Form 10-Q
period 1995-09-30
UNB CORP/OH
filed 1995-11-14
CIK 746481

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                           Washington, D.C.  20549

                                  FORM 10-Q

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended    September 30, 1995
                                --------------------

Commission file number 0-13270


                                  UNB CORP.
            -----------------------------------------------------
            (Exact name of Registrant as specified in its charter)


        Ohio                                            34-1442295
-------------------------------         ---------------------------------------
(State or other jurisdiction of         (I.R.S. Employer Identification Number)
incorporation or organization)


220 Market Avenue, South
Canton, Ohio                                                   44702
---------------------------------------                      -----------
(Address of principal executive offices)                     (Zip Code)

Registrant's telephone number, including area code        (216) 454-5821
                                                          --------------

        Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 11 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such report), and (2) has been subject to such filing requirements for the the past 10 days.

                                Yes     X             No
                                     --------            --------

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

        Common Stock, $1.00 Stated Value      Outstanding at October 31, 1995
                                              2,873,353 Common Shares

                                   UNB CORP.

                                   FORM 10-Q

                        QUARTER ENDED SEPTEMBER 30, 1995



                         PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

         Interim financial information required by Regulation 210.10-01 of Regulation S-X is included in this Form 10Q as referenced below:

                                                                         Page
                                                                       Number(s)
                                                                       ---------
Consolidated Balance Sheets                                                1

Consolidated Statements of Income                                          2

Condensed Consolidated Statements
 of Changes in Shareholders' Equity                                        3

Condensed Consolidated Statements
 of Cash Flows                                                             4

Notes to the Consolidated Financial Statements                          5-12

Item 2 - Management's Discussion and Analysis of
           Financial Condition and Results of Operations               13-22


                          PART II - OTHER INFORMATION

Item 4 - Submission of Matters to a Vote of
         Security Holders                                                 23

Item 5 - Other Information                                                23

Item 6 - Exhibits and Reports on Form 8-K                                 23

Signatures                                                                23

                                U N B   C O R P.
                          CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)

(In thousands)                                     September 30,  December 31
                                                        1995           1994
                                                   -------------  -------------

ASSETS
Cash and cash equivalents                                $27,070        $30,211
Federal funds sold                                        10,325            600
Interest bearing deposits with banks                         243            167
Securities, net (Fair value:
     $60,726 and $77,860, respectively)(Note 2)           60,722         77,923
Mortgage-backed securities (Fair value:
     $54,606 and $60,855, respectively)(Note 2)           54,388         61,586
Loans originated and held for sale                             0            144
Loans:
   Total loans (Notes 3 and 6)                           496,256        409,599
   Allowance for loan losses (Note 4)                     (7,050)        (6,348)
-------------------------------------------------------------------------------
      Net loans                                          489,206        403,251
Premises and equipment, net                                8,790          8,597
Intangible assets                                          7,638          8,471
Accrued interest receivable and other assets              11,379         10,134
-------------------------------------------------------------------------------
         TOTAL ASSETS                                   $669,761       $601,084
===============================================================================

LIABILITIES
Deposits:
   Noninterest bearing deposits                          $72,629        $71,015
   Interest bearing deposits                             451,008        415,756
-------------------------------------------------------------------------------
      Total deposits                                     523,637        486,771
Fed funds purchased and short-term borrowings             45,084         34,897
Federal Home Loan Bank advances (Note 6)                  31,595         16,660
Accrued taxes, expenses and other liabilities              5,864          4,116
-------------------------------------------------------------------------------
         TOTAL LIABILITIES                               606,180        542,444

SHAREHOLDERS' EQUITY
Common stock ($1.00 stated value, 5,000,000
   shares authorized; 2,873,353 and 2,870,383
   issued and outstanding,                                 2,873          2,870
Paid-in capital                                           31,593         31,569
Retained earnings                                         28,874         25,642
Unrealized gain/(loss) on securities available for sale      241         (1,441)
-------------------------------------------------------------------------------
         TOTAL SHAREHOLDERS' EQUITY                       63,581         58,640
-------------------------------------------------------------------------------
            TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY  $669,761       $601,084
===============================================================================



               See Notes to the Consolidated Financial Statement

                                U N B   C O R P.
                       CONSOLIDATED STATEMENTS OF INCOME
                                  (UNAUDITED)



(In thousands)
                                                                        Three Months Ended              Nine Months Ended
                                                                           September 30,                  September 30,
                                                                       ---------------------        -----------------------
                                                                         1995        1994             1995           1994
                                                                       --------     --------        --------       --------
INTEREST INCOME:
  Interest and fees on loans:
     Taxable                                                            $10,799       $8,179         $29,891        $22,924
     Tax exempt                                                              70           72             207            234
  Interest and dividends on investments & mortgage-backed securities:
     Taxable                                                              1,693        1,080           5,661          3,259
     Tax exempt                                                              36           52             123            146
  Interest on bank deposits and federal funds sold                          150          143             468            245
----------------------------------------------------------------------------------------------------------------------------
       Total interest income                                             12,748        9,526          36,350         26,808
----------------------------------------------------------------------------------------------------------------------------

INTEREST EXPENSE:
  Interest on deposits                                                    4,690        2,959          12,557          7,983
  Interest on short-term borrowings                                         517          273           1,626            659
  Interest on FHLB advances                                                 538          233           1,500            598
----------------------------------------------------------------------------------------------------------------------------
       Total interest expense                                             5,745        3,465          15,683          9,240
----------------------------------------------------------------------------------------------------------------------------

NET INTEREST INCOME                                                       7,003        6,061          20,667         17,568
PROVISION FOR LOAN LOSSES (NOTE 4)                                          480          240           1,220            780
----------------------------------------------------------------------------------------------------------------------------
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES                       6,523        5,821          19,447         16,788

OTHER INCOME:
  Service charges on deposits                                               596          634           1,795          1,784
  Trust Department income                                                   582          569           1,805          1,711
  Other operating income                                                    101          168             524            613
  Securities gains(losses), net                                               1            0               7              4
  Gains on loans originated for resale and sold                              16           15              67             53
----------------------------------------------------------------------------------------------------------------------------
     Total other income                                                   1,296        1,386           4,198          4,165
----------------------------------------------------------------------------------------------------------------------------

OTHER EXPENSES:
  Salary, wages and benefits                                              2,581        2,331           7,582          6,855
  Occupancy                                                                 265          267             913            824
  Equipment                                                                 489          507           1,564          1,464
  Other operating expense                                                 1,527        1,524           5,532          4,711
----------------------------------------------------------------------------------------------------------------------------
     Total other expenses                                                 4,862        4,629          15,591         13,854
----------------------------------------------------------------------------------------------------------------------------

INCOME BEFORE INCOME TAXES                                                2,957        2,578           8,054          7,099
PROVISION FOR INCOME TAXES                                                  993          844           2,697          2,317
----------------------------------------------------------------------------------------------------------------------------
  NET INCOME                                                             $1,964       $1,734          $5,357         $4,782
============================================================================================================================


EARNINGS PER SHARE (NOTE 1):
  Primary                                                                 $0.68        $0.61           $1.87          $1.68
  Fully diluted                                                           $0.65        $0.58           $1.78          $1.60
============================================================================================================================


DIVIDENDS PER SHARE (NOTE 1)                                              $0.25        $0.23           $0.74          $0.68
============================================================================================================================

WEIGHTED AVERAGE SHARES OUTSTANDING (NOTE 1):
    Primary                                                           2,873,249    2,860,447       2,872,161      2,852,499
    Fully diluted                                                     3,011,683    2,993,388       3,011,873      2,985,561
============================================================================================================================

NOTE: Per share data is based on the average number of shares outstanding adjusted for all stock dividends and splits.





                      See Notes to the Consolidated Financial Statments

                                 U N B  CORP.
     CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                                 (UNAUDITED)

(In thousands)
                                                      Nine months ended
                                                     9/30/95     9/30/94
                                                    ---------   ---------
 Balance at beginning of period                      $58,640      $55,706

 Net Income                                            5,357        4,782

 Shares issued through dividend reinvestment               0          649

 Shares issued through 401K stock purchase                 0          319

 Shares issued for deferred compensation plan              0            7

 Stock options exercised                                  28            6

 Cash dividends $0.74 and $0.68 per share,
        respectively                                  (2,125)      (1,939)

 Change in market value on investment securities
        available for sale, net of deferred taxes      1,681       (1,034)
                                                     -------      -------
 Balance at end of period                            $63,581      $58,496
                                                     =======      =======





              See Notes to the Consolidated Financial Statements

                                   UNB CORP.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)




(In thousands)                                                                     Nine months ended September 30,
                                                                                        1995        1994
                                                                                       ------      ------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                                            $5,357      $4,782
  Adjustments to reconcile net income to net cash
   from operating activities:
      Provision for loan losses                                                          1,220         780
      Depreciation and amortization                                                        580         466
      Net securities gains                                                                  (7)         (4)
      Net (accretion)/amortization on securities                                          (401)        108
      Amortization of intangible assets                                                    833         365
      Loans originated for resale                                                       (4,505)     (2,991)
      Proceeds from sale of loan originations                                            4,716       6,067
  Changes in:
      Interest receivable                                                                 (230)       (318)
      Interest payable                                                                     405          19
      Other assets and liabilities, net                                                   (535)        159
      Deferred income                                                                       (4)         (2)
------------------------------------------------------------------------------------------------------------
        Net cash from operating activities                                               7,429       9,431
------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Net change in interest bearing deposits with banks                                       (75)    (35,670)
  Net increase in federal funds sold                                                    (9,725)     (1,900)
  Investment and mortgage-backed securities:
      Proceeds from sales of securities available for sale                               3,124       3,020
      Proceeds from maturities of securities held to maturity                           28,178      10,300
      Proceeds from maturities of securities available for sale                         24,134      11,646
      Purchases of securities held to maturity                                         (27,698)    (26,300)
      Purchases of securities available for sale                                        (8,415)    (17,112)
      Principal payments received on mortgage-backed securities held to maturity         5,849           0
      Principal payments received on mortgage-backed securities available for sale       2,183      11,838
  Net increase in loans made to customers                                              (84,050)    (51,998)
  Loans purchased                                                                       (3,296)          0
  Purchases of premises and equipment, net                                                (773)       (378)
  Purchases of assets to be leased                                                           0        (194)
  Principal payments received under leases                                                 103         107
------------------------------------------------------------------------------------------------------------
        Net cash from investing activities                                             (70,461)    (96,641)
------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net increase in deposits                                                              36,866      11,621
  Cash and cash equivalents received
      in assumption of deposits, net of assets acquired (Note 2)                             0      63,517
  Cash dividends paid                                                                   (2,125)     (1,939)
  Proceeds from shares issued through dividend reinvestment                                  0         649
  Proceeds from issuance of stock                                                           28         332
  Net increase in short-term borrowings                                                 10,187       5,420
  Proceeds from FHLB advances                                                           25,000      18,065
  Repayments of FHLB advances                                                          (10,065)    (10,000)
------------------------------------------------------------------------------------------------------------
        Net cash from financing activities                                              59,891      87,665
------------------------------------------------------------------------------------------------------------

NET CHANGE IN CASH AND CASH EQUIVALENTS                                                 (3,141)        455

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                                          30,211      26,852
------------------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS AT END OF YEAR                                               $27,070     $27,307
============================================================================================================





              See Notes to the Consolidated Financial Statements

                                   UNB CORP.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
             ------------------------------------------------------


Note 1 - Summary of Significant Accounting Policies
---------------------------------------------------

The accompanying consolidated financial statements include the accounts of UNB Corp. and its wholly owned subsidiaries. All material intercompany accounts and transactions have been eliminated in consolidation.

These interim financial statements are prepared without audit and reflect all adjustments of a normal recurring nature which, in the opinion of Management, are necessary to present fairly the consolidated financial position of UNB Corp. at September 30, 1995, and its results of operations and cash flows for the periods presented. The accompanying consolidated financial statements do not purport to contain all the necessary financial disclosures required by generally accepted accounting principles that might otherwise be necessary in the circumstances. The Annual Report for UNB Corp. for the year ended December 31, 1994, contains consolidated financial statements and related notes which should be read in conjunction with the accompanying consolidated financial statements.

For consolidated financial statement classification and cash flow reporting purposes, cash and cash equivalents include currency on hand and non-interest bearing deposits with banks. For the nine months ended September 30, 1995, and September 30, 1994, UNB Corp. paid interest in the amount of $15.3 million and $8.1 million, respectively. For the same nine month period, federal income taxes paid totaled $3,090,000 and $2,655,000, respectively.

The Corporation accounts for its investment portfolio under the provisions of Statement of Financial Accounting Standards No. 115 (SFAS No. 115), "Accounting for Certain Investments in Debt and Equity Securities." SFAS No. 115 requires the Corporation to classify debt and equity securities as held to maturity, trading or available for sale. The cumulative effect on retained earnings at September 30, 1995 and December 31, 1994, of adopting SFAS No. 115, is included as a separate component of shareholders' equity in the consolidated balance sheet and represents the after-tax effect of adjusting securities available for sale to fair value. Prior to the adoption of SFAS No. 115, the Corporation recorded investment and mortgage-backed securities at amortized cost.

Securities classified as held to maturity are those that management has the positive intent and ability to hold to maturity. Securities classified as available for sale are those that management intends to sell or that could be sold for liquidity, investment management, or similar reasons, even if there is not a present intention for such a sale.

Securities held to maturity are stated at cost, adjusted for amortization of premiums and accretion of discounts. Securities available for sale are carried at fair value with unrealized gains and losses included as a separate component of shareholders' equity, net of tax. Gains or losses on dispositions are based on net proceeds and the adjusted carrying amount of securities sold, using the specific identification method.

                                   UNB CORP.
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)
       ------------------------------------------------------


On January 1, 1995, the Corporation adopted Financial Accounting Standards Board Statements No. 114, "Accounting by Creditors for Impairment of a Loan", and No. 118, "Accounting by Creditors for Impairment of a Loan-Income Recognition and Disclosures." SFAS No. 114 specifies that the allowances for loan losses on impaired loans be measured at the present value of expected future cash flows, discounted at the loan's original effective interest rate or, as a practical expedient, at the loan's observable market price or the fair value of the collateral, if the loan is collateral dependent. SFAS No. 118 allows a creditor to use existing methods for income recognition on an impaired loan.

Management analyzes loans on an individual basis and considers a loan to be impaired when it is probable that all principal and interest amounts will not be collected according to the loan contract. Loans which are past due 89 days or less and that management feels are probable of being paid current within 90 days are not considered to be impaired loans. As allowed by Statement 114, Management excludes all consumer installment, residential mortgage, home equity and credit card less than $300,000 from consideration as impaired. In addition, all loans held for sale and leases are excluded from consideration as impaired under the standard.

Impaired loans are fully or partially charged off when in Management's opinion an event or events have occurred which provide reasonable certainty that a loss is probable. When Management determines that a loss is probable, a full or partial charge off is recorded for the amount the book value of the impaired loan exceeds the present value of the cash flows or the fair value of the collateral, for collateral dependent loans.

SFAS No. 118 allows a creditor to use existing methods for income recognition on an impaired loan. All impaired loans for purposes of SFAS No. 114 are placed on non-accrual status. However, all non-accrual loans are not considered impaired because non-accrual loans which have been brought current are included on non-accrual status for six months and would not be considered impaired.

Under this standard, loans considered to be impaired are reduced to the present value of expected future cash flows or to the fair value of collateral by allocating a portion of the allowance for loan losses to such loans. Any reduction in carrying value through impairment or any change in impairment based on cash payments received or revised cash flow estimates as determined on a quarterly basis would be applied against the unallocated portion of the allowance for loan losses and become a specific allocation of the allowance or as an addition to the provision for loan losses if the unallocated portion of the allowance was insufficient to cover the impairment. Based on Management's analysis and determination that no loans met the determination as impaired, no provision for loan losses was recorded in connection with adopting this standard. In addition, because there were no loans meeting the criteria as impaired loans at September 30, 1995 or for the nine months then ended, the adoption of this standard had no impact on the consolidated financial statements.

                                   UNB CORP.
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)
       ------------------------------------------------------


Primary earnings per share at September 30, 1995 and 1994 are computed based on the weighted average shares outstanding during the period. Fully diluted earnings per share at September 30, 1995 and 1994 are computed by dividing net income by the fully diluted weighted average shares outstanding for the period. Fully diluted shares are calculated by adding the weighted average number of stock options awarded and outstanding to the weighted average primary shares outstanding.

Note 2 - Investment Securities
------------------------------

The amortized cost and estimated fair value of the investment and mortgage-backed securities, available for sale and held to maturity, as presented on the consolidated balance sheet at September 30, 1995, and December 31, 1994, are as follows:

                                                                           September 30, 1995
                                                    ----------------------------------------------------------------
                                                                        Gross                Gross        Estimated
                                                    Amortized          Unrealized         Unrealized         Fair
(in thousands of dollars)                              Cost              Gains              Losses          Value
                                                    ---------          ----------         ----------     ----------
Securities available for sale:
 U.S. Treasury securities                             $22,074            $42                  ($84)          $22,032
 Obligations of U.S. government
  agencies and corporations                            24,001             32                  (422)           23,611

Securities held to maturity:
 Obligations of U.S. government
  agencies and corporations                             3,702             --                    (2)            3,700
 Obligations of state and political
  subdivision                                           2,289              6                     --            2,295
  Corporate bonds and other debt
   securities                                           2,129             37                   (37)            2,129
                                                       ------          -----                -------          -------

 Total debt securities                                 54,195            117                  (545)           53,767
Equity securities available for sale                    5,859          1,100                     0             6,959
                                                       ------          -----                -------          -------

 Total investment securities                           60,054          1,217                  (545)           60,726
                                                       ------          -----                -------          -------

Mortgage-backed securities
 available for sale                                    29,515            148                  (451)           29,212

Mortgage-backed securities
 held to maturity                                      25,176            224                    (6)           25,394
                                                      -------           -----               -------          -------

 Total mortgage-backed securities                      54,691            372                  (457)           54,606
                                                      -------          -----                -------          -------

Total investment and mortgage-
 backed securities                                   $114,745         $1,589               ($1,002)         $115,332
                                                     ========         ======               ========         ========

                                   UNB CORP.
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)
       ------------------------------------------------------


                                                                            December 31, 1994
                                                    -----------------------------------------------------------------
                                                                          Gross               Gross          Estimated
                                                    Amortized          Unrealized           Unrealized          Fair
(in thousands of dollars)                             Cost                Gains               Losses           Value
                                                      ----                -----               ------           -----
Securities available for sale
  U.S. Treasury securities                            $19,148                 -               ($552)             $18,596
  Obligations of U.S. government
  agencies and corporations                            45,815                $10             (1,351)              44,474

Securities held to maturity:
  Obligations of state and
   political subdivision                                3,439                 34                 (1)               3,472
 Corporate bonds and other debt
  securities                                            6,582                 10               (106)               6,486
                                                       ------             ------            -------               ------

 Total debt securities                                 74,984                 54             (2,010)              73,028
Equity securities available for sale                    3,960                872                 -                 4,832
                                                       ------             ------             -------              ------

 Total investment securities                           78,944                926             (2,010)              77,860

Mortgage-backed securities
  available for sale                                   32,201                 80             (1,241)              31,040
Mortgage-backed securities
  held to maturity                                     30,546                 -                (731)              29,815
                                                      -------             ------             -------             -------

 Total mortgage-backed securities                      62,747                 80             (1,972)              60,855
                                                      -------             ------             -------             -------

 Total investment and mortgage-
  backed securities                                  $141,691             $1,006            ($3,982)            $138,715
                                                     ========             ======            ========            ========


During the nine month period ended September 30, 1995 and September 30, 1994, the proceeds from sales of securities available for sale were $3,123,963 and $3,020,246, respectively. Gross gains of $7,007 and $4,309 were recognized on those sales, respectively. For the first nine months of 1995, the net unrealized increase in market value on available for sale securities was approximately $2,548,000. There were no sales or transfers of securities classified as held-to-maturity.

The amortized cost and estimated fair value of mortgage-backed and debt securities at September 30, 1995, by contractual maturity, are shown on page 9. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                   UNB CORP.
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)
       ------------------------------------------------------


                                                                                   September 30, 1995
                                                                             ----------------------------------
                                                                                                      Estimated
                                                                            Amortized                    Fair
(in thousands of dollars)                                                      Cost                     Value
                                                                            ---------                 ---------
Securities available for sale:

U.S. Treasuries
  Due in one year or less                                                     $ 11,029                  $ 11,016
  Due after one year through five years                                         11,045                    11,016
                                                                               -------                   -------
    Total                                                                       22,074                    22,032

U.S. Government agencies and corporations
  Due in one year or less                                                        7,998                     7,921
  Due after one year through five years                                         16,003                    15,690
                                                                               -------                   -------
    Total                                                                       24,001                    23,611

  Total debt securities available for sale                                    $ 46,075                  $ 45,643
                                                                               =======                   =======

Securities held to maturity:

U.S. Government agencies and corporations
  Due in one year or less                                                     $  3,702                  $  3,700
                                                                               -------                   -------
    Total                                                                        3,702                     3,700

Obligations of state and political subdivisions
  Due in one year or less                                                        1,581                     1,583
  Due after one year through five years                                            708                       712
                                                                               -------                   -------
    Total                                                                        2,289                     2,295

Corp bonds and other debt securities
  Due in one year or less                                                          388                       388
  Due after one year through five years                                          1,000                       988
  Due after five years through ten years                                           491                       528
  Due after ten years                                                              250                       225
                                                                               -------                   -------
    Total                                                                        2,129                     2,129
                                                                               -------                   -------

        Total securities held to maturity                                    $   8,120                 $   8,124
                                                                               =======                   =======

Mortgage-backed and collateralized
  mortgage obligations available for sale                                    $  29,515                 $  29,212

Mortgage-backed and collateralized
  mortgage obligations held to maturity                                         25,176                    25,394
                                                                               -------                   -------

      Total mortgage-backed and debt securities                              $ 108,886                 $ 108,373
                                                                               =======                   =======

                                   UNB CORP.
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)
       ------------------------------------------------------


At September 30, 1995 there were no holdings of securities of any one issuer, other than the U.S. government and its agencies and corporations with an aggregate book value which exceeds 10% of stockholders' equity.

Note 3 - Loans
--------------

Total loans as presented on the balance sheet are comprised of the following classifications:

                                                               September 30, 1995           December 31, 1994
                                                               ------------------           -----------------

(in thousands of dollars)
  Commercial, financial and agricultural                               $ 63,839                          $ 55,083
  Commercial, tax exempt                                                  5,935                             6,011
  Commercial real estate                                                 59,551                            53,252
  Residential real estate                                               154,830                           115,354
  Consumer loans                                                        212,101                           179,899
                                                                        -------                           -------

  Total loans                                                          $496,256                          $409,599
                                                                       ========                          ========

At September 30, 1995 and December 31, 1994, loans on non-accrual status and/or past due more than 90 days approximated $1,042,000 and $1,058,000, respectively. The Other Real Estate Owned balance, net of allowance, at September 30, 1995, is $325,000.

Note 4 - Allowance for Loan Losses
----------------------------------

A summary of activity in the allowance for loan losses for the nine months ended September 30, 1995, and September 30, 1994, are as follows:

(in thousands of dollars)                                                 1995                   1994
                                                                          ----                   ----
  Balance - January 1                                                    $6,348                    $6,056
  Provision charged to operating expense                                  1,220                       780
  Loans charged off, net of recoveries                                     (518)                     (572)
                                                                         ------                    ------
  Balance - September 30                                                 $7,050                    $6,264
                                                                         ======                    ======

                                   UNB CORP.
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)
       ------------------------------------------------------


Note 5 - Concentrations of Credit Risk and
------------------------------------------
         Financial Instruments With Off-Balance Sheet Risk
         -------------------------------------------------

The Corporation offers commercial and consumer credit products to customers within Stark and surrounding counties. The Corporation maintains a diversified credit portfolio, with residential and commercial real estate and consumer loans comprising approximately 85.9% of the portfolio. Indirect loans accounted for 89.1% of installment loans and 79.9% of all consumer loans at September 30, 1995. The dealer network from which the indirect loans are generated includes 138 active relationships, the largest of which was responsible for 7.7% of total indirect volume for the year-to-date 1995.

The Corporation is a party to financial instruments with off-balance sheet risk. These instruments are required in the normal course of business to meet the financial needs of its customers. The contract or notional amounts of these instruments are not included in the consolidated financial statements.
At September 30, 1995, the contract or notional amounts of these instruments, which primarily include commitments to extend credit, standby letters of credit and financial guarantees, and interest rate swaps totaled $132,354,000.

At September 30, 1995, the Corporation held one interest rate swap agreement with a notional amount of $7.0 million. The notional amount of the interest rate swap does not represent an amount exchanged by the parties and is not a measure of the Corporation's exposure through its use of derivatives. The amounts exchanged are determined by reference to the notional amount and the other terms of the interest rate swap. The agreement calls for quarterly reductions in the notional amount with a final expiration of November 27, 2000. Variable interest payments received are based on the three month LIBOR rate which is adjusted on a quarterly basis. The LIBOR rate in effect at September 30, 1995 was 5.9375% while the fixed rate to be paid through the remainder of the contract is 2.88%. The income from this agreement for the nine months ended September 30, 1995 was approximately $168,200. For the nine months ended September 30, 1994 the cost was approximately $173,100, which was charged to income. The market value of this swap at September 30, 1995 was a positive $520,460. Under the terms of this contract, future changes in LIBOR will affect the payments received, the income or expense generated by the swap and its market value.

Note 6 - FHLB Advances
----------------------

Long-term debt at September 30, 1995 is comprised of advances from the Federal Home Loan Bank (FHLB). Pursuant to collateral agreements with the FHLB, advances are secured by all FHLB stock and qualifying first mortgage loans. Advances at September 30, 1995 have original principal balances totaling $31,595,000. Interest expense on FHLB advances for the nine months ending September 30, 1995 was approximately $1,500,000.

                                   UNB CORP.
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)
       ------------------------------------------------------


A summary of FHLB advances outstanding follows (in thousands):

                     Maturity                   Interest                       Amount
                     ----------------------------------------------------------------
                     1995                           4.50%                      $   235
                     1996                        4.85%-6.50%                     8,245
                     1997                        5.15%-5.30%                     2,260
                     1998                        5.35%-7.85%                     4,775
                     1999                        5.50%-7.95%                     4,785
                     2000                        6.00%-8.00%                    10,300
                     2001                           6.10%                          315
                     2002                           6.25%                          330
                     2003                           6.25%                          350
                     -----------------------------------------------------------------
                     Total                                                      $31,595
                     ==================================================================

Note 7 - Acquisition
--------------------

Effective September 16, 1994, United National Bank & Trust Company, a wholly owned subsidiary of UNB Corp., acquired from the Resolution Trust Corporation ("RTC") certain assets and assumed certain deposit and other liabilities of the former TransOhio Federal Savings Bank ("TransOhio") headquartered in Cleveland, Ohio, pursuant to an agreement of the same date.

The TransOhio acquisition has been accounted for as a purchase, and accordingly, the acquired assets and liabilities were recorded based on the fair values at the date of acquisition. A summary of assets acquired and liabilities assumed follows (in thousands):

ASSETS
Cash and non-interest bearing balances with bank          $   375
                                                              ---
         Total cash and cash equivalents                      375

Premises and equipment                                        224
Accrued interest receivable and other assets                    2
Funds receivable from the Resolution Trust Corporation     63,142
Purchase premium                                            6,630
                                                          -------
         Total assets                                     $70,373
                                                          =======

LIABILITIES
Deposits:
Non-interest bearing                                      $ 2,291
Interest bearing                                           66,953
                                                          -------
         Total deposits                                   $69,244

Accrued interest payable and other liabilities              1,129
                                                          -------
         Total liabilities                                $70,373
                                                          =======

The effect of the TransOhio acquisition is included in the results of operations prospectively from the date of acquisition. The pro forma effect of this acquisition on prior periods is not shown herein as United National Bank & Trust Co. did not acquire the entire businesses of the seller and historic operating results for the assets acquired and liabilities assumed is not available.

                                   UNB CORP.
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS (continued)
                     -------------------------


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

INTRODUCTION
------------

The following areas of discussion pertain to the consolidated financial statements of UNB Corp. at September 30, 1995, compared to December 31, 1994, and the results of operations for the year-to-date period ending September 30, 1995, compared to the same period in 1994. It is the intent of this discussion to provide the reader with a more thorough understanding of the consolidated financial statements and supporting schedules, and should be read in conjunction with those consolidated financial statements and schedules.

UNB Corp. is not aware of any trends, events, or uncertainties that might have a material effect on the soundness of operations; neither is UNB Corp. aware of any proposed recommendations by regulatory authorities which would have a similar effect if implemented.

On September 16, 1994, the United National Bank & Trust Co., a wholly owned subsidiary of UNB Corp., assumed approximately $70.4 million in deposits and other liabilities of TransOhio Federal Savings Bank, a federal savings and loan association headquartered in Cleveland, Ohio, which has been placed in receivership by the Office of Thrift Supervision and operated by the Resolution Trust Corporation. In addition to the deposits assumed, the Bank also acquired approximately $63.8 million in cash, premises, equipment and other assets while paying a premium of $6.6 million for the liabilities assumed. The four banking offices acquired by the Bank, located in northern Stark and southern Summit counties, are being operated as part of the Bank's branch office network.

Management believes that the acquisition will enhance the Bank's long-term profitability and has projected a positive impact of approximately $300,000 for the 1995 fiscal year, with the majority coming in interest margin through increased balance sheet size.

FINANCIAL CONDITION
-------------------

Total assets at September 30, 1995 were $669,761,000, an increase of $68,677,000, or 11.4%, over year-end 1994. A decrease in cash and cash equivalents of $3,141,000, coupled with increases in Federal Funds sold and interest bearing deposits with banks of $9,725,000 and $76,000, respectively, combined for a net increase in highly liquid balances of $6,660,000. Maturities and principal reductions in the investment and mortgage-backed security portfolios, net of purchases, of $24,231,000 and proceeds from sales of securities available for sale of $3,124,000 were used to fund a portion of the exceptional growth experienced in the loan portfolio of $86,657,000, which is a 21.2% increase over balances at December 31, 1994.

                                   UNB CORP.
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS (continued)
                     -------------------------


All of the loan categories experienced significant loan growth for the first nine months of the year with the consumer and mortgage portfolios exhibiting the largest increases of $32,202,000 and $39,476,000, respectively. Earning assets at September 30, 1995 increased to $621,934,000 from $550,019,000 at December 31, 1994, an increase of $71,915,000, or 13.1%. The ratio of earning assets to total assets increased slightly from 91.5% at year-end 1994 to 92.9% at September 30, 1995.

Total deposits at September 30, 1995 of $523,637,000 represent an increase of $36,866,000 or 7.6% from year-end 1994. Non-interest bearing demand deposits have returned to year-end 1994 levels despite experiencing some seasonal run-off in balances during the first quarter of 1995. Interest-bearing demand deposits have experienced a decline of approximately $6,523,000, or 8.9%, since year-end 1994, primarily in response to increases in service charges on these accounts especially in the acquired branches from TransOhio. Savings deposits decreased $11,357,000 while certificates of deposit increased $51,137,000 from year-end 1994. The decrease in savings balances and corresponding increase in certificates of deposit reflects depositors searching for higher yields available both in certificates of deposit and in alternative investments found outside the banking industry, particularly in mutual funds. During the first quarter of 1995, the Bank turned to alternative sources of funding in the forms of short-term repurchase agreements and Federal Home Loan Bank advances as a substitute for deposits, increasing the balances outstanding by the end of the second quarter of 1995 by $6,690,000 and $14,935,000, respectively, from year-end 1994. During the second quarter of 1995, as the market experienced declining U.S. Treasury rates, the Bank's emphasis on funding growth shifted to attracting and retaining Certificates of Deposits. This strategy was carried through the third quarter of 1995, during which time the Bank offered very competitive rates on its certificates in all maturity ranges.

The Bank's net loan-to-deposit ratio at September 30, 1995 was 93.4% compared to 82.8% at year-end 1994. The growth in this ratio for the first nine months of 1995 reflects the impact of both exceptional loan growth, coupled with the funding of that growth through alternative sources of funds as well as the difficulty in raising deposits quickly due to the increased competition for deposits from both traditional bank and non-bank sources. Management has allowed this ratio to increase to its current levels because it believes that the recent levels of loan demand are tapering off due to the seasonality of the indirect consumer loan and mortgage loan businesses as well as seasonality in commercial line of credit usage. As loan demand slows, loan repayments will cause this ratio to decline. In addition, the Bank will begin offering in the mid-fourth quarter of 1995, a new money market deposit product with a tiered rate structure tied to the 13 week T-Bill discount rate to meet the competition for and to reduce the outflow of core deposits.

Total shareholder's equity at September 30, 1995 was $63,581,000 which was an increase of $4,941,000, or 8.4%, from year-end 1994. The major two contributors to this increase were net income for the first nine months of 1995 of $5,357,000 and a decrease of $1,681,000 in the unrealized loss on investment securities available for sale. The exercise of executive stock options increased shareholders' equity an additional $28,000. These increases were partially offset by the payment of quarterly cash dividends of $2,125,000.

                                   UNB CORP.
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS (continued)
                     -------------------------


RESULTS OF OPERATIONS
---------------------

Net income for the third quarter of $1,964,000 exceeded net income for the same period in 1994 by $230,000, or 13.3%. Year-to-date net income of $5,357,000 was $575,000 or 12.0% greater than the same period last year. The most significant factor leading to this positive performance was the increase in net interest income, a direct result of balance sheet growth. Net interest income grew from $17,568,000 for the first nine months of 1994 to $20,667,000 for the nine months of 1995, an increase of $3,099,000, or 17.6%. For the third quarter of 1995, net interest income was $7,003,000, which was $942,000, or 15.5% over the same period in 1994.

Total interest income for the third quarter and year-to-date 1995 were $12,748,000 and $36,350,000, increases of 33.8% and 35.6%, respectively, from the same periods of 1994. Total interest expense for the third quarter and year-to-date 1995 was $5,745,000 and $15,683,000, increases of 65.8% and 69.7%, respectively for the same periods of 1994.

Net interest margin rate for the first nine months of 1995 and 1994 was 4.75% and 4.98%, respectively, a decline of 23 basis points. This decline from the third quarter of 1994 is attributable to several factors. Within the lending portfolio, the Bank has maintained aggressive pricing in its Consumer and Mortgage Loan portfolios in order to remain competitive in its markets. This has been partially offset by the repricing of loans, especially commercial and commercial real estate loans which are tied to the Prime rate which has experienced a 100 basis point increase during the period of September, 1994 to September, 1995. The change in earning asset mix from the investment portfolio to loans also offsets some of the reductions in margin due to the differential in yields earned on the respective portfolios.

With regard to the cost of funds, as market interest rates increased throughout the latter half of 1994 and the first half of 1995, the Bank has experienced a shifting in deposit mix from lower rate savings and money market accounts whose rates have been held stable, to higher cost certificates of deposit. This was expected, as certificates of deposit were to be the funding source for loan growth. In addition, the acquisition of relatively more expensive TransOhio deposits in the third quarter of 1994 has impacted the Bank's overall cost of deposits. The rates TransOhio paid on savings, NOW and money market accounts were retained until the end of the first quarter of 1995 when they were brought in line with the Bank's current rates. This was done to encourage account retention in the new branches. Rates on TransOhio certificates of deposit are to remain unchanged through the remaining life of the instruments. To fund loan growth in the first quarter of 1995, the Bank relied on borrowing additional funds at competitive rates in the form of Federal Home Loan Bank advances. In the second quarter of 1995, the Bank aggressively priced its certificate of deposit rates in order to maintain existing balances while successfully attracting new funds, a strategy which has been maintained through the third quarter of 1995.

The aggressive pricing to attract both new loan and deposit volume and the resulting decrease in the net interest margin rate was an Asset/Liability management decision. The increase in overall revenue of the Bank through balance sheet growth enabled the

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS (continued)
                     -------------------------


Corporation to leverage capital and increase the return on equity. Return on assets, in Management's opinion a secondary indicator of performance, has declined due to the strong balance sheet growth. Management is willing to temporarily sacrifice a degree of return on asset performance.

Non-interest income for the third quarter shows a decline of $90,000, or 6.5%, from the same period of 1994. On a year-to-date basis, non-interest income shows an increase of less than 1%, from the same period in 1994. The biggest factor effecting both third quarter and year-to-date results are reductions in fee income from the sales of annuities and mutual fund investments of approximately 55% on a year-to-date basis. The Bank switched vendors during the first half of 1995, leaving the branches without sales support for most of the period. Expectations are that this source of fee income will resume to previous levels with a new, dedicated sales force which was put in place at the end of the second quarter of 1995. Also, a significant factor is the decline in service charges on deposits brought about by a realignment of the Bank's transactional account products and related changes in fee structures which were instituted in the beginning of the fourth quarter of 1994. These declines were partially offset by increases posted in Trust Department income and gains on mortgage loan sales which both were positively effected by movements in treasury rates during the period.

Non-interest expense for the third quarter and year-to-date increased by $233,000 and $1,737,000, increases of 5.0% and 12.5%, respectively, from the same periods in 1994. These increases were primarily the result of the TransOhio acquisition. The major categories experiencing increases were salary and benefits, occupancy, FDIC premiums, supplies expense and the amortization of intangible assets booked as part of the TransOhio acquisition transaction.

The Bank will be affected by a plan adopted by the Federal Deposit Insurance Corporation ("FDIC") for a one time assessment to recapitalize the Savings Association Insurance Fund ("SAIF") which insures approximately $113,000,000 in deposits which the Bank acquired in "Oakar transactions" from the Resolution Trust Company ("RTC") in the First Savings and Loan Company, F.A. of Massillon and TransOhio Federal Savings Bank acquisitions. The proposed assessment rate is $0.875 per $100 of these deposits held by financial institutions at either March 31, June 30, or December 31, 1995 and would be due in early January, 1996. Deposits acquired through Oakar transactions will receive a 60% reduction in the assessment. Based on the most recent information available, the Bank will pay an additional assessment of approximately $628,000. Then in 1996, the Bank's regular assessment on SAIF insured deposits would decrease to possibly as low as $0.04 per $100 of deposits from the current rate of $0.23 per $100 of deposits, the same rate which the Bank is currently assessed on its remaining deposits which are insured under the Bank Insurance Fund ("BIF") of the FDIC. The BIF premium was reduced in June of 1995 from a rate of $0.23 per $100 of deposits to $0.04 per $100 of deposits, as part of the above mentioned plan due to the overcapitalization of the BIF which occurred in the second quarter of 1995. The overall impact of these changes in 1996 will be a net increase in FDIC premiums over those paid in 1995 of approximately $155,000.

                                   UNB CORP.
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS (continued)
                     -------------------------


Primary earnings per share for the third quarter of 1995 increased $.07, or 11.5%, over the same period in 1994. On a year-to-date basis, primary earnings per share increased $.19, or 11.3% from the same period in 1994. On a fully diluted basis, earnings per share increased 12.1% for the third quarter and 11.2% for the year-to-date.

The Bank has continued involvement in legal proceedings concerning a parcel of OREO property. The Bank has clear title on the property which is recorded on the balance sheet at the expected net realizable value of $325,000. An assessment by an environmental firm contracted by the Bank revealed some levels of contamination and provided a remediation plan regarding the property's cleanup with estimated costs of $75,000. The responsible party, which under Ohio Underground Storage Tank Regulations was the owner of the facility at the date it was taken out of service, has contracted with an independent environmental engineer who has filed a report in early July of this year with the State of Ohio's Bureau of Underground Storage Tanks ("BUST"). The Bank is attempting to contact the field agent of BUST to determine a ruling on the filed report. The ruling can take from 60 days to six months to be rendered. Upon receipt of that ruling, the Bank will determine its legal recourse with the responsible party. The Bank expects to retain ownership of the property into 1996 and believes the property cannot be marketed until resolution of the environmental issue.

ALLOWANCE FOR LOAN LOSSES
-------------------------

The provision for loan losses for the nine month period ended September 30, 1995, was increased $440,000 compared to the same period in 1994, primarily due to the increase in the loan portfolio size. The Bank's reserve-to-loan ratio decreased to 1.42%, or 13 basis points from 1994 year-end, also a result of increased loan volume. The provision for loan losses charged to operating expense was based on Management's evaluation of the loan portfolio, the adequacy of the allowance for loan losses under current economic conditions and current and anticipated loan growth. An analyses of the allowance for loan losses is provided on page 21. During the third quarter of 1995 a change in the methodology used to determine the allocation of the allowance for loan losses among the various loan categories was approved by the Executive Committee of the Board of Directors and instituted by Management. Management will continue to use the same three methodologies it has historically used to determine the allocation of the allowance, however, it will select the single methodology that results in the highest aggregate calculation for allocation of the allowance among the various loan categories, and not the highest specific allocation for each loan category from among the three methodologies. Management believes this change will reflect a more reliable analysis of the Bank's risk of loan loss. An analysis of the allocation of the allowance for loan losses is found on page 22.

Non-accrual loans at September 30, 1995 totaled $848,000 versus $1,039,000 at year-end 1994, a decrease of $191,000. Due to the growth experienced in the loan portfolio the first nine months of 1995 and the decrease in non-accrual loans for the same period, the ratio of non- accrual loans to total loans outstanding has decreased to 0.17% from 0.25% at year-end 1994. For the first nine months of 1995, net charge-offs as a percentage of average loans outstanding was 0.11% versus 0.15% for the same period in 1994.

                                   UNB CORP.
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS (continued)
                     -------------------------


CAPITAL RESOURCES
-----------------

Shareholders' equity totaled $63,581,000 at September 30, 1995, compared to $58,640,000 at December 31, 1994. Equity-to-assets was 9.49% at September 30, 1995 versus 9.76% at year-end 1994, with the decrease of 27 basis points reflecting the impact of significant growth in the balance sheet for the first nine months of 1995. The rate of primary capital (shareholders' equity plus the allowance for loan losses less intangible assets) to total adjusted assets was 9.24%. The risk-based capital ratio was 12.69% while the tier I and core leverage ratios reached 11.43% and 8.42%, respectively. The levels achieved in these ratios are substantially above required regulatory minimums and maintain the Corporation in the "well capitalized" category.

The dividend of $0.74 per share for the first nine months of 1995 was 8.8% greater than the $0.68 dividend paid for the same period of 1994. The dividend, representing 39.7% of the first nine month's earnings, falls within the Corporation's dividend policy which provides for cash dividend payouts within a range of 35% to 45% of earnings.

The adoption of Financial Accounting Standard Board Statement No. 115, "Accounting for Certain Investments in Debt and Equity Securities", requires that securities which the Bank has classified as "Available-for-Sale" are recorded at market value with any adjustments recorded to equity. The decline in interest rates in several maturity ranges of the treasury curve since the end of 1994 has eliminated the unrealized loss in market value of these securities and the resulting negative impact on shareholders' equity. At September 30, 1995, an unrealized gain of $241,000 reflects an increase in Shareholders Equity of $1,682,000 since year-end 1994.

LIQUIDITY
---------

Liquidity measures the Corporation's ability to meet the cash demands and credit needs of its customers and is provided by the ability to readily convert assets to cash and raise funds in the market place. Total cash, federal funds sold and investments available for sale (including money market investments) of $119,453,000 represent 17.8% of total assets at September 30, 1995. Of the investments available for sale, $45,643,000 are held in U.S. Treasury and Agency securities, 41.5% of which mature within one year. Approximately $75,603,000 of total Corporate securities is pledged as collateral to secure public funds or other obligations. The Corporation's ability to raise funds in the market place is provided by the Bank's branch network which administers to its strong deposit base, in addition to the availability of Federal Home Loan Bank (FHLB) advance borrowing, brokered deposits, Federal Funds purchased and securities sold under agreement to repurchase. The strong loan demand experienced throughout the first nine months of 1995 coupled with the funding of that growth through FHLB borrowings and repurchase agreements in the first quarter of 1995 have resulted in a net loan-to-deposit ratio of 93.4%, up from the 1994 year-end ratio of 82.8%.

The Bank's cumulative GAP reflects a 5.95% liability sensitive position in the time frame of less than one year at September 30, 1995. Rate sensitive assets are defined as total assets less cash and cash equivalents and other assets. Rate sensitive

                                   UNB CORP.
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS (continued)
                     -------------------------


liabilities are defined as total liabilities less regular checking and total other liabilities. The Bank uses a modified GAP position in which the majority of traditional savings and NOW account balances are placed in the five year time frame which assumes this portion of these deposits to be rate insensitive. The remainder of these balances, attributable to funds from maturing certificates of deposit during 1992 and 1993, a period of unusually low interest rates, are placed in the one month time frame reflecting the assumption that these balances are sensitive to rising rates and will reprice into certificates of deposit with rising rates. This assumption coincides with the Bank's current experience. In its Asset and Liability Policy, the Bank has set limits of +/- 10% for the one year time frame and manages its portfolio of rate sensitive assets and liabilities to remain within those limits. The current one year cumulative GAP position falls within the Bank's guidelines.
It is unclear what impact this GAP position will have on the Bank's net interest margin in the near future given fairly stable interest rates experienced recently and the Federal Reserve's reluctance to move interest rates with the coming of an election year in 1996. See the GAP table on page 20 for more detailed data on the Bank's GAP position.

CONCENTRATION OF CREDIT RISK
----------------------------

The Corporation maintains a diversified credit portfolio, with consumer loans comprising the most significant portion. Credit risk is primarily subject to loans made to businesses and individuals in Stark and surrounding counties. Management believes this risk to be general in nature, as there appears to be no material overconcentration of retail loans to employees of large corporations. To the extent possible, the Corporation diversifies its loan portfolio by avoiding industry concentrations in order to limit its credit risk.

IMPACT OF FDICIA
----------------

The Federal Deposit Insurance Corporation Improvement Act (FDICIA) applies to federally insured financial institutions with total assets in excess of $500 million. FDICIA mandates that beginning in 1995, Management report on the effectiveness of internal controls over financial reporting and compliance with certain laws and regulations. It further requires independent auditors to attest to Management's report on the effectiveness of internal controls and to perform specified agreed upon procedures related to compliance with certain laws and regulations.

Gap Analysis Ratios:

                     9/94*  10/94*  11/94    12/94     1/95     2/95     3/95     4/95     5/95     6/95     7/95     8/95     9/95
Cumulative Bank GAP                 66,405   63,893   62,458   62,410   62,386   66,085   70,554   66,272   70,254   71,293   74,051

Rate Sensitive Asset
to Rate Sensitivity
Liability (%)                      114.30%  113.67%  113.22%  112.84%  112.64%  113.40%  113.90%  112.90%  113.74%  113.74%  114.01%

Adjusted GAP Percentage:
------------------------
3 Months Cum GAP %                  -4.91%   -7.74%   -8.73%   -7.08%   -6.06%   -7.93%   -5.12%   -3.13%   -4.10%   -4.79%   -4.55%
6 Months Cum GAP %                  -4.85%  -10.30%  -12.68%   -9.95%   -6.47%   -5.82%   -3.23%   -3.38%   -5.71%   -5.43%   -6.25%
12 Months Cum GAP %                 -2.66%   -7.07%   -7.18%   -5.49%   -0.92%    0.02%    2.03%   -2.44%   -7.48%   -6.14%   -5.95%

*9/94 and 10/94 GAPs not available due to TransOhio branches not being converted to United Bank's deposit system until mid November.
United Bank policy/guideline limits: +/-10%
12 Month Cum GAP %                  -2.66%   -7.07%   -7.18%   -5.49%   -0.92%    0.02%    2.03%   -2.44%   -7.48%   -6.14%   -5.95%
-10%                               -10.00%  -10.00%  -10.00%  -10.00%  -10.00%  -10.00%  -10.00%   -10.0%  -10.00%   -10.0%  -10.00%
+10%                                10.00%   10.00%   10.00%   10.00%   10.00%   10.00%   10.00%    10.0%   10.00%    10.0%   10.00%


                                   UNB CORP.
                   ANALYSIS OF THE ALLOWANCE FOR LOAN LOSSES

                              (VALUATION RESERVES)

                               SEPTEMBER 30, 1995

                                (000'S omitted)

Balance at December 31, 1994                                                  $6,348

       Charge-Offs (Domestic):
                     Commercial, Financial, Agricultural                      $    26
                     Real Estate - Commercial                                      20
                     Real Estate - Residential                                     71
                     Consumer Loans                                               893
                                                                               ------
                            Total Charge-Offs                                  $1,010
                                                                               ======
       Recoveries (Domestic):
                     Commercial, Financial, Agricultural                      $    28
                     Real Estate - Commercial                                      26
                     Real Estate - Residential                                     34
                     Consumer Loans                                               404
                                                                               ------
                            Total Recoveries                                   $  492
                                                                               ======
       Net Charge-Offs                                                         $  518
                                                                               ======
       Additions Charged to Operations                                         $1,220

Balance at September 30, 1995                                                  $7,050
                                                                               ======

Ratio of net charge-offs during this
 quarter to average loans outstanding                                            .05%
                                                                               =====

Allowance as a percentage of total loans                                        1.42%
                                                                               =====

                                   UNB CORP.
                  ALLOCATION OF THE ALLOWANCE FOR LOAN LOSSES

                               SEPTEMBER 30, 1995

                                (000'S omitted)


                                                                                            Percent of
                                                                                              loans
                                                                                         in each category
                                                                  Amount                   to total loans
                                                                  ------                   --------------
Domestic:
 Commercial, Financial, Agricultural                             $ 1,934                      14.06%
 Real Estate - Commercial                                            691                      12.00%
 Real Estate - Residential                                           246                      31.20%
 Consumer Loans                                                    3,046                      42.74%

Foreign:                                                             -0-                        N/A
Unallocated:                                                       1,133                        N/A
                                                                   -----                     -------

Valuation Reserve on September 30, 1995                           $7,050                     100.00%
                                                                  ======                     =======

                                   UNB CORP.
                          PART II - OTHER INFORMATION

Item 4 - Submission of Matters to a Vote of Security Holders
------------------------------------------------------------

UNB Corp. held its Annual Meeting of Shareholders on April 18, 1995, for the purpose of electing directors. Shareholders received proxy materials containing the information required by this item. Results of shareholder voting on this issue were as follows:

Election of Directors

                        Edgar W. Jones, Jr.             James A. O'Donnell             Donald W. Schneider
                        -------------------             ------------------             -------------------
  For                                 2,326,984                        2,347,067                     2,346,805
  Against                                21,586                            1,503                         1,765
  Shares not
   voted by Brokers                      77,724                           77,724                        77,724

Item 5 - Other Information
---------------------------

  N/A

Item 6 - Exhibits and Reports on Form 8-K
-----------------------------------------

A.    Exhibit
      Number              Exhibit
      -------             -------
        27                Financial Data Schedule (1)

B. Reports - Form 8-K - No reports on Form 8-K were filed by the Registrant during the first nine months of 1995.

(1)Filed only in electronic format pursuant to Item 601(b)(27) of Regulation S-K.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                                   UNB CORP.
                                                                   (Registrant)


Date November 13, 1995                     /s/ James J. Pennetti
     -------------------------------       ------------------------------------
                                             James J. Pennetti
                                             (Duly authorized officer and
                                              Treasurer, UNB Corp.