Form 10-K
period 1995-12-31
UNB CORP/OH
filed 1996-03-25
CIK 746481

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-K


[X]           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
             THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

                  For the fiscal year ended December 31, 1995

                         Commission File Number 0-13270

                                   UNB Corp.
             ------------------------------------------------------
             (Exact name of Registrant as specified in its charter)


                  Ohio                                        34-1442295
----------------------------------------                  -------------------
         State or other jurisdiction of                     (IRS Employer
         incorporation or organization                    Identification No.)

 220 Market Avenue South, Canton, Ohio                           44701
----------------------------------------                  -------------------
(Address of principal executive offices)                       (Zip Code)


Registrant's telephone number, including area code:  (216) 454-5821

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:

         Common Stock, $1.00 Stated Value
         --------------------------------
                 (Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes   X          No
                                                ---            ---
The aggregate market value of the voting stock held by non-affiliates of the Registrant as of March 8, 1996: $134,042,166.

The number of shares outstanding of each of the Registrant's common stock, as of March 8, 1996: 2,874,899 shares of $1.00 per share stated value common stock.

                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the 1995 UNB Corp. Annual Report to Shareholders (Exhibit 13) is incorporated into Part I, Item 1(c), 1(e) and Part II, Items 5, 6, 7, and 8.

Portions of the Definitive Proxy Statement of UNB Corp. dated February 23, 1996, for the Annual Shareholders Meeting to be held on April 16, 1996, are incorporated into Part III, Items 10, 11, 12, and 13.

         Total Number of Pages is    80
                                    ----
         Exhibit Index is on Page    22
                                    ----

                                   UNB CORP.
                                   FORM 10-K
                                      1995



PART I                                                                                                        Page
------                                                                                                        ----

Item  1     Business                                                                                           3-15
Item  2     Properties                                                                                           16
Item  3     Legal Proceedings                                                                                    16
Item  4     Submission of Matters to a Vote of Security Holders                                                  16


PART II
-------

Item  5     Market Price of and Dividends on the Common Equity and Related
            Shareholder Matters                                                                                  16
Item  6     Selected Financial Data                                                                           16-17
Item  7     Management's Discussion and Analysis of
            Financial Condition and Results of Operations                                                        17
Item  8     Financial Statements and Supplementary Data                                                          17
Item  9     Changes in and Disagreements with Accountants on
            Accounting and Financial Disclosure                                                                  17


PART III
--------

Item 10     Directors and Executive Officers of the Registrant                                                   18
Item 11     Executive Compensation                                                                               18
Item 12     Security Ownership of Certain Beneficial Owners and Management                                       18
Item 13     Certain Relationships and Related Transactions                                                       18


PART IV
-------

Item 14     Exhibits, Financial Statement Schedules and Reports on Form 8-K                                   18-19
            Signatures                                                                                        20-21
            Exhibit Index                                                                                        22

                                     PART I

Item 1 - Business
-----------------

a.  General Development of Business
    -------------------------------

    UNB Corp. (Registrant) was incorporated under the laws of the State of Ohio during 1983. Its principal business is to act as a bank holding company for the United National Bank & Trust Company (Bank). Effective October 1, 1984, in a transaction accounted for as an internal reorganization, the Registrant acquired all of the outstanding stock of the United National Bank & Trust Company. The Corporation exchanged two shares of common stock for each previously outstanding share of the United National Bank & Trust Company. The Registrant did not have any operations prior to the business combination. UNB Corp. is registered under the Bank Holding Company Act of 1956, as amended. A substantial portion of UNB Corp.'s revenue is derived from cash dividends paid by the Bank.

b.  Financial Information About Industry Segments
    ---------------------------------------------

    The Registrant and its subsidiary bank are engaged in commercial and retail banking. Reference is hereby made to Item 1(e), "Statistical Disclosure", and Item 8 of this Form 10-K for financial information pertaining to the Registrant's banking business.

c.  Description of UNB Corp.'s Business
    -----------------------------------

    The Bank is a full-service bank offering a wide range of commercial and personal banking services primarily to customers in northern Stark and southern Summit Counties of Ohio. These services include a broad range of loan, deposit and trust products and various miscellaneous services. Loan products include commercial and commercial real estate loans, a variety of mortgage and construction loan products, installment loans, home equity lines of credit, MasterCard lines of credit, accounts receivable and lease financing. Deposit products include interest and non-interest bearing checking accounts, various savings accounts, certificates of deposit, and IRAs. The Trust Department provides services in the areas of employee benefits and personal trusts. Miscellaneous services include safe deposit boxes, night depository, United States savings bonds, traveler's checks, money orders and cashier checks, bank-by-mail service, money transfers, wire services, utility bill payments and collections, notary public services, discount brokerage services and alternative investments. In addition, the Bank has correspondent relationships with major banks in New York, Pittsburgh and Detroit pursuant to which the Bank receives various financial services. The Bank accounts for substantially all (98%) of UNB Corp.'s consolidated assets at December 31, 1995.

    The Bank's primary lending area consists of Stark County, Ohio, and its contiguous counties. Loans outside the primary lending area are considered for creditworthy applicants. Lending decisions are made in accordance with written loan policies designed to maintain loan quality.

    Retail lending products are comprised of credit card loans, overdraft lines, personal lines of credit and installment loans. Credit cards are unsecured credit accounts, on which the credit limits are determined by analysis of two criteria, the borrowers debt service and gross income. Overdraft lines of credit are lines attached to checking accounts to cover overdrafts and/or allow customers to write themselves a loan. Credit limits are based on a percentage of gross income and average deposits. Personal lines of credit include lines secured by junior mortgages (home equity) and Private Banking lines which are generally secured by junior mortgages but may be unsecured or secured by other collateral. The lines have a five year draw period and may then be renewed or amortized over ten years. Credit limits are determined by comparing three criteria, appraised value, debt service and gross income. Criteria for determining credit limits on private banking products also consider the applicant's annual income, net worth and average deposits. Installment loans include both direct and indirect loans. The term can range from three to 180 months, depending upon the collateral which includes new and used automobiles, boats and recreational vehicles as well as junior mortgages and unsecured personal loans. Retail lending underwriting guidelines include evaluating the entire credit using the Five C's of Credit, character, capacity, capital, condition and collateral. Credit scoring, analysis of credit bureau ratings and debt to income ratios are the major tools used by the lender in the underwriting process.

    The Bank offers a variety of mortgage loan programs, including a variety of fixed and adjustable rate mortgages ranging from 120 to 360 months. The Bank also offers some specialty products such as jumbo mortgages, Mortgage Assistance Programs for low income individuals, construction and bridge loans. The underwriting guidelines include those for consumer loans and those necessary to meet secondary market guidelines. The Bank may sell loans to the secondary market when it deems it profitable and desirable to do so. Residential real estate decisions focus on loan to value limits, debt to income ratio, housing to income ratio, credit history, and in some cases, whether private mortgage insurance is obtained.

    Business credit products include commercial loans and commercial real estate loans, Business Manager and leases. Commercial loans include lines and letters of credit, fixed, and adjustable rate term loans, demand and time notes. Commercial real estate loans include fixed, and adjustable mortgages. Loans are generally to owner occupied businesses. The portfolio also includes loans to churches, residential rental property, shopping plazas and residential development loans. Loans to businesses often entail greater risk because the primary source of repayment is typically dependent upon adequate cash flow. Cash flow of a business can be subject to adverse conditions in the economy or a specific industry. Should cash flow fail, the lender looks to the assets of the business and/or the ability of the comakers to support the debt. Commercial lenders consider the Five C's of Credit, character, capacity, capital, condition and collateral in making commercial credit decisions. Business Manager is a system which the Bank uses to assist creditworthy businesses with accounts receivable management. It is a hybrid program combining funding and billing with cash management, monitoring and reporting functions. The Bank purchases creditworthy receivables at full recourse with a flexible reserve. The Bank may earn a discount, interest and/or fees. The Bank has provided both direct and indirect leasing on a limited basis. The direct leases are for specific equipment and may be open-end or closed-end. Indirect leases are established by granting a lease line to a dealer, while the Bank holds title and files a UCC lien for an assignment of the lease. Each vehicle has its own amortization.

    In addition to the underwriting guidelines followed for specific loan types, the Bank has underwriting guidelines common to all loan types. With regard to collateral, the Bank follows supervisory limits set forth in Regulation H for transactions secured by real estate. Loans in excess of these guidelines are reported to the Board of Directors on a monthly basis. Loans not secured by real estate are analyzed on a loan by loan basis, based on collateral type guidelines set forth in the loan policy.
    Appraisal policies follow and comply with provisions outlined under Title XI of FIRREA. All appraisals are done by outside independent appraisers approved by the Board of Directors. The Bank, as a general rule, gets an appraisal on all real estate transactions even when not required by Title XI. The Bank may occasionally rely on a tax appraisal. Senior Loan Committee has the option of requiring equipment appraisals. Approval procedures include loan authorities approved by the Board of Directors for individual lenders and loan committees. Retail and residential loans are centrally underwritten by their respective departments. Business credits can be approved by the individual commercial lender or taken to Loan Committee if it exceeds individual approval limits. Senior Loan Committee approves aggregate loan commitments in excess of the lender's authority up to $1 million. Executive Loan Committee approves aggregate loan commitments in excess of $1 million up to the Bank's legal lending limit. Loans to Directors and Executive Officers are approved by the Board of Directors. Business loans within a lender's authority are reported in the Senior Loan Committee minutes. Retail and residential real estate loan transactions are also reported to Senior Loan Committee at certain dollar limits. Exceptions and/or overrides are tracked and reported to Senior Loan Committee.

    The Loan Quality Review Committee meets on a monthly basis. The Committee reviews Bank lending trends, the Past Due Report, the Watch List and various other reports in order to monitor and maintain credit quality. The Committee also reviews on a relationship basis, customers on the Bank's Watch List and credits with aggregate commitments in excess of $1 million.

    Revenues from loans accounted for 75%, 73%, and 71% of consolidated revenues in 1995, 1994, and 1993, respectively. Revenues from interest and dividends on investment and mortgage-backed securities accounted for 14%, 13%, and 14%, of consolidated revenues in 1995, 1994, and 1993, respectively.

    The Registrant formed the United Credit Life Insurance Company (United Credit Life) to engage in the underwriting of credit life and credit accident and health insurance directly related to the extension of credit by the Bank to its customers. United Credit Life commenced business in May, 1986. The insurance is currently written by Union Fidelity Life Insurance Company; however, United Credit Life has entered into reinsurance treaties with Union Fidelity Life Insurance Company whereby United Credit Life assumes up to $25,000 of liability on each life policy.

    In September, 1994, the Bank purchased four branch offices of the former TransOhio Federal Savings Bank headquartered in Cleveland, Ohio, from the Resolution Trust Corporation (RTC). Included in this purchase were $70.4 million in deposits and other liabilities assumed and $0.6 million in cash, premises and equipment, and other assets. The intangible assets acquired in the transaction amounted to $6.6 million.

    The business of the Registrant is not seasonal to any material degree, nor is it dependent upon a single or small group of customers whose loss would result in a material adverse effect on the Registrant or its subsidiaries.

    Regulation and Supervision
    --------------------------

    UNB Corp. is a bank holding company under the Bank Holding Company Act of 1956, as amended, which restricts the activities of the Corporation and the acquisition by the Corporation of voting stock or assets of any bank, savings association or other company. The Corporation is also subject to the reporting requirements of, and examination and regulation by, the Board of Governors of the Federal Reserve system (Federal Reserve Board). Subsidiary banks of a bank holding company are subject to certain restrictions imposed by the Federal Reserve Act on transactions with affiliates, including any loans or extensions of credit to the bank holding company or any of its subsidiaries, investments in the stock or other securities thereof and the taking of such stock or securities as collateral for loans to any borrower; the issuance of guarantees, acceptances or letters of credit on behalf of the bank holding company and its subsidiaries; purchases or sales of securities or other assets; and the payment of money or furnishing of services to the bank holding company and other subsidiaries. Banks and bank holding companies are prohibited from engaging in certain tie-in arrangements in connection with extensions of credit or provision of property or services.

    Bank holding companies are prohibited from acquiring direct or indirect control of more than 5% of any class of voting stock or substantially all of the assets of any bank holding company without the prior approval of the Federal Reserve. In addition, acquisitions across state lines are limited to acquiring banks in those states specifically authorizing such interstate acquisitions. However, in September 1995, federal law permitted interstate acquisitions of banks, if the acquired bank retains its separate charter.

    As a national bank, United National Bank & Trust Co. is supervised and regulated by the Comptroller of the Currency (Comptroller). The deposits of the Bank are insured by the Bank Insurance Fund (BIF) and the deposits assumed from savings and loans in 1994 and 1991 are insured by the Savings Association Insurance Fund (SAIF) of the Federal Deposit Insurance Corporation (FDIC). The Bank is subject to the applicable provisions of the Federal Deposit Insurance Act. Various requirements and restrictions under the laws of the United States and the State of Ohio affect the operations of the Bank, including requirements to maintain reserves against deposits, restrictions on the nature and amount of loans which may be made and the interest which may be charged thereon, restrictions relating to investments and other activities, limitations on credit exposure to correspondent banks, limitations on activities based on capital and surplus, limitations on payment of dividends, and limitations on branching. Under current laws, the Bank may establish branch offices throughout the State of Ohio. Pursuant to recent federal legislation, the Bank may branch across state lines, if permitted by the law of the other state. In addition, effective June 1997, such interstate branching by the Bank will be authorized, unless the law of the other state specifically prohibits the interstate branching authority granted by federal law.

    The Federal Reserve Board has adopted risk-based capital guidelines for bank holding companies. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-based assets by assigning assets and off-balance sheet items to broad risk categories. The required minimum ratio of capital to risk-weighted assets (including certain off-balance sheet items, such as standby letters of credit) was 10.00% at December 31, 1995 as disclosed in Note 14 of UNB Corp.'s 1995 Annual Report (See Exhibit 13). At least half of the total regulatory capital is to be comprised of common stockholders' equity, including retained earnings, noncumulative perpetual preferred stock, a limited amount of cumulative perpetual preferred stock, and minority interests in equity accounts of consolidated subsidiaries less goodwill (Tier 1 capital). The remainder (Tier 2 capital) may consist of, among other things, mandatory convertible debt securities, a limited amount of subordinated debt, other preferred stock and a limited amount of allowance for loan and lease losses. The Federal Reserve Board has also imposed a minimum leverage ratio (Tier 1 capital to total assets) of 4% for bank holding companies that meet certain specified conditions, including no operational, financial or supervisory deficiencies, and including those having the highest regulatory (CAMEL) rating. The minimum leverage ratio is 1.0-2.0% higher for other holding companies based on their particular circumstances and risk profiles and those experiencing or anticipating significant growth. National banks are subject to similar capital requirements adopted by the Comptroller.

    UNB Corp. and its subsidiaries currently satisfy all regulatory capital requirements. Failure to meet the capital guidelines could subject a banking institution to a variety of enforcement remedies available to federal regulatory authorities, including dividend restrictions and the termination of deposit insurance by the FDIC.

    Under an outstanding proposal of the Comptroller and the FDIC, the Bank may be required to have additional capital if its interest rate risk exposure exceeds acceptable levels provided for in the regulation. In addition, those regulators have established regulations governing prompt corrective action to resolve capital deficient banks. Under these regulations, banks which become undercapitalized become subject to mandatory regulatory scrutiny and limitations, which increase as capital continues to decrease. Such banks are also required to file capital plans with their primary federal regulator, and their holding companies must guarantee the capital shortfall up to 5% of the assets of the capital deficient bank at the time it becomes undercapitalized.

    The ability of UNB Corp. to obtain funds for the payment of dividends and for other cash requirements is largely dependent on the amount of dividends which may be declared by the Bank. However, the Federal Reserve expects UNB Corp. to serve as a source of strength to its subsidiaries, which may require it to retain capital for further investment in the subsidiaries, rather than for dividends for shareholders of the Corporation. Generally, United National Bank & Trust Co. must have the approval of its regulatory authority if a dividend in any year would cause the total dividends for that year to exceed the sum of current year's net profits and retained net profits for the preceding two years, less required transfers to surplus. A national bank may not pay a dividend in an amount greater than its net profits then on hand after deducting its losses and bad debts or, if less than 1/10 of net profits for the preceding six months, for a quarterly or semiannual dividend, or the preceding year for an annual dividend, was transferred to surplus. The Bank may not pay dividends to the Corporation if, after such payment, it would fail to meet the required minimum levels under the risk-based capital guidelines and the minimum leverage ratio requirements. Payment of dividends by the Bank may be restricted at any time at the discretion of the regulatory authorities, if they deem such dividends to constitute an unsafe and/or unsound banking practice or if necessary to maintain adequate capital for the bank. These provisions could have the effect of limiting the Corporation's ability to pay dividends on its outstanding common shares.

    Management is not aware of any recommendations by regulatory authorities which, if they were to be implemented, would have a material effect on the Registrant.

    Government Monetary Policies
    ----------------------------

    The earnings and growth of UNB Corp. are affected not only by general economic conditions, but also by the fiscal and monetary policies of the federal government and its agencies and regulatory authorities, particularly the Federal Reserve Board. Its policies influence the growth and mix of bank loans, investments and deposits and the interest rates earned and paid thereon, and thus have an effect on earnings of the Corporation.

    Due to the changing conditions in the economy and the activities of monetary and fiscal authorities, no predictions can be made regarding future changes in interest rates, credit availability or deposit levels.

    Competition
    -----------

    The Bank competes with nine state and national banks located in Stark and Summit Counties as well as an additional four in Summit County alone. The Bank also competes with a large number of other financial institutions, such as savings and loan associations, savings banks, insurance companies, consumer finance companies, credit unions, mortgage banking companies, and commercial finance and leasing companies, for deposits, loans and financial services business. Money market mutual funds, brokerage houses, and similar organizations provide many of the financial services offered by the Bank. Many competitors have substantially greater resources than the Bank. In the opinion of management, the principal methods of competition are the rates of interest charged for loans, the rates of interest paid for deposits and borrowing, the fees charged for services, the availability and quality of services provided and the convenience of its branch locations.

    Effects of Compliance with Environmental Regulations
    ----------------------------------------------------

    Compliance with Federal, State and local provisions regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment has not had a material effect upon the capital expenditures, earnings or competitive position of the Registrant or its subsidiaries. The Registrant anticipates, based on the nature of its business, that it will have no material capital expenditures for the purpose of protecting the environment in the foreseeable future. From time to time the Bank may be required to make capital expenditures for environmental control facilities related to properties acquired through foreclosure proceedings. Currently the Bank owns such a parcel of OREO property in the northwest quadrant of Stark County. The Bank continues to negotiate with a large national petroleum company, owner of the facility at the date it was taken out of service and also the party responsible for the cleanup according to the State of Ohio's Bureau of Underground Storage Tanks (BUSTER) regulations. Environmental assessments by the Bank and the petroleum company have been filed with the State agency, which has requested further validation of the Bank's assessment. Upon completion of the second assessment report, the Bank will ask for another ruling by the State. The outcome will determine whether the Bank can proceed with the marketing of the property for sale and/or any legal action against the national oil company to remediate the contamination of the property. The estimated costs, should they become the responsibility of the Bank, are not material to the business or financial condition of the Registrant and have been set up as an allowance against the property's value on the Registrant's Consolidated Balance Sheet.

    Employees
    ---------

    As of December 31, 1995, UNB Corp. and its subsidiaries had 263 full-time employees and 65 part-time employees. UNB Corp. and its subsidiaries are not a party to any collective bargaining agreement and management considers its relationship with its employees to be good.

d.  Financial Information About Foreign and Domestic Operations and Export
    ----------------------------------------------------------------------
    Sales
    -----

    The Registrant and its subsidiaries do not have any offices located in foreign countries and they have no foreign assets, liabilities, or related income and expense for the years presented.

e.  Statistical Disclosure
    ----------------------

    The following section contains certain financial disclosures related to the Registrant as required under the Securities and Exchange Commission's Industry Guide 3, "Statistical Disclosures by Bank Holding Companies", or a specific reference as to the location of the required disclosures in the Registrant's 1995 Annual Report to Shareholders, portions of which are incorporated in this Form 10-K by reference.

                      UNB CORP.'S STATISTICAL INFORMATION
                      -----------------------------------


I.  DISTRIBUTION OF ASSETS, LIABILITIES, AND SHAREHOLDERS' EQUITY; INTEREST
    -----------------------------------------------------------------------
    RATES AND INTEREST DIFFERENTIAL
    -------------------------------

A. & B. The average balance sheet information and the related analysis of net interest earnings for the years ending December 31, 1995, 1994, and 1993 are included in Table 4 - "Average Balance Sheet and Related Yields", within Management's Discussion and Analysis of Financial Condition and Results of Operations found on page 31 of the Registrant's 1995 Annual Report to Shareholders and is incorporated into this Item I by reference.

    All interest is reported on a fully taxable equivalent basis using a marginal tax rate of 35%. Nonaccruing loans, for the purpose of the computations, are included in the daily average loan amounts outstanding. Loan fees in the amount of $2,901,438 are included in interest on loans.

C. Tables setting forth the effect of volume and rate changes on interest income and expense for the years ended December 31, 1995 and 1994 are included in Table 2 - "Changes in Net Interest Differential - Rate/Volume Analysis", within Management's Discussion and Analysis of Financial Condition and Results of Operations found on Page 29 of the Registrant's 1995 Annual Report to Shareholders and is incorporated into this Item I by reference. For purposes of these tables, changes in interest due to volume and rate were determined as follows:

         Volume Variance - change in volume multiplied by the previous year's rate.

         Rate Variance - change in rate multiplied by the previous year's volume.

         Rate/Volume Variance - change in volume multiplied by the change in rate.

    The rate/volume variance was allocated to volume variance and rate variance in proportion to the relationship of the absolute dollar amount of the change in each.


II. INVESTMENT PORTFOLIO
    --------------------

A.  Investment Securities

    The carrying value of investment and mortgage-backed securities at the dates indicated are summarized below:

                                                                                      December 31,
   (Dollars in thousands)                                                      1995        1994         1993
                                                                               ----        ----         ----
   U.S. Treasury securities and securities
     of U.S. Government agencies and corporations                            $ 53,991     $ 63,070    $ 44,619
   Obligations of states and political subdivisions                             1,238        3,439       3,126
   Mortgage-backed securities                                                  63,087       61,586      42,472
   Other securities                                                             9,900       11,414       9,159
                                                                              -------      -------     -------
      Total investment and mortgage-backed securities                        $128,216     $139,509    $ 99,376
                                                                              =======      =======    ========

B. The carrying value and weighted average interest yield for each investment category listed in Part A at December 31, 1995 which are due (1) in one year or less, (2) after one year through five years, (3) after five years through ten years, and (4) after ten years are presented in Note 3 - Securities, found on page 18 in the Notes to Consolidated Financial Statements in the Registrant's 1995 Annual Report to Shareholders and is incorporated herein by reference. The weighted average yields have been computed by dividing the total interest income adjusted for amortization of premiums or accretion of discount over the life of the security by the par value of the securities outstanding. The weighted average yields of tax exempt obligations are presented on an after tax basis.

C. Excluding those holdings of the investment portfolio in U.S. Treasury Securities and other agencies and corporations of the U.S. Government, there were no investments in securities of any one issuer which exceeded 10% of the consolidated shareholder's equity of the Registrant at December 31, 1995.

III. LOAN PORTFOLIO
     --------------

A. Types of Loans - Total loans on the balance sheet are comprised of the following classifications at December 31,

    (Dollars in thousands)                     1995           1994        1993          1992           1991
                                               ----           ----        ----          ----           ----
    Commercial                               $ 64,811       $ 61,094     $ 61,209      $ 69,935       $ 66,835
    Commercial real estate                     60,478         53,252       46,723        n/a             n/a
    Residential real estate                   172,283        115,354       81,495       110,957        128,645
    Consumer loans                            221,158        182,822      161,041       140,046        106,002
                                              -------        -------      -------       -------        -------
     Total loans                             $518,730       $412,522     $350,468      $320,938       $301,482
                                              =======        =======      =======       =======        =======

    The dollar amounts of loans contained in the Commercial real estate category are not available for the years ending December 31, 1992 and 1991. Balances for this category of loans are included in the Commercial and Residential real estate loan categories for those years.

B. Maturities and Sensitivities of Loans to Changes in Interest Rates - The following is a schedule of contractual maturities and repayments excluding residential real estate mortgage and installment loans, as of December 31, 1995:

    (Dollars in thousands)                                              Commercial and
                                                                    Commercial Real Estate
                                                                    ------------------------
    Due in one year or less                                                 $  27,000
    Due after one year, but within five years                                  35,824
    Due after five years                                                       62,465
                                                                             --------
       Total                                                                 $125,289
                                                                              =======

    The following is a schedule of fixed rate and variable rate commercial and commercial real estate loans due after one year (variable rate loans are those loans with floating or adjustable interest rates):

    (Dollars in thousands)                                              Fixed Rate           Variable Rate
                                                                        ----------           -------------
    Total commercial, and commercial real estate
       loans due after one year                                           $13,062                $85,227

    C.  Risk Elements

    1. Nonaccrual, Past Due and Restructured Loans - The following schedule summarizes nonaccrual, past due, and restructured loans:

          (Dollars in thousands)                        1995          1994           1993        1992        1991
                                                       -----          ----           ----        ----        ----
          Nonaccrual loans                            $ 1,066       $ 1,039       $   605      $    29      $ 2,094
          Accrual loans past due 90 days                  254            19            40          200          449
          Restructured loans                              212           375           689          530            3
                                                       ------        ------        ------      -------     --------
              Total                                     1,532         1,433         1,334          759        2,546
          Potential problem loans                       1,075         5,386         5,521        2,855        2,426
                                                        -----         -----        ------        -----        -----
              Total                                    $2,607        $6,819        $6,855      $ 3,614      $ 4,972
                                                       ======        ======        ======      =======      =======

          For the year ended December 31, 1995, $17,799 of interest income would have been earned under the original terms of those loans classified as nonaccrual. The policy for placing loans on nonaccrual status is to cease accruing interest on loans when management believes that the collection of interest is doubtful, or when loans are past due as to principal or interest ninety days or more. The loans must be brought current and kept current for six consecutive months before being removed from nonaccrual status. When loans are charged-off, any accrued interest recorded in the current fiscal year is charged against interest income. The remaining balance is treated as a loan charge-off.

          The Corporation adopted SFAS No. 114 and SFAS No. 118 effective January 1, 1995. At December 31, 1995, loans totaling $566 thousand were classified as impaired. All loans classified as impaired at December 31, 1995 were also classified as nonaccrual loans, and therefore the adoption of SFAS No. 114 and SFAS NO. 118 had no effect on the comparability of non-performing assets at December 31, 1995 to prior periods.

    2. Potential Problem Loans - As shown in the table above, at December 31, 1995, there are approximately $1.1 million of loans not otherwise identified which are included on management's watch list. Management's watch list includes both loans which management has some doubt as to the borrowers' ability to comply with the present repayment terms and loans which management is actively monitoring due to changes in the borrowers financial condition. These loans and their potential loss exposure have been considered in management's analysis of the adequacy of the allowance for loan losses.

    3. Foreign Outstandings - There were no foreign outstandings at December 31, 1995, 1994, or 1993.

    4. Loan Concentrations - As of December 31, 1995, indirect installment loans comprise 33.4% of loans. The dealer network from which the indirect loans are generated included 162 active relationships at December 31, 1995, the largest of which was responsible for 7% of total indirect volume for 1995. There are no additional concentrations of loans greater than 10% of total loans which are not otherwise disclosed as a category of loans pursuant to Item III. A. above. Also refer to the Note 1, Concentrations of Credit Risk, found on Page 16 of the 1995 Annual Report incorporated herein by reference.

    5. No material amount of loans that have been classified by regulatory examiners as loss, substandard, doubtful, or special mention have been excluded from the amounts disclosed as nonaccrual, past due 90 days or more, restructured, or potential problem loans.

    D. Other Interest Bearing Assets - As of December 31, 1995, there are no other interest bearing assets that would be required to be disclosed under Item III C.1 or 2 if such assets were loans. The Registrant had Other Real Estate Owned at December 31, 1995, in the amount of $325,000.

IV. SUMMARY OF LOAN LOSS EXPERIENCE
    -------------------------------

A. The following schedule presents an analysis of the allowance for loan losses, average loan data, and related ratios for the years ended December 31,

     (Dollars in thousands)                      1995           1994          1993          1992          1991
                                                 ----           ----          ----          ----          ----
     Average loans outstanding during the
       period (net of unearned income)        $  464,314     $  385,619     $ 339,468     $  310,562     $ 266,011
                                              ==========     ==========     =========     ==========     =========
     Allowance for loan losses
       at beginning of year                   $    6,348     $    6,056     $   4,355     $    3,221     $   2,972
     Loans charged off:
       Commercial                                     26             13            37            518         2,270
       Commercial real estate                         20             52            11            n/a           n/a
       Residential real estate                        71              3            11             37             7
       Consumer loans                              1,441          1,095           822          1,313           747
                                               ---------      ---------      --------       --------      --------
           Total charge-offs                       1,558          1,163           881          1,868         3,024
     Recoveries:
       Commercial                                     29             52            69            187           111
       Commercial real estate                         26              7             -            n/a           n/a
       Residential real estate                        71             11             7              -             -
       Consumer loans                                576            365           311            315            88
                                                --------      ---------     ---------    -----------     ---------
     Total recoveries                                702            435           387            502           199
                                                --------      ---------     ---------      ---------      --------
     Net charge-offs                                 856            728           494          1,366         2,825
     Additions from loans acquired                     -              -             -              -           387
     Addition to provision for loan
       loss charged to operations                  1,750          1,020         2,195          2,500         2,687
                                                 -------       --------      --------       --------       -------
     Allowance for loan losses at end of year $    7,242     $    6,348     $   6,056     $    4,355     $   3,221
                                                ========       ========       =======       ========       =======
     Ratio of net charge-offs to average
       loans, net of unearned income               0.18%          0.19%         0.15%          0.44%         1.06%
                                                 =======        =======       =======        =======       =======


     The allowance for loan losses balance and the provision charged to expense are judgmentally determined by management based upon the periodic review of the loan portfolio, an analysis of impaired loans, past loan loss experience, economic conditions, anticipated loan portfolio growth, and various other circumstances which are subject to change over time. In making this judgment, management reviews selected large loans as well as delinquent loans, nonaccrual loans, problem loans, and loans to industries experiencing economic difficulties. The collectability of these loans is evaluated after considering the current financial position of the borrower, the estimated market value of the collateral, guarantees, and the Company's collateral position versus other creditors. Judgments, which are necessarily subjective, as to the probability of loss and the amount of such loss, are formed on these loans, as well as other loans in the aggregate.

B. The following schedule is a breakdown of the allowance for loan losses allocated by type of loan and related ratios:

                                                             Allocation of the Allowance for Loan Losses
                                               ----------------------------------------------------------------------------
                                                                Percentage                           Percentage
                                                                of Loans                             of Loans
                                                                 in Each                             in Each
                                               Allowance        Category to          Allowance       Category to
                                                 Amount         Total Loans            Amount        Total Loans
                                                 ------         -----------            ------        -----------

     (Dollars in thousands)
                                                       December 31, 1995                    December 31, 1994
                                               ------------------------------        ------------------------------------
     Commercial                                 $2,160               12.5%            $1,660              14.9%
     Commercial real estate                        782               11.7                840              13.0
     Residential real estate                       129               33.2              1,257              28.2
     Consumer                                    2,174               42.6              2,129              43.9
     Unallocated                                 1,997                 --                462                --
                                                ------              ------            ------             -----
         Total                                  $7,242              100.0%            $6,348             100.0%
                                                ======              ======            ======             =====

                                                     December 31, 1993                      December 31, 1992
                                             ---------------------------------       ------------------------------------

     Commercial                                 $1,638                17.5%            $  877             21.8%
     Commercial real estate                        701                13.3                N/A              N/A
     Residential real estate                     1,230                23.2                953             34.6
     Consumer                                    1,412                46.0              1,490             43.6
     Unallocated                                 1,075                  -               1,035                -
                                                ------              ------             ------            -----
         Total                                  $6,056               100.0%            $4,355            100.0%
                                                ======              ======             ======            =====


                                                       December 31, 1991
                                               --------------------------------

     Commercial                                 $1,526                22.2%
     Commercial real estate                        N/A                 N/A
     Residential real estate                       152                42.7
     Consumer                                      834                35.1
     Unallocated                                   709                   -
                                                ------              ------
         Total                                  $3,221               100.0%
                                                ======              ======


     A comparison of allocations of the allowance for loan losses between December 31, 1995 and prior year ends shows a significant shift in the dollars allocated to each of the four loan categories. During the third quarter of 1995, a change in the methodology used to determine the allocation of the allowance for loan losses among the various loan categories was approved by the Executive Committee of the Board of Directors and instituted by management. Management will continue to use the same three methodologies it has historically used to determine the allocation of the allowance, however, it will select the single methodology that results in the highest aggregate calculation for allocation of the allowance among the various loan categories, and not the highest specific allocation for each loan category from among the three methodologies. Management believes this change reflects a more reliable analysis of the Bank's risk of loan loss.

     At December 31, 1995, $188 thousand was specifically allocated to commercial loans in connection with the adoption of SFAS No. 114. Because management's analysis of problem loans would have provided a similar allocation prior to adopting SFAS No. 114, the adoption of SFAS No. 114 had no impact on the comparability of the December 31, 1995 allowance for loan loss allocation to prior periods.

     While management's periodic analysis of the adequacy of the allowance for loan loss may allocate portions of the allowance for specific problem loan situations, the entire allowance is available for any loan charge-offs that occur.

V.   DEPOSITS
     --------
     The following is a schedule of average deposit amounts and average rates paid on each category for the periods included:

     (Dollars in thousands)                                  Years Ended December 31,
                                          -------------------------------------------------------------------
                                                1995                        1994                        1993
                                                ----                        ----                        ----
                                     Amount       Rate           Amount        Rate          Amount        Rate
                                     ------       ----           ------        ----          ------        ----
     Noninterest bearing
       demand deposits               $ 66,329       -           $ 58,788        -            $ 52,342      -
     Interest bearing
       demand deposits                 68,361      1.92%          66,667       1.91%           63,118      2.31%
     Savings                          151,229      2.63          151,768       2.47           144,707      2.82
     Certificates and other
       time deposits                  216,187      5.67          149,771       4.40           144,459      4.38
                                      -------                    -------                      -------
                                     $502,106                   $426,994                     $404,626
                                      =======                    =======                      =======


     The following table summarizes time deposits issued in amounts of $100,000 or more as of December 31, 1995 by time remaining until maturity:

     (Dollars in thousands)
     Maturing in:
              Under 3 months                   $ 11,178
              Over 3 to 6 months                  9,931
              Over 6 to 12 months                 5,967
              Over 12 months                      8,303
                                                -------
                                               $ 35,379
                                                =======


VI.  RETURN ON EQUITY AND ASSETS
     ---------------------------

     Information required by this section is incorporated by reference to the information appearing in the table under the caption "Five-Year Summary of Selected Data" located on Page 38 of the Registrant's 1995 Annual Report to Shareholders.


VII. SHORT-TERM BORROWING
     --------------------

     Information required by this section is incorporated by reference to Note 8 - "Short-term Borrowing" on Page 20 of the 1995 Annual Report to Shareholders incorporated herein by reference.

     Item 2 - Properties
     -------------------

     The Bank's main office in the United Bank Building at 220 Market Avenue South, Canton, Ohio, housing its executive offices and the Corporation's executive offices, is leased through 2003 with five three-year options extending through 2018. The properties occupied by fourteen of the Bank's branches are owned by the Bank, while properties occupied by its remaining six branches are leased with various expiration dates running through 2002 with renewal options. Property has been purchased to consolidate the two branch offices in Hartville, Ohio, into a new facility with construction to begin the first quarter of 1996.

     The Bank's Operations Center, at 624 Market Avenue North, Canton, Ohio, is owned by the Bank which leases approximately 13,000 square feet of this facility to a law firm. There is no mortgage debt owing on any of the above property owned by the Bank. A listing of all branch offices is located under the caption "Banking Centers" found on page 8 of the Registrant's 1995 Annual Report to Shareholders, and is incorporated herein by reference. With the new Hartville facility and scheduled renovations and enhancements to the Bank's Belden Village, Wales Square and Beach City offices as well as its Operations Center, management considers its properties to be satisfactory for its current operations.


Item 3 - Legal Proceedings
--------------------------

     The Company is subject to various pending and threatened lawsuits in which claims for monetary damages are asserted in the ordinary course of business. While any litigation involves an element of uncertainty, in the opinion of management, liabilities, if any, arising from such litigation or threat thereof will not have a material effect on the Company.


Item 4 - Submission of Matters to a Vote of Security Holders
------------------------------------------------------------

     During the fourth quarter of the year ended December 31, 1995, there were no matters submitted to a vote of security holders.


                                    PART II


Item 5 - Market Price of and Dividends on the Common Equity and Related
-----------------------------------------------------------------------
     Shareholder Matters
     -------------------

     The information required under this item is incorporated by reference to the information appearing under the caption "Market Price Ranges for Common Stock" located on Page 37 of the Registrant's 1995 Annual Report to Shareholders. In addition, attention is directed to the caption "Capital Resources" within Management's Discussion and Analysis located on page 33 of the Registrant's 1995 Annual Report to Shareholders and to Note 14 "Commitments and Contingencies" located on page 23 therein. Such information is incorporated herein by reference.


Item 6 - Selected Financial Data
--------------------------------

     The information required under this item is incorporated by reference to the information appearing under the caption "Five Year Summary of Selected Data" located on page 38 of the 1995 Annual Report to Shareholders. See Note 1 under the caption "Allowance for Loan Losses" on page 15 and Note 4 - Loans on page 19 of the 1995 Annual Report to Shareholders, incorporated herein by reference for a discussion of the impact of the adoption on January 1, 1995 of SFAS No. 114 and No. 118, "Accounting by Creditors for Impairment of a Loan". See Note 2 on page 17 of the 1995 Annual Report to Shareholders for a discussion of the impact on the Registrant of the acquisition of certain assets and assumption of certain deposits and other liabilities of the former TransOhio Federal Savings Bank from the Resolution Trust Company in 1994. See Note 1 under the caption "Federal Income Taxes" on page 16 of the Annual Report to Shareholders for a discussion of the impact of adopting SFAS No. 109, "Accounting for Income Taxes", on the Registrant's Consolidated Statement of Income in 1993.


Item 7 - Management's Discussion and Analysis of Financial Condition and
------------------------------------------------------------------------
     Results of Operations
     ---------------------

     "Management's Discussion and Analysis of Financial Condition and Results of Operations" appears on pages 27 through 36 of the Registrant's 1995 Annual Report to Shareholders and is incorporated herein by reference.


Item 8 - Financial Statements and Supplementary Financial Data
--------------------------------------------------------------

     The Registrant's Report of Independent Auditors and Consolidated Financial Statements are listed below and are incorporated herein by reference to UNB Corp.'s 1995 Annual Report to Shareholders (Exhibit 13), pages 10 through 26. The supplementary financial information specified by Item 302 of Regulation S-K, selected quarterly financial data, is included in Note 17 to the consolidated financial statements found on page 26.


                         Report of Independent Auditors

                          Consolidated Balance Sheets
                           December 31, 1995 and 1994

                       Consolidated Statements of Income
                  For the three years ended December 31, 1995

           Consolidated Statements of Changes in Shareholders' Equity
                  For the three years ended December 31, 1995

                     Consolidated Statements of Cash Flows
                  For the three years ended December 31, 1995

                   Notes to Consolidated Financial Statements


Item 9 - Changes in and Disagreements with Accountants on Accounting and
------------------------------------------------------------------------
     Financial Disclosure
     --------------------

     Crowe, Chizek and Company LLP, Certified Public Accountants, served as independent public accountants for the purpose of auditing the Corporation's Annual Consolidated Financial Statements and for the preparation of consolidated tax returns for the fiscal years ending December 31, 1995, 1994, and 1993. The appointment of independent public accountants is approved annually by the Board of Directors. For the year 1996, the Board of Directors has again authorized the engagement of Crowe, Chizek and Company LLP as independent auditors.

                                    PART III


Information relating to the following items is included in the Registrant's definitive proxy statement for the annual meeting of shareholders to be held Tuesday, April 16, 1996, ("1995 Proxy Statement") filed with the Commission pursuant to Section 14(A) of the Securities Exchange Act of 1934 and is incorporated by reference into this Form 10-K Annual Report (Exhibit 22).


Item 10 - Directors and Executive Officers of the Registrant
------------------------------------------------------------

Item 11 - Executive Compensation
--------------------------------

Item 12 - Security Ownership of Certain Beneficial Owners and Management
------------------------------------------------------------------------

Item 13 - Certain Relationships and Related Transactions
--------------------------------------------------------


                                    PART IV


Item 14 - Exhibits, Financial Statement Schedules and Reports on Form 8-K
--------------------------------------------------------------------------

A.   Financial Statement Schedules
     -----------------------------

     1.   Financial Statements
          --------------------

          The following consolidated financial statements of the Registrant appear in the 1995 Annual Report to Shareholders (Exhibit 13) on the pages referenced and are specifically incorporated by reference under
          Item 8 of this Form 10-K:

                                                                        Annual Report
                                                                        Page Numbers
                                                                        -------------
          Report of Independent Auditors                                          10
          Consolidated Balance Sheets, December 31, 1995 and 1994                 11
          Consolidated Statements of Income,
            For the three years ended December 31, 1995                           12
          Consolidated Statements of Changes in Shareholders' Equity,
            For the three years ended December 31, 1995                           13
          Consolidated Statements of Cash Flows,
            For the three years ended December 31, 1995                           14
          Notes to Consolidated Financial Statements                           15-26

     2.   Financial Statement Schedules
          -----------------------------

          Financial statement schedules are omitted as they are not required or are not applicable, or the required information is included in the financial statements found in the Registant's 1995 Annual Report to Shareholders.

     3.   Exhibits
          --------
          Reference is made to the Exhibit Index which is found on Page 22 of this Form 10-K.

B.   Reports on Form 8-K
     -------------------

     No reports on Form 8-K were filed during the last quarter of the year ending December 31, 1995.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        UNB Corp.



                                        By /s/ Robert L. Mang
                                           ----------------------------------
                                           Robert L. Mang, President and CEO

Date  March 25, 1996
    -----------------


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


         Signature                                 Title                                Date



/s/ Robert L. Mang
---------------------------------          President, CEO                       March 25, 1996
         Robert L. Mang                    and Director
                                           (Principal Executive Officer)



/s/ James J. Pennetti
---------------------------------          Vice President                       March 14, 1996
         James J. Pennetti                 and Treasurer
                                           (Principal Financial
                                           and Accounting Officer)



/s/ Donald W. Schneider
---------------------------------          Chairman of                          March 14, 1996
         Donald W. Schneider               the Board



/s/ E. Lang D'Atri
---------------------------------          Director                             March 14, 1996
         E. Lang D'Atri



/s/ Edgar W. Jones, Jr.
---------------------------------          Director                             March 14, 1996
         Edgar W. Jones, Jr.




                                   UNB Corp.




__________________________________         Director                             ___________________
         James A. O'Donnell


/s/ John D. Regula                                                                March 14, 1996
__________________________________         Director                             ___________________
         John D. Regula


/s/ James P. Rodman                                                               March 14, 1996
__________________________________         Director                             ___________________
         James P. Rodman




                                 EXHIBIT INDEX
                                 --------------

Exhibit Number                                       Exhibit Description
--------------                       ---------------------------------------------------------------------------------------------
      11                             Statement regarding Computation of Per Share Earnings (included in Note 1 to the Consolidated
                                     Financial Statements, 1995 Annual Report to Shareholders under the caption "Earnings and
                                     Dividends Declared Per Share").


      13                             Annual Report to Shareholders of UNB Corp. for the Fiscal Year Ended December 31, 1995


      21                             Subsidiaries of the Registrant (exhibit is filed herewith).


      22                             Proxy Statement of UNB Corp. dated February 23, 1996, for the Annual Meeting of Shareholders
                                     on April 16, 1996.


      27                             Financial Data Schedule (submitted as part of electronic filing only)