Form 10-Q
period 1996-03-31
UNB CORP/OH
filed 1996-05-15
CIK 746481

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q



[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  March 31, 1996
                               ------------------

Commission file number 0-13270


                                    UNB CORP.
- --------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)


            Ohio                                       34-1442295
- -------------------------------        --------------------------------------
(State or other jurisdiction of        (I.R.S. Employer Identification Number)
incorporation or organization)

220 Market Avenue, South
Canton, Ohio                                             44702
- ---------------------------------------              ------------
(Address of principal executive offices)              (Zip Code)

Registrant's telephone number, including area code    (216) 454-5821
                                                      --------------


       Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such report), and (2) has been subject to such filing requirements for the past 90 days.

                             Yes    X           No
                                 -------           -------

       Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

Common Stock, $1.00 Stated Value        Outstanding at April 30, 1996
                                        5,761,712 Common Shares

                                    UNB CORP.

                                    FORM 10-Q

                          QUARTER ENDED MARCH 31, 1996



                         PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

        Interim financial information required by Regulation 210.10-01 of Regulation S-X is included in this Form 10Q as referenced below:


                                                                 Page
                                                               Number(s)
                                                               ---------

Consolidated Balance Sheets                                        1

Consolidated Statements of Income                                  2

Condensed Consolidated Statements
 of Changes in Shareholders' Equity                                3

Condensed Consolidated Statements
 of Cash Flows                                                     4

Notes to the Consolidated Financial Statements                    5-12

Item 2 - Management's Discussion and Analysis of
            Financial Condition and Results of Operations        13-23


                           PART II - OTHER INFORMATION

Item 4 - Submission of Matters to a Vote of
         Security Holders                                         24

Item 5 - Other Information                                        24

Item 6 - Exhibits and Reports on Form 8-K                         24

Signatures                                                        24

                                    UNB CORP.
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

(In thousands)                                                               MARCH 31,   December 31,
                                                                               1996         1995
                                                                             ---------    ---------
ASSETS
Cash and cash equivalents                                                    $  24,275    $  31,735
Federal funds sold                                                               1,600        4,300
Interest bearing deposits with banks                                               255          515
Securities, net (Fair value:
     $65,971 and $65,116, respectively)(Note 2)                                 65,971       65,129
Mortgage-backed securities (Fair value:
     $57,405 and $63,399, respectively)(Note 2)                                 57,183       63,087

Loans:
       Total loans (Notes 3 and 6)                                             562,218      518,730
       Allowance for loan losses (Note 4)                                       (7,510)      (7,242)
- ---------------------------------------------------------------------------------------------------
          Net loans                                                            554,708      511,488
Premises and equipment, net                                                      8,713        8,811
Intangible assets                                                                7,121        7,376
Accrued interest receivable and other assets                                     7,271        7,203
- ---------------------------------------------------------------------------------------------------
             TOTAL ASSETS                                                    $ 727,097    $ 699,644
===================================================================================================


LIABILITIES
Deposits:
       Noninterest bearing deposits                                          $  68,312    $  73,708
       Interest bearing deposits                                               496,458      473,479
- ---------------------------------------------------------------------------------------------------
          Total deposits                                                       564,770      547,187
Fed funds purchased and short-term borrowings                                   60,698       49,659
Federal Home Loan Bank advances (Note 6)                                        28,360       31,360
Accrued taxes, expenses and other liabilities                                    6,639        6,111
- ---------------------------------------------------------------------------------------------------
             TOTAL LIABILITIES                                                 660,467      634,317

SHAREHOLDERS' EQUITY
Common stock ($1.00 stated value, 5,000,000 shares authorized;
       2,880,858 and 2,873,977 issued and outstanding, respectively)             2,881        2,874
Paid-in capital                                                                 31,867       31,603
Retained earnings                                                               31,251       30,005
Unrealized gain/(loss) on securities available for sale                            631          845
- ---------------------------------------------------------------------------------------------------
             TOTAL SHAREHOLDERS' EQUITY                                         66,630       65,327
- ---------------------------------------------------------------------------------------------------
                TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                   $ 727,097    $ 699,644
===================================================================================================


               See Notes to the Consolidated Financial Statements

                                    UNB CORP.
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

(In thousands)                                                                THREE MONTHS ENDED
                                                                                   MARCH 31,
                                                                           -----------------------
                                                                              1996         1995
                                                                           ----------   ----------
INTEREST INCOME:
     Interest and fees on loans:
        Taxable                                                            $   11,919   $    9,039
        Tax exempt                                                                 60           69
     Interest and dividends on investments & mortgage-backed securities:
        Taxable                                                                 1,837        2,049
        Tax exempt                                                                 15           48
     Interest on bank deposits and federal funds sold                              94          116
- --------------------------------------------------------------------------------------------------
          Total interest income                                                13,925       11,321
- --------------------------------------------------------------------------------------------------

INTEREST EXPENSE:
     Interest on deposits                                                       5,049        3,665
     Interest on short-term borrowings                                            682          489
     Interest on FHLB advances                                                    513          436
- --------------------------------------------------------------------------------------------------
          Total interest expense                                                6,244        4,590
- --------------------------------------------------------------------------------------------------

NET INTEREST INCOME                                                             7,681        6,731
PROVISION FOR LOAN LOSSES (NOTE 4)                                                630          360
- --------------------------------------------------------------------------------------------------
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES                             7,051        6,371

OTHER INCOME:
     Service charges on deposits                                                  585          586
     Trust Department income                                                      573          546
     Other operating income                                                       278          208
     Securities gains(losses), net                                                  0            6
     Gains on loans originated for resale and sold                                  0           11
- --------------------------------------------------------------------------------------------------
        Total other income                                                      1,436        1,357
- --------------------------------------------------------------------------------------------------

OTHER EXPENSES:
     Salary, wages and benefits                                                 2,877        2,439
     Occupancy                                                                    261          305
     Equipment                                                                    533          504
     Other operating expense                                                    1,763        2,073
- --------------------------------------------------------------------------------------------------
        Total other expenses                                                    5,434        5,321
- --------------------------------------------------------------------------------------------------

INCOME BEFORE INCOME TAXES                                                      3,053        2,407
PROVISION FOR INCOME TAXES                                                      1,031          805
- --------------------------------------------------------------------------------------------------
     NET INCOME                                                            $    2,022   $    1,602
==================================================================================================


EARNINGS PER SHARE (NOTE 1):
     Primary                                                               $     0.34   $     0.27
     Fully diluted                                                         $     0.34   $     0.27
==================================================================================================


DIVIDENDS PER SHARE (NOTE 1)                                               $     0.14   $     0.12
==================================================================================================


WEIGHTED AVERAGE SHARES OUTSTANDING (NOTE 1):
       Primary                                                              5,883,949    5,854,394
       Fully diluted                                                        5,886,592    5,854,394
==================================================================================================

NOTE: Per share data is based on the average number of shares outstanding adjusted for all stock dividends and splits.


               See Notes to the Consolidated Financial Statements

                                    UNB CORP.
      CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                                   (UNAUDITED)

(In thousands)
                                                                     THREE MONTHS ENDED
                                                                     3/31/96     3/31/95
                                                                    --------    --------
         Balance at beginning of period                             $ 65,327    $ 58,640

         Net Income                                                    2,022       1,602

         Shares issued through dividend reinvestment                     255           0

         Stock options exercised                                          16          16

         Cash dividends $0.14 and $0.12 per share, respectively*        (776)       (689)

         Change in market value on investment securities
                available for sale, net of deferred taxes               (214)        539
                                                                    --------    --------
         Balance at end of period                                   $ 66,630    $ 60,108
                                                                    ========    ========

         *Earnings per share data adjusted for April, 1996 100% stock dividend.


               See Notes to the Consolidated Financial Statements

                                    UNB CORP.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

         (In thousands)                                                                           THREE MONTHS ENDED MARCH 31,
                                                                                                       1996        1995
                                                                                                       ----        ----
         CASH FLOWS FROM OPERATING ACTIVITIES:
              Net income                                                                            $  2,022    $  1,602
              Adjustments to reconcile net income to net cash from operating activities:
                     Depreciation and amortization                                                       184         172
                     Provision for loan losses                                                           630         360
                     Net securities gains                                                                  0          (6)
                     Net accretion on securities                                                         (51)       (204)
                     Amortization of intangible assets                                                   255         278
                     Loans originated for resale                                                           0        (618)
                     Proceeds from sale of loan originations                                               0         702
              Changes in:
                     Interest receivable                                                                (248)        102
                     Interest payable                                                                    237         330
                     Other assets and liabilities, net                                                   584         (41)
                     Deferred income                                                                      (3)         (4)
- ------------------------------------------------------------------------------------------------------------------------
                       Net cash from operating activities                                              3,610       2,673
- ------------------------------------------------------------------------------------------------------------------------

         CASH FLOWS FROM INVESTING ACTIVITIES:
              Net change in interest bearing deposits with banks                                         260        (913)
              Net (increase)/decrease funds sold                                                       2,700      (4,100)
              Investment and mortgage-backed securities:
                     Proceeds from sales of securities available for sale                                  0       3,129
                     Proceeds from maturities of securities held to maturity                           7,678       5,005
                     Proceeds from maturities of securities available for sale                         8,970       5,065
                     Purchases of securities held to maturity                                         (7,723)     (4,938)
                     Purchases of securities available for sale                                      (10,006)     (3,126)
                     Principal payments received on mortgage-backed securities held to maturity        2,457       1,371
                     Principal payments received on mortgage-backed securities available for sale      3,413         601
              Net increase in loans made to customers                                                (43,042)    (24,207)
              Loans purchased                                                                           (845)       (873)
              Purchases of premises and equipment, net                                                   (86)       (208)
              Principal payments received under leases                                                    37          35
- ------------------------------------------------------------------------------------------------------------------------
                       Net cash from investing activities                                            (36,187)    (23,159)
- ------------------------------------------------------------------------------------------------------------------------

         CASH FLOWS FROM FINANCING ACTIVITIES:
              Net increase (decrease) in deposits                                                     17,583     (13,224)
              Cash dividends paid, net of shares issued through dividend reinvestment                   (521)       (689)
              Proceeds from issuance of stock                                                             16          16
              Net increase in short-term borrowings                                                   11,039      15,691
              Proceeds from FHLB advances                                                                  0      25,035
              Repayments of FHLB advances                                                             (3,000)    (10,065)
- ------------------------------------------------------------------------------------------------------------------------
                       Net cash from financing activities                                             25,117      16,764
- ------------------------------------------------------------------------------------------------------------------------

         NET CHANGE IN CASH AND CASH EQUIVALENTS                                                      (7,460)     (3,722)

         CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                                               31,735      30,211
- ------------------------------------------------------------------------------------------------------------------------

         CASH AND CASH EQUIVALENTS AT END OF YEAR                                                   $ 24,275    $ 26,489
========================================================================================================================

             See the Notes to the Consolidated Financial Statements

                                    UNB CORP.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
             ------------------------------------------------------


Note 1 - Summary of Significant Accounting Policies
- ---------------------------------------------------

The accompanying consolidated financial statements include the accounts of UNB Corp. and its wholly owned subsidiaries. All material intercompany accounts and transactions have been eliminated in consolidation.

These interim financial statements are prepared without audit and reflect all adjustments of a normal recurring nature which, in the opinion of Management, are necessary to present fairly the consolidated financial position of UNB Corp. at March 31, 1996, and its results of operations and cash flows for the periods presented. The accompanying consolidated financial statements do not purport to contain all the necessary financial disclosures required by generally accepted accounting principles that might otherwise be necessary in the circumstances. The Annual Report for UNB Corp. for the year ended December 31, 1995, contains consolidated financial statements and related notes which should be read in conjunction with the accompanying consolidated financial statements.

For consolidated financial statement classification and cash flow reporting purposes, cash and cash equivalents include currency on hand and non-interest bearing deposits with banks. For the three months ended March 31, 1996, and March 31, 1995, UNB Corp. paid interest in the amount of $6.0 million and $4.3 million, respectively. For the same three month period, federal income taxes paid totaled $145,000 and $90,000, respectively.

The Corporation accounts for its investment portfolio under the provisions of Statement of Financial Accounting Standards No. 115 (SFAS No. 115), "Accounting for Certain Investments in Debt and Equity Securities." SFAS No. 115 requires the Corporation to classify debt and equity securities as held to maturity, trading or available for sale.

Securities classified as held to maturity are those that management has the positive intent and ability to hold to maturity. Securities classified as available for sale are those that management intends to sell or that could be sold for liquidity, investment management, or similar reasons, even if there is not a present intention for such a sale. Trading securities are purchased principally for sale in the near term and are reported at fair value with unrealized gains and losses included in earnings. The Corporation held no trading securities during the periods reported.

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

                                    UNB CORP.
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)
       ------------------------------------------------------


dependent. SFAS No. 118 allows a creditor to use existing methods for income recognition on an impaired loan.

Management analyzes loans on an individual basis and classifies a loan as impaired when an analysis of the borrower's operating results and financial condition indicates that underlying cash flows are not adequate to meet its debt service requirements. Often this is associated with a delay or shortfall in payments of 30 days or more. Smaller-balance homogeneous loans are evaluated for impairment in total. Such loans include residential first mortgage loans secured by one-to-four family residences, residential construction loans and consumer automobile, boat, home equity and credit card loans with balances less than $300,000. In addition, loans held for sale and leases are excluded from consideration as impaired.

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

Primary and fully diluted earnings per share at March 31, 1996 and 1995 are computed based on the weighted average shares outstanding during the period. Primary earnings per common share has been computed assuming the exercise of stock options less the treasury shares assumed to be purchased from the proceeds using the average market price of UNB Corp.'s stock for the periods presented. Fully diluted earnings per common share represents the additional dilution related to the stock options due to the use of the market price as of the period end.

The Corporation declared a 100% stock dividend to shareholders of record on April 16, 1996, payable on April 30, 1996. This was recorded by a transfer from retained earnings to common stock at stated value. All earnings per share and cash dividends per share have been adjusted for this stock dividend.

                                    UNB CORP.
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)
       ------------------------------------------------------


Note 2 - Investment Securities
- ------------------------------

The amortized cost and estimated fair value of the investment and mortgage-backed securities, available for sale and held to maturity, as presented on the consolidated balance sheet at March 31, 1996, and December 31, 1995, are as follows:

                                                          March 31, 1996
                                        -----------------------------------------------
                                                        Gross      Gross      Estimated
                                        Amortized    Unrealized  Unrealized     Fair
(in thousands of dollars)                 Cost          Gains      Losses       Value
                                          ----          -----      ------       -----
Securities available for sale:
 U.S. Treasury securities               $ 24,075      $   48      ($ 70)      $ 24,053
 Obligations of U.S. government
  agencies and corporations               28,011          48       (252)        27,807

Securities held to maturity:
   Obligations of U.S. government
     agencies and corporations             3,009          --        (13)         2,996
   Obligations of state and political
    subdivision                            1,237           5         --          1,242
   Corporate bonds and other debt
    securities                             1,135          10         (1)         1,144
                                        --------      ------      -----       --------

   Total debt securities                  57,467         111       (336)        57,242
Equity securities available for sale       7,360       1,370          0          8,730
                                        --------      ------      -----       --------

   Total investment securities            64,827       1,481       (336)        65,972

Mortgage-backed securities
 available for sale                       37,095         133       (321)        36,907

Mortgage-backed securities
 held to maturity                         20,276         223         (1)        20,498
                                        --------      ------      -----       --------

 Total mortgage-backed securities         57,371         356       (322)        57,405
                                        --------      ------      -----       --------

Total investment and mortgage-
 backed securities                      $122,198      $1,837      ($658)      $123,377
                                        ========      ======      =====       ========

                                    UNB CORP.
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)
       ------------------------------------------------------


                                                         December 31, 1995
                                       ----------------------------------------------------
                                                       Gross         Gross       Estimated
                                       Amortized     Unrealized    Unrealized      Fair
(in thousands of dollars)                 Cost         Gains         Losses        Value
                                          ----         -----         ------        -----
Securities available for sale
  U.S. Treasury securities             $ 22,093      $    111      $    (33)      $ 22,171
  Obligations of U.S. government
    agencies and corporations            28,966            72          (226)        28,812

Securities held to maturity:
   Obligations of U.S. government
     agencies and corporations            3,007            --            (3)         3,004
   Obligations of state and
     political subdivisions               1,238             6            --          1,244
   Corporate bonds and other debt
     securities                           2,131            10           (26)         2,115
                                       --------      --------      --------       --------

   Total debt securities                 57,435           199          (288)        57,346
Equity securities available for sale      6,275         1,495            --          7,770
                                       --------      --------      --------       --------

   Total investment securities           63,710         1,694          (288)        65,116

Mortgage-backed securities
  available for sale                     40,497           139          (278)        40,358
Mortgage-backed securities
  held to maturity                       22,729           319            (7)        23,041
                                       --------      --------      --------       --------

   Total mortgage-backed securities      63,226           458          (285)        63,399
                                       --------      --------      --------       --------

   Total investment and mortgage-
    backed securities                  $126,936      $  2,152      $   (573)      $128,515
                                       ========      ========      ========       ========


During the three month period ended March 31, 1996, there were no sales of securities designated as available for sale. For the three month period ended March 31, 1995, the proceeds from sales of securities available for sale were $3,129,244 with gross gains of $6,210 recognized on the sales. For the first three months of 1996, the net unrealized decrease in market value on available for sale securities was approximately $325,000. There were no sales or transfers of securities classified as held-to-maturity.

The amortized cost and estimated fair value of mortgage-backed and debt securities at March 31, 1996, by contractual maturity, are shown on page 9. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                    UNB CORP.
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)
       ------------------------------------------------------


                                                            March 31, 1996
                                                  -----------------------------------
                                                               Estimated     Weighted
                                                  Amortized      Fair        Average
(in thousands of dollars)                            Cost        Value        Yield
                                                     ----        -----        -----
Securities available for sale:

U.S. Treasuries
    Due in one year or less                       $  9,997      $ 10,010      5.75%
    Due after one year through five years           14,078        14,043      5.74
                                                  --------      --------      ----
      Total                                         24,075        24,053      5.75

U.S. Government agencies and corporations
    Due in one year or less                         11,003        10,971      5.00
    Due after one year through five years           17,008        16,836      5.47
                                                  --------      --------      ----
      Total                                         28,011        27,807      5.32

    Total debt securities available for sale      $ 52,086      $ 51,860      5.52%
                                                  ========      ========      ====


Securities held to maturity:

U.S. Government agencies and corporations
    Due in one year or less                       $  3,009      $  2,996      5.08%
                                                  --------      --------      ----
      Total                                          3,009         2,996      5.08

Obligations of state and political subdivisions
    Due in one year or less                            932           937      4.76
    Due after one year through five years              305           305      4.65
                                                  --------      --------      ----
      Total                                          1,237         1,242      4.73

Corp bonds and other debt securities
    Due in one year or less                            393           393      0.00
    Due after one year through five years               --            --        --
    Due after five years through ten years             492           501      8.79
    Due after ten years                                250           250      8.50
                                                  --------      --------      ----
      Total                                          1,135         1,144      5.69
                                                  --------      --------      ----

      Total securities held to maturity           $  5,381      $  5,382      5.13%
                                                  ========      ========      ====

Mortgage-backed and collateralized
    mortgage obligations available for sale       $ 37,095      $ 36,907      6.04%

Mortgage-backed and collateralized
    mortgage obligations held to maturity           20,276        20,498      7.83
                                                  --------      --------      ----

      Total mortgage-backed and debt securities   $114,838      $114,647      6.08%
                                                  ========      ========      ====

                                    UNB CORP.
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)
       ------------------------------------------------------


At March 31, 1996 there were no holdings of securities of any one issuer, other than the U.S. government and its agencies and corporations with an aggregate book value which exceeds 10% of stockholders' equity.

Note 3 - Loans
- --------------

Total loans as presented on the balance sheet are comprised of the following classifications:

                                                                        March 31, 1996           December 31, 1995
                                                                        --------------           -----------------

(in thousands of dollars)

      Commercial, financial and agricultural                                 $ 71,479                $ 59,638
      Commercial, tax exempt                                                    5,166                   5,173
      Commercial real estate                                                   64,627                  60,478
      Residential real estate                                                 189,545                 172,283
      Consumer loans                                                          231,401                 221,158
                                                                              -------                 -------

      Total loans                                                            $562,218                $518,730
                                                                             ========                ========

The balance of impaired loans at March 31, 1996 was $547,519. Of this amount, $134,037 in impaired loans required no allocation of the allowance for loan losses. The remaining balance of impaired loans, $413,482, had specific reserves for their full amount allocated to them, however the entire allowance is available for the charge-offs of any loan. The average balance of impaired loans for the first quarter of 1996 was $553,462. Interest income recognized on impaired loans for the first quarter of 1996 was $18,042, which included $15,604 of interest income recognized on a cash basis. There were no loans identified as impaired at March 31, 1995.

At March 31, 1996 and December 31, 1995, loans on non-accrual status and/or past due more than 90 days approximated $1,439,000 and $1,320,000, respectively. The Other Real Estate Owned balance, net of allowance, at March 31, 1996, is $325,000.

Note 4 - Allowance for Loan Losses
- ----------------------------------

A summary of activity in the allowance for loan losses for the three months ended March 31, 1996, and March 31, 1995, are as follows:

(in thousands of dollars)                                 1996          1995
                                                          ----          ----
      Balance - January 1                                $7,242        $6,348
      Provision charged to operating expense                630           360
      Loans charged off, net of recoveries                 (362)         (122)
                                                         -------       -------

      Balance - March 31                                 $7,510        $6,586
                                                         ------        ------

                                    UNB CORP.
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)
       ------------------------------------------------------


Note 5 - Concentrations of Credit Risk and
- ------------------------------------------
         Financial Instruments With Off-Balance Sheet Risk
         -------------------------------------------------

The Corporation offers commercial and consumer credit products to customers within Stark and surrounding counties. The Corporation maintains a diversified credit portfolio, with residential and commercial real estate and consumer loans comprising approximately 86.2% of the portfolio. Indirect loans accounted for 90.4% of installment loans and 81.6% of all consumer loans at March 31, 1996. The dealer network from which the indirect loans are generated includes 135 active relationships, the largest of which was responsible for 11.1% of total indirect dollar volume for the year-to-date 1996.

The Corporation is a party to financial instruments with off-balance sheet risk. These instruments are required in the normal course of business to meet the financial needs of its customers. The contract or notional amounts of these instruments are not included in the consolidated financial statements. At March 31, 1996, the contract or notional amounts of these instruments, which primarily include commitments to extend credit, standby letters of credit and financial guarantees, and interest rate swaps totaled $145,490,000.

At March 31, 1996, the Corporation held one interest rate swap agreement with a notional amount of $6.3 million. The notional amount of the interest rate swap does not represent an amount exchanged by the parties and is not a measure of the Corporation's exposure through its use of derivatives. The amounts exchanged are determined by reference to the notional amount and the other terms of the interest rate swap. The agreement calls for quarterly reductions in the notional amount with a final expiration of November 27, 2000. Variable interest payments received are based on the three month LIBOR rate which is adjusted on a quarterly basis. The LIBOR rate in effect at March 31, 1996 was 5.27% while the fixed rate to be paid through the remainder of the contract is 2.88%. The income from this agreement for the three months ended March 31, 1996 was $45,400. For the three months ended March 31, 1995 the income was $46,600. The market value of this swap at March 31, 1996 was a positive $410,000. Under the terms of this contract, future changes in LIBOR will affect the payments received, the income or expense generated by the swap and its market value.

Note 6 - FHLB Advances
- ----------------------

Long-term debt at March 31, 1996 is comprised of advances from the Federal Home Loan Bank (FHLB). Pursuant to collateral agreements with the FHLB, advances are secured by all FHLB stock and qualifying first mortgage loans. Advances at March 31, 1996 have original principal balances totaling $28,360,000. Interest expense on FHLB advances for the three months ending March 31, 1996 was approximately $513,000.

                                    UNB CORP.
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)
       ------------------------------------------------------


A summary of FHLB advances outstanding follows (in thousands):

         Maturity                      Interest                        Amount
         --------------------------------------------------------------------
         1996                         4.90%-6.50%                     $ 5,245
         1997                         5.15%-5.30%                       2,260
         1998                         5.35%-7.85%                       4,775
         1999                         5.50%-7.95%                       4,785
         2000                         6.00%-8.00%                      10,300
         2001                            6.10%                            315
         2002                            6.25%                            330
         2003                            6.25%                            350
         --------------------------------------------------------------------
         Total                                                        $28,360
         ====================================================================

                                    UNB CORP.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
                            -------------------------


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

INTRODUCTION
- ------------

The following areas of discussion pertain to the consolidated financial statements of UNB Corp. at March 31, 1996, compared to December 31, 1995, and the results of operations for the year-to-date period ending March 31, 1996, compared to the same period in 1995. It is the intent of this discussion to provide the reader with a more thorough understanding of the consolidated financial statements and supporting schedules, and should be read in conjunction with those consolidated financial statements and schedules.

UNB Corp. is not aware of any trends, events, or uncertainties that might have a material effect on the soundness of operations; neither is UNB Corp. aware of any proposed recommendations by regulatory authorities which would have a similar effect if implemented.

FINANCIAL CONDITION
- -------------------

Total assets at March 31, 1996 were $727,097,000, an increase of $27,453,000, or 3.9%, over year-end 1995. Decreases in cash and cash equivalents, Federal Funds Sold and interest bearing deposits with banks of $7,460,000, $2,700,000 and $260,000, respectively, combined for a total decrease of $10,420,000 in highly liquid balances. A net reduction of $5,062,000 in the investment and mortgage-backed securities portfolios combined with the reduction of liquid balances was used to fund a portion of the loan portfolio growth of $43,488,000 since year-end 1995, an increase of 8.4%.

All of the major loan categories experienced continued loan growth for the first three months of the year. The residential mortgage loan portfolio increased by $17,262,000, or 10%, over year-end 1995 levels. The consumer loan portfolio increased by $17,449,000, or 8.2%, over year-end 1995 levels, excluding a one-time shift of approximately $7.2 million in business installment loans from the consumer loan portfolio to the commercial loan portfolio during the first quarter of 1996. Earnings assets at March 31, 1996 increased to $687,227,000 from $651,761,000 at December 31, 1995, an increase of $35,466,000 or 5.4%. The ratio of earning assets to total assets increased slightly from 93.2% at year-end 1995 to 94.5% at March 31, 1996.

Total deposits at March 31, 1996 increased by $17,583,000, or 3.2%, from year-end 1995. Non-interest bearing deposits declined $5,396,000, displaying a normal seasonal trend caused by business demand deposit customers managing their cash balances and balance sheet composition for their year-end financials. Interest bearing demand balances remained fairly constant for the period. Savings balances increased by $2,029,000, or 1.3%, from year-end levels, influenced to a great extent by the popularity of the new Money Market Access account which is a variable rate savings product whose tiered rate structure fluctuates weekly with the 13 Week U.S. Treasury Bill rate. Balances raised through Money Market Access were partially offset by transfers from passbook and statement savings accounts to higher earning certificates of deposit and alternative investments found outside the banking

                                    UNB CORP.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (continued)
                      -------------------------------------

industry.

Certificate of Deposit balances grew by $21,124,000, or 8.7%. The majority of this growth, $15,000,000, came from the issuance of brokered certificates of deposit through Merrill Lynch. Another significant factor in the growth was the 24 and 36 month Anniversary CD product introduced in the first quarter of 1996, which allows customers to raise their interest rate on the anniversary of the certificate to the current rate in effect on certificates with the same original maturity term. Another significant source of funding for balance sheet growth during the first quarter of 1996 was term and sweep repurchase agreements which grew $10,360,000, or 23.3% from year-end 1995.

In March of 1996, Management recommended and the Board approved an amendment to the loan policy, for the calculation of the loan-to-deposit ratio. The ratio was redefined as gross loans divided by total deposits plus Federal Home Loan Bank borrowings. The limit was set at 95%, with a provision that allows Management to exceed the limit for 30 consecutive days without being in violation of the policy. This was done to reflect what is becoming an industry norm, dependence on these borrowings as a source of balance sheet funding which are considered to be less volatile than deposits. Advances with varying maturities are considered more stable than the most stable of bank deposits, certificates of deposit, which are liable to early withdrawal and are difficult to attract in longer maturity ranges even at rates competitive to other market instruments. The Board agreed that the changes in funding alternatives experienced by the Bank make the new measure a more accurate indication of actual risk.

The loan-to-deposit ratio at March 31, 1996 was 94.8% compared to 89.7 at December 31 1995. The growth in this ratio for the quarter reflects continued strong loan demand and the Bank's dependence on short-term borrowings to fund that growth. The Bank continues to face the difficulty of raising local deposits due to strong local market competition and the attractive rates found on alternative forms of investment offered outside the banking industry, especially mutual funds. Depositors' aversion to extending maturities on deposits as well as the ability to raise deposits at relatively attractive rates with longer maturities in the national market will encourage the use of brokered deposits to fund balance sheet growth in the near future.

Total shareholders' equity at March 31, 1996 was $66,630,000, which was an increase of $1,303,000, or 2.0%, from year-end 1995. The major contributor to this increase was net income for the first three months of 1996 of $2,022,000. Additional increases to capital were the result of new shares issued through the dividend reinvestment program and the exercise of executive stock options. These increases were partially offset by the payment of $776,000 in quarterly cash dividends and the net decrease in market value, net of deferred taxes, of investment securities available for sale of $214,000.

RESULTS OF OPERATIONS
- ---------------------

UNB Corp.'s net income for the first quarter of 1996 was $2,022,000, or $0.34 per share, compared with $1,602,000, or $0.27 per share for the first quarter of 1995, an increase of 26.2%. Net interest income continues to be the major reason for this

                                    UNB CORP.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (continued)
                      -------------------------

positive performance, a result of the growth in balance sheet size and the shift in asset mix from lower earning cash, cash equivalents and investment securities to higher yielding loans. Net interest income grew to $7,681,000, an increase of $950,000, or 14.1%, from the same period in 1995. Total interest income for the first quarter was $13,925,000, an increase of 23% over the same period last year. Total interest expense increased by $1,654,000, or 36%, over the same period last year.

The net interest margin for the first quarter of 1996 was 4.64%, a decrease from 4.91%, or 27 basis points, from the first quarter of 1995. At the Bank level, several areas contributed to the decline in margin, even though overall yields on earning assets increased by 19 basis points between the two periods. Returns on the investment portfolio decreased, the result of repricing of variable rate mortgage-backed securities and the rollover of maturities at lower market rates. Overall yields in the loan portfolio increased, led by increases in the installment loan portfolio due to a shift in product mix from new to used vehicles and in the commercial real estate portfolio. The change in earning asset mix from the investment portfolio to loans also offsets some of the reductions in yields due to the differential in yields earned on the respective portfolios. While some of these factors increased the interest margin, the most significant impact on the net interest margin rate has been in the cost of funds. The overall rate paid on interest bearing liabilities increased 54 basis points between the first quarter of 1995 and 1996. The new Money Market Access product, paying a tiered rate based on the 13 Week U.S. Treasury Bills has attracted some funds out of the lower rate money market account as well as regular savings products. Rates offered on certificates of deposit throughout 1995 were kept at very competitive levels to attract funding for strong loan demand. These rates coupled with a decrease of 10 basis points on savings rates redirected some savings balances into certificates of deposit. Due to the aversion to extend maturities in the deposit markets, the Bank turned to brokered certificates of deposit and Federal Home Loan Bank advances to lengthen liability maturities and lock in spreads on the loans being funded.

The aggressive growth in balance sheet size and the resulting decrease in the net interest margin has been an Asset/Liability management decision. The resulting increase in overall revenue has enabled the Corporation to leverage capital and increase the return on equity. Return on equity for the first quarter of 1996 was 12.25% compared to 11.00% for the same period last year. Return on assets, meanwhile has increased from 1.08% for the first quarter of 1995 to 1.15% for the first quarter of 1996.

Non-interest income for the first quarter of 1996 shows an increase of $79,000, or 5.8% over the same period in 1995. The most significant factor for the increase in non-interest income was the receipt of a $97,500 outstanding claim plus costs to recover from the Resolution Trust Company which arose as part of the Transohio Federal Savings acquisition. The claim was originally expensed in the fourth quarter of 1994 when its collectibility was uncertain. Service charges on deposits have remained stable between the two periods even with the elimination of the pass through of FDIC insurance premiums to business demand deposit customers which accounted for $11,500 in deposit service charge income for the first quarter of 1995. Trust Department income has increased $27,000, or 4.9%, from the same period last year. No gains on sales of loans in the secondary market were recorded for the first quarter

                                    UNB CORP.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (continued)
                      -------------------------


of 1996 due to an unfavorable interest rate environment and the mix of mortgage loan products generated in the first quarter. In the future, as the interest rate environment creates opportunities for gains on the sales of mortgages, the Bank will take advantage of them.

Non-interest expense for the first quarter of 1996 was $5,434,000, an increase of 2.1% from the first quarter of 1995. Increases in salaries, benefits and equipment expenses were partially offset by reductions in occupancy and other operating expenses such as FDIC premiums, marketing expenses and office supplies.

The Corporation anticipates that during 1996 it will be affected by a plan adopted by the Federal Deposit Insurance Corporation (FDIC) for a one time assessment to recapitalize the Savings Association Insurance Fund (SAIF) which insures approximately $127,000,000 in deposits which the Bank acquired in "Oakar transactions" from the Resolution Trust Company (RTC) in the First Savings and Loan Company, F.A. of Massillon and the Transohio Federal Savings Bank branch acquisitions. The proposed assessment rate and percentage exclusion for deposits acquired through Oakar transactions are currently unknown as they are part of the continuing negotiations between Congress and the President to finalize a national budget bill. The Corporation estimates its share of the assessment to be approximately $700,000. It is anticipated that once the assessment is paid, the Bank's regular assessment on SAIF insured deposits would decrease to possibly as low as $0.04 per $100 of deposits or lower from the current rate of $0.23 per $100 of deposits. This would be based on the current premiums being paid on deposits insured under the Bank Insurance Fund (BIF) of the FDIC which are determined on the basis of capital adequacy and other regulatory risk assessments.

Primary earnings per share for the first quarter of 1996 increased $0.07 to $0.34 (after adjustment for the April, 1996 100% stock dividend), or 25.9%, over the same period in 1995. On a fully diluted basis, earnings per share also increased 25.9% for the first quarter over the same period last year.

The Bank has continued involvement in legal proceedings concerning a parcel of OREO property located in the northwest quadrant of Stark County. The Bank continues to negotiate with a large national petroleum company, owner of the facility at the date it was taken out of service and also the party responsible for the cleanup according to the State of Ohio's Bureau of Underground Storage Tanks (BUSTER) regulations. Environmental assessments by the Bank and the petroleum company have been filed with the State agency, which has requested further validation of the Bank's assessment. An additional sight assessment has been completed by the engineering firm contracted by the responsible party and is expected to be filed with the State in the second quarter of 1996. Once this report has been filed, the Bank will receive a copy and through legal council make efforts to speed the resolution of the situation. The outcome will determine whether the Bank can proceed with the marketing of the property for sale and/or any legal action against the national oil company to remediate the contamination of the property. The estimated cleanup costs, should they become the responsibility of the Bank, are not material to the business or financial condition of the Registrant and have been set up as an allowance against the property's value on the Corporation's Consolidated Balance Sheet.

                                    UNB CORP.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (continued)
                      -------------------------


ALLOWANCE FOR LOAN LOSSES
- -------------------------

The provision for loan losses for the three month period ended March 31, 1996, of $630,000 was an increase of $270,000 over the same period in 1995, primarily due to the increase in the loan portfolio size. The Bank's reserve-to-loan ratio decreased to 1.33%, or 7 basis points from 1995 year-end, also a result of increased loan volume. The provision for loan losses charged to operating expense was based on Management's evaluation of the loan portfolio, the adequacy of the allowance for loan losses under current economic conditions and current and anticipated loan growth. An analyses of the allowance for loan losses is provided on page 22. During the third quarter of 1995, a change in the methodology used to determine the allocation of the allowance for loan losses among the various loan categories was approved by the Executive Committee of the Board of Directors and instituted by Management. Management continues to use the same three methodologies it has historically used to determine the allocation of the allowance, however, it now selects the single methodology that results in the highest aggregate calculation for allocation of the allowance among the various loan categories, and not the highest specific allocation for each loan category from among the three methodologies. Management believes this change reflects a more reliable analysis of the Bank's risk of loan loss. An analysis of the allocation of the allowance for loan losses is found on page 23.

The balance of impaired loans at March 31, 1996 was $547,519. This is a reduction of $18,750 from the impaired loan balance at December 31, 1995. Non-performing loans, which include non-accrual loans and loans past due 90 days or more, were $1,439,000 at March 31, 1996 compared to $1,320,000 at December 31, 1995. The ratio of non-performing loans to total loans outstanding at March 31, 1996 was unchanged from year-end 1995 at 0.25% and compared favorably to the ratio of the Bank's peer group, all insured commercial banks having assets between $500 million and $1 billion, which was 0.76%. For the first quarter of 1996, net-chargeoffs as a percentage of average loans outstanding was 0.07% versus 0.03% for the same period in 1995, a result of increased net chargeoffs in the installment loan and home equity loan portfolios.

CAPITAL RESOURCES
- -----------------

Shareholders' equity totaled $66,630,000 at March 31, 1996, an increase of $1,303,000, or 2.0%, compared to the balance at December 31, 1995 of $65,327,000. The ratio of equity-to-assets at March 31, 1996 was 9.16% versus 9.34% at December 31, 1995, with the decrease of 18 basis points reflecting the impact of continued balance sheet growth through growth of the loan portfolio. The rate of primary capital (shareholders' equity plus the allowance for loan losses less intangible assets) to total adjusted assets was 12.78%. The risk-based capital ratio was 12.30% while the Tier 1 and core leverage ratios reached 11.06% and 8.17%, respectively. The levels achieved in these ratios are substantially above required regulatory minimums and maintain the Corporation in the "well capitalized" category under the guidelines of the Federal Deposit Insurance Corporation Act of 1991 (FDICIA).

The dividend of $0.135 per share (adjusted for the April, 1996 100% stock dividend) for the first quarter of 1996 was a 12.5% increase over the $0.12 dividend paid for the same period in 1995. The dividend, representing 38.4% of the first quarter's

                                    UNB CORP.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (continued)
                      -------------------------


earnings, falls within the Corporation's dividend policy which provides for cash dividend payouts within a range of 35% to 45% of earnings.

SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities", requires that securities which the Bank has classified as "Available-for-Sale" are recorded at market value with any adjustments recorded to equity. The reduction in the investment balances of the Available for Sale portfolio along with the rise in interest rates over the first quarter of 1996 has reduced the unrealized gain in market value of these securities. At March 31, 1996, an unrealized gain of $631,000, reflects a decrease in shareholders' equity of $214,000 since year-end 1995.

On April 16, 1996, the Corporation's Board of Directors declared a 100% stock dividend on the Corporation's common stock, payable to shareholders of record as of April 30, 1996.

LIQUIDITY
- ---------

Liquidity measures the Corporation's ability to meet the cash demands and credit needs of its customers and is provided by the ability to readily convert assets to cash and raise funds in the market place. Total cash, federal funds sold and investments available for sale (including money market investments) of $114,898,000 represent 15.8% of total assets at March 31, 1996. Of the investments available for sale, $51,861,000 are held in U.S. Treasury and Agency securities, 40.5% of which mature within one year. Approximately $92,849,000 of total Corporate securities is pledged as collateral to secure public funds or other obligations. The Corporation's ability to raise funds in the market place is provided by the Bank's branch network which services its strong deposit base, in addition to the availability of Federal Home Loan Bank (FHLB) advance borrowing, brokered deposits, Federal Funds purchased and securities sold under agreement to repurchase. The strong loan demand experienced throughout the first quarter of 1996 coupled with the funding of a large portion of that growth through FHLB borrowings and repurchase agreements in the first quarter of 1996 have resulted in a loan-to-deposit ratio of 94.8%, up from the 1995 year-end ratio of 89.7%.

For the near future, FHLB advances will be the preferred means to fund balance sheet growth over brokered deposits until the SAIF issue is decided in Congress. This is because brokered deposits are included in the Bank's total deposit base. The growth of the deposit base is used to determine a growth factor to be applied to the SAIF deposit base which is assessed SAIF FDIC premiums and the special one-time assessment to recapitalize the SAIF insurance fund.

The liquidity needs of the Holding Company, primarily cash dividends and other corporate purposes, are met through cash, short term investments and dividends from the Bank.

INTEREST RATE SENSITIVITY
- -------------------------

Interest rate sensitivity measures the potential effects on earnings and capital to changes in market interest rates. The objective of the Corporation's Asset and Liability Management Policy is to help Management establish a profit plan for the

                                    UNB CORP.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (continued)
                      -------------------------


Corporation through the coordination of asset mix and volume controls, liquidity, capital and dividend policies, interest margin management, sound investment and loan portfolio management, loan pricing policies, purchased funds policies and cash management techniques. This profit plan seeks to maximize profitability while minimizing the adverse effects on net interest margin and capital resulting from fluctuations in interest rates.

All assets and liabilities are designated as being either rate sensitive or non-rate sensitive during some assigned time period such as one month or one year. Interest rate sensitivity relates to that time period when assets and liabilities can be repriced. Management attempts to match rate sensitive assets and rate sensitive liabilities in an effort to maintain an acceptable net interest margin regardless of the level or direction of interest rates for both assets and liabilities. The GAP measures the variance in this matching process and is defined as the difference between rate sensitive assets and rate sensitive liabilities within an assigned time frame. The Bank uses a modified GAP position in which the majority of traditional savings and NOW account balances are placed in the five year time frame which considers this portion of these deposits to be rate insensitive. The remainder are placed in the one month time frame reflecting the assumption that they are sensitive to changing interest rates and will reprice into certificates of deposits with rising interest rates. The Bank periodically analyzes the historical sensitivity of these liability products to validate its modified GAP assumptions and will redefine its modified GAP position should it be warranted.

The GAP position can be either positive or negative, and is viewed as the dollar measure of the Bank's exposure to changes in interest rates over a certain time frame. A negative GAP benefits net interest income when rates are decreasing, while a positive GAP benefits net interest income in a rising rate environment. The reverse is also true for each of these.

The Bank's cumulative GAP position at March 31, 1996 reflects a 6.98% liability sensitive position in the time frame of less than one year. In its Asset and Liability Policy, the Bank has set limits of +/10% for the one year time frame and attempts to manage its portfolio of rate sensitive assets and liabilities to remain within those limits. It is unclear what impact this negative GAP position will have on the Bank's net interest margin in the near future given the mixed signals of various recently reported economic indicators and the uncertainty they have created in financial markets as to the future direction of interest rates. See the GAP table on page 21 for more detailed data on the Bank's GAP position.

CONCENTRATION OF CREDIT RISK
- ----------------------------

The Corporation maintains a diversified credit portfolio, with relatively smaller balance, homogeneous consumer installment, credit card and residential mortgage loans comprising 74.9% of total loans outstanding at March 31, 1996. Commercial and commercial real estate loans comprise the remaining 13.6% and 11.5% of loans outstanding, respectively. The largest industry concentration identified within the commercial loan portfolio is the medical industry at 2.2% of total loans outstanding. Within the commercial real estate portfolio, real estate is mainly held as collateral while the cash flows of the business are considered the primary source of repayment on

                                    UNB CORP.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (continued)
                      -------------------------


the loans. With all loan types, Management attempts to balance credit risk versus return by employing conservative credit standards and comprehensive underwriting guidelines in addition to the loan review function which monitors credits during and after the approval process.

IMPACT OF FDICIA
- ----------------

The Federal Deposit Insurance Corporation Improvement Act (FDICIA) applies to banks with total assets in excess of $500 million. Management has spent considerable time ensuring compliance with requirements for documenting internal control reporting. The 1995 Annual Report contained a statement from Management attesting to the internal control structure of the Corporation, including policies, procedures and compliance with laws and regulations within the Banking industry. In addition, the Bank's independent external auditor attested to the accuracy of Management's assertions regarding internal control systems over financial reporting.

                          UNITED NATIONAL BANK & TRUST
                            12 MO CUM ADJ GAP TREND

                                   [GRAPHIC]

GAP Analysis Ratios:

                        3/95    4/95     5/95     6/95    7/95    8/95    9/95   10/95   11/95   12/95     1/96     2/96     3/96
                       ------  ------   ------   ------  ------  ------  ------  ------  ------  ------  -------  -------  -------
Cumulative Bank GAP    62,386  66,085   70,554   66,272  70,254  71,293  74,051  71,341  71,805  73,340   77,756   77,688   76,731


Rate Sensitive Asset
to Rate Sensitive
Liability (%)         112.64% 113.40%  113.90%  112.90% 113.74% 113.74% 114.01% 113.20% 113.11% 113.24%  113.95%  113.52%  113.09%

Adjusted GAP
Percentage:

3 Months Cum GAP %     -6.06%  -7.93%   -5.12%   -3.13%  -4.10%  -4.79%  -4.55%  -4.17%  -4.38%  -5.20%   -9.07%   -9.17%  -11.38%
6 Months Cum GAP %     -6.47%  -5.82%   -3.23%   -3.38%  -5.71%  -5.43%  -6.25%  -4.33%  -5.98%  -7.15%  -12.27%  -13.34%  -13.60%
12 Months Cum GAP %    -0.92%   0.02%    2.03%   -2.44%  -7.48%  -6.14%  -5.95%  -4.18%  -3.28%  -5.52%   -7.77%   -5.50%   -6.98%


United Bank policy/guideline limits:  +/- 10%

                                    UNB CORP.
                    ANALYSIS OF THE ALLOWANCE FOR LOAN LOSSES

                              (VALUATION RESERVES)

                                 MARCH 31, 1996

                                 (000'S omitted)

Balance at December 31, 1995                                             $ 7,242

           Charge-Offs (Domestic):
                          Commercial, Financial, Agricultural            $     0
                          Real Estate - Commercial                             0
                          Real Estate - Residential                            0
                          Consumer Loans                                     592
                                                                          ------
                                 Total Charge-Offs                       $   592
                                                                          ======
           Recoveries (Domestic):
                          Commercial, Financial, Agricultural            $     1
                          Real Estate - Commercial                            31
                          Real Estate - Residential                            0
                          Consumer Loans                                     198
                                                                          ------
                                 Total Recoveries                        $   230
                                                                          ======
           Net Charge-Offs                                               $   362
                                                                          ======
           Additions Charged to Operations                               $   630

Balance at March 31, 1996                                                $ 7,510
                                                                          ======

Ratio of net charge-offs during this
 quarter to average loans outstanding                                        .07%

Allowance as a percentage of total loans                                    1.34%
                                                                          ======

                                    UNB CORP.
                   ALLOCATION OF THE ALLOWANCE FOR LOAN LOSSES

                                 MARCH 31, 1996

                                 (000'S omitted)


                                                                    Percent of
                                                                      loans
                                                                 in each category
                                                  Amount          to total loans
                                                  ------          --------------
Domestic:
     Commercial, Financial, Agricultural          $2,802              13.63%
     Real Estate - Commercial                        695              11.50%
     Real Estate - Residential                       142              33.71%
     Consumer Loans                                2,370              41.16%

Foreign:                                             -0-                N/A
Unallocated:                                       1,501                N/A
                                                  ------            -------
Valuation Reserve on March 31, 1996               $7,510             100.00%
                                                  ======            =======

                                    UNB CORP.
                           PART II - OTHER INFORMATION

Item 4 - Submission of Matters to a Vote of Security Holders
- ------------------------------------------------------------

UNB Corp. held its Annual Meeting of Shareholders on April 16, 1996, for the purpose of electing directors and to adopt a proposed amendment to the Articles of Incorporation to increase the number of no par value Common Shares from the 5,000,000 currently authorized to 15,000,000 shares. The purposes for increasing the number of authorized Common Shares are to have additional shares available for issuance in the future for stock splits, stock dividends, acquisitions, and other corporate purposes. These additional shares may be issued on authorization of the Board of Directors without further approval of Shareholders, except as may be required by law. The adoption of the proposed amendment required the affirmative vote of the holders of 66-2/3% of the outstanding shares of the Corporation. Shareholders received proxy materials containing the information required by this item. Results of shareholder voting on these issues were as follows:


                                                   Election of Directors                        Proposed Amendment to
                                          E. Lang D'Atri           Robert L. Mang             Articles of Incorporation
                                          --------------           --------------             -------------------------
   For                                      2,514,690                2,514,690                        2,512,615
   Against                                      9,896                    9,896                           61,724
   Abstain                                                                                               31,449
   Shares not
      voted by Brokers                         85,375                   85,375                           85,375

Item 5 - Other Information
- --------------------------

   N/A

Item 6 - Exhibits and Reports on Form 8-K
- -----------------------------------------

A.     Exhibit
       Number              Exhibit
       ------              -------
         27                Financial Data Schedule (1)

B. Reports - Form 8-K - No reports on Form 8-K were filed by the Registrant during the first three months of 1996.

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

Date_______________________________          ___________________________________
                                             James J. Pennetti
                                             (Duly authorized officer and
                                              Treasurer, UNB Corp.)