Form 10-Q
period 1996-06-30
UNB CORP/OH
filed 1996-08-13
CIK 746481

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   June 30, 1996
                               -----------------

Commission file number 0-13270

                                    UNB CORP.
             ------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

            Ohio                                       34-1442295
- - -------------------------------        ---------------------------------------
(State or other jurisdiction of        (I.R.S. Employer Identification Number)
incorporation or organization)

220 Market Avenue, South

Canton, Ohio                                                      44702
- - ----------------------------------------                       ----------
(Address of principal executive offices)                       (Zip Code)

Registrant's telephone number, including area code             (216) 454-5821
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

       Common Stock, $1.00 Stated Value            Outstanding at July 31, 1996
                                                   5,762,291 Common Shares

                                    UNB CORP.

                                    FORM 10-Q

                           QUARTER ENDED JUNE 30, 1996

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

                                U N B   C O R P.
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

(In thousands)                                                                         JUNE 30,                 December 31,
                                                                                         1996                       1995
                                                                                 --------------------       -------------------
ASSETS

Cash and cash equivalents                                                               $23,825                   $31,735
Federal funds sold                                                                        4,450                     4,300
Interest bearing deposits with banks                                                        337                       515
Securities, net (Fair value:
     $71,642 and $65,116, respectively)(Note 2)                                          71,627                    65,129
Mortgage-backed securities (Fair value:
     $50,052 and $63,399, respectively)(Note 2)                                          49,963                    63,087

Loans:

       Total loans (Notes 3 and 6)                                                      591,534                   518,730
       Allowance for loan losses (Note 4)                                                (7,988)                   (7,242)
- - --------------------------------------------------------------------------------------------------------------------------
          Net loans                                                                     583,546                   511,488
Premises and equipment, net                                                               8,905                     8,811
Intangible assets                                                                         6,865                     7,376
Accrued interest receivable and other assets                                              9,292                     7,203
- - --------------------------------------------------------------------------------------------------------------------------
             TOTAL ASSETS                                                              $758,810                  $699,644
==========================================================================================================================


LIABILITIES
Deposits:

       Noninterest bearing deposits                                                     $72,617                   $73,708
       Interest bearing deposits                                                        502,719                   473,479
- - --------------------------------------------------------------------------------------------------------------------------
          Total deposits                                                                575,336                   547,187
Fed funds purchased and short-term borrowings                                            59,301                    49,659
Federal Home Loan Bank advances (Note 6)                                                 49,732                    31,360
Accrued taxes, expenses and other liabilities                                             6,366                     6,111
- - --------------------------------------------------------------------------------------------------------------------------
             TOTAL LIABILITIES                                                          690,735                   634,317

SHAREHOLDERS' EQUITY

Common stock ($1.00 stated value, 15,000,000 shares authorized;
             5,762,291 and 2,873,977 issued and outstanding, respectively)                5,762                     2,874
Paid-in capital                                                                          31,871                    31,603
Retained earnings                                                                        29,754                    30,005
Unrealized gain on securities available for sale                                            688                       845
- - --------------------------------------------------------------------------------------------------------------------------
             TOTAL SHAREHOLDERS' EQUITY                                                  68,075                    65,327
- - --------------------------------------------------------------------------------------------------------------------------
                TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                             $758,810                  $699,644
==========================================================================================================================

               See Notes to the Consolidated Financial Statements

                                 U N B   C O R P.
                        CONSOLIDATED STATEMENTS OF INCOME

                                   (UNAUDITED)

(In thousands)                                                 THREE MONTHS ENDED                     SIX MONTHS ENDED
                                                                    JUNE 30,                              JUNE 30,
                                                         --------------------------------     ----------------------------------
                                                             1996             1995                  1996              1995
                                                         --------------- ----------------     ----------------  ----------------

INTEREST INCOME:
     Interest and fees on loans:
        Taxable                                                 $12,602          $10,053              $24,521           $19,092
        Tax exempt                                                   58               68                  118               137
     Interest and dividends on investments
          & mortgage-backed securities:
        Taxable                                                   1,804            1,916                3,641             3,968
        Tax exempt                                                   16               39                   31                87
     Interest on bank deposits and federal funds sold               169              205                  263               318
- - -----------------------------------------------------------------------------------------     ----------------------------------
          Total interest income                                  14,649           12,281               28,574            23,602
- - -----------------------------------------------------------------------------------------     ----------------------------------

INTEREST EXPENSE:
     Interest on deposits                                         5,273            4,202               10,322             7,867
     Interest on short-term borrowings                              678              620                1,360             1,109
     Interest on FHLB advances                                      794              526                1,307               962
- - -----------------------------------------------------------------------------------------     ----------------------------------
          Total interest expense                                  6,745            5,348               12,989             9,938
- - -----------------------------------------------------------------------------------------     ----------------------------------

NET INTEREST INCOME                                               7,904            6,933               15,585            13,664
PROVISION FOR LOAN LOSSES (NOTE 4)                                  800              380                1,430               740
- - -----------------------------------------------------------------------------------------     ----------------------------------
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES               7,104            6,553               14,155            12,924

OTHER INCOME:
     Service charges on deposits                                    586              613                1,171             1,199
     Trust Department income                                        739              677                1,312             1,223
     Other operating income                                         110              171                  388               379
     Securities gains, net                                            1                0                    1                 6
     Gains on loans originated for resale and sold                    0               40                    0                51
- - -----------------------------------------------------------------------------------------     ----------------------------------
        Total other income                                        1,436            1,501                2,872             2,858
- - -----------------------------------------------------------------------------------------     ----------------------------------

OTHER EXPENSES:
     Salary, wages and benefits                                   2,635            2,562                5,512             5,001
     Occupancy                                                      296              299                  557               604
     Equipment                                                      612              577                1,145             1,081
     Other operating expense                                      1,696            1,926                3,459             3,999
- - -----------------------------------------------------------------------------------------     ----------------------------------
        Total other expenses                                      5,239            5,364               10,673            10,685
- - -----------------------------------------------------------------------------------------     ----------------------------------

INCOME BEFORE INCOME TAXES                                        3,301            2,690                6,354             5,097
PROVISION FOR INCOME TAXES                                        1,111              899                2,142             1,704
- - -----------------------------------------------------------------------------------------     ----------------------------------
     NET INCOME                                                  $2,190           $1,791               $4,212            $3,393
=========================================================================================     ==================================

EARNINGS PER SHARE (NOTE 1):
     Primary                                                      $0.37            $0.31                $0.71             $0.58
     Fully diluted                                                $0.37            $0.31                $0.71             $0.58
=========================================================================================     ==================================

DIVIDENDS PER SHARE (NOTE 1)                                      $0.14            $0.13                $0.28             $0.25
=========================================================================================     ==================================

WEIGHTED AVERAGE SHARES OUTSTANDING (NOTE 1):
       Primary                                                5,905,666        5,857,399            5,893,267         5,855,710
       Fully diluted                                          5,913,620        5,857,399            5,908,057         5,856,767
=========================================================================================     ==================================

 NOTE: Per share data is based on the average number of shares outstanding adjusted for all stock dividends and splits.

               See Notes to the Consolidated Financial Statements

                                   U N B  CORP.
      CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                                   (UNAUDITED)

(In thousands)

                                                                                                  SIX MONTHS ENDED
                                                                                            6/30/96               6/30/95
                                                                                      ----------------       ---------------

         Balance at beginning of period                                                       $65,327               $58,640

         Net Income                                                                             4,212                 3,393

         Shares issued through dividend reinvestment                                              255                     0

         Stock options exercised                                                                   20                    20

         Cash dividends $0.28 and $0.25 per share, respectively*                              (1,582)               (1,407)

         Change in market value on investment securities
                available for sale, net of deferred taxes                                        (157)                1,258
                                                                                      ---------------        --------------
         Balance at end of period                                                             $68,075               $61,904
                                                                                      ================       ===============


     *Dividends per share data adjusted for April, 1996 100% stock dividend.

               See Notes to the Consolidated Financial Statements

                                    UNB CORP.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

(In thousands)                                                                                  SIX MONTHS ENDED JUNE 30,
                                                                                                 1996                 1995

CASH FLOWS FROM OPERATING ACTIVITIES:

     Net income                                                                                      $4,212               $3,393
     Adjustments to reconcile net income to net cash from operating activities:
            Depreciation and amortization                                                               373                  372
            Provision for loan losses                                                                 1,430                  740
            Net securities gains                                                                         (1)                  (6)
            Net accretion on securities                                                                 (80)                (317)
            Amortization of intangible assets                                                           511                  555
            Loans originated for resale                                                                   0               (5,017)
            Proceeds from sale of loan originations                                                       0                4,119
     Changes in:
            Interest receivable                                                                        (453)                (165)
            Interest payable                                                                           (242)                 315
            Other assets and liabilities, net                                                        (1,054)               3,108
            Deferred income                                                                              (5)                  (7)
- - ---------------------------------------------------------------------------------------------------------------------------------
              Net cash from operating activities                                                      4,691                7,090
- - ---------------------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Net change in interest bearing deposits with banks                                                 178                 (279)
     Net increase in funds sold                                                                        (150)              (2,400)
     Investment and mortgage-backed securities:
            Proceeds from sales of securities available for sale                                      2,001                3,123
            Proceeds from maturities of securities held to maturity                                  12,928                8,793
            Proceeds from maturities of securities available for sale                                11,970               14,133
            Purchases of securities held to maturity                                                (11,218)              (9,091)
            Purchases of securities available for sale                                              (23,655)              (4,135)
            Principal payments received on mortgage-backed securities held to maturity                5,564                3,071
            Principal payments received on mortgage-backed securities available for sale              8,880                1,497
     Net increase in loans made to customers                                                        (71,967)             (62,831)
     Loans purchased                                                                                 (1,613)              (2,444)
     Purchases of premises and equipment, net                                                          (467)                (387)
     Principal payments received under leases                                                            92                   76
- - ---------------------------------------------------------------------------------------------------------------------------------
              Net cash from investing activities                                                    (67,457)             (50,874)
- - ---------------------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Net increase in deposits                                                                        28,149               30,805
     Cash dividends paid, net of shares issued through dividend reinvestment                         (1,327)              (1,407)
     Proceeds from issuance of stock                                                                     20                   20
     Net increase in short-term borrowings                                                            9,642                6,690
     Proceeds from FHLB advances                                                                     22,000               25,000
     Repayments of FHLB advances                                                                     (3,628)             (10,065)
- - ---------------------------------------------------------------------------------------------------------------------------------
              Net cash from financing activities                                                     54,856               51,043
- - ---------------------------------------------------------------------------------------------------------------------------------

NET CHANGE IN CASH AND CASH EQUIVALENTS                                                              (7,910)               7,259

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                                                       31,735               30,211
- - ---------------------------------------------------------------------------------------------------------------------------------

CASH AND CASH EQUIVALENTS AT END OF YEAR                                                            $23,825              $37,470
=================================================================================================================================

             See the Notes to the Consolidated Financial Statements

                                    UNB CORP.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
             ------------------------------------------------------

Note 1 - Summary of Significant Accounting Policies
- - ---------------------------------------------------

The accompanying consolidated financial statements include the accounts of UNB Corp. and its wholly owned subsidiaries. All material intercompany accounts and transactions have been eliminated in consolidation.

These interim financial statements are prepared without audit and reflect all adjustments of a normal recurring nature which, in the opinion of Management, are necessary to present fairly the consolidated financial position of UNB Corp. at June 30, 1996, and its results of operations and cash flows for the periods presented. The accompanying consolidated financial statements do not purport to contain all the necessary financial disclosures required by generally accepted accounting principles that might otherwise be necessary in the circumstances. The Annual Report for UNB Corp. for the year ended December 31, 1995, contains consolidated financial statements and related notes which should be read in conjunction with the accompanying consolidated financial statements.

For consolidated financial statement classification and cash flow reporting purposes, cash and cash equivalents include currency on hand and non-interest bearing deposits with banks. For the six months ended June 30, 1996, and June 30, 1995, UNB Corp. paid interest in the amount of $13.2 million and $9.6 million, respectively. For the same six month period, federal income taxes paid totaled $2,605,000 and $2,040,000, respectively.

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

On January 1, 1995, the Corporation adopted Financial Accounting Standards Board Statements No. 114, "Accounting by Creditors for Impairment of a Loan", and No. 118, "Accounting by Creditors for Impairment of a Loan-Income Recognition and Disclosures." SFAS No. 114 specifies that the allowances for loan losses on impaired loans be measured at the present value of expected future cash flows, discounted at the loan's original effective interest rate or, as a practical expedient, at the loan's observable market price or the fair value of the collateral, if the loan is collateral dependent. SFAS No. 118 allows a creditor to use existing methods for income

                                    UNB CORP.

       ------------------------------------------------------------------

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

Primary and fully diluted earnings per share at June 30, 1996 and 1995 are computed based on the weighted average shares outstanding during the period. Primary earnings per common share has been computed assuming the exercise of stock options less the treasury shares assumed to be purchased from the proceeds using the average market price of UNB Corp.'s stock for the periods presented. Fully diluted earnings per common share represents the additional dilution related to the stock options due to the use of the market price as of the period end.

The Corporation declared a 100% stock dividend to shareholders of record on April 16, 1996, payable on April 30, 1996. This was recorded by a transfer from retained earnings to common stock at stated value. All earnings per share and cash dividends per share have been adjusted for this stock dividend.

                                    UNB CORP.

       ------------------------------------------------------

Note 2 - Investment Securities
- - ------------------------------

The amortized cost and estimated fair value of the investment and mortgage-backed securities, available for sale and held to maturity, as presented on the consolidated balance sheet at June 30, 1996, and December 31, 1995, are as follows:

                                                                      June 30, 1996
                                               ------------------------------------------------------------------
                                                                   Gross                 Gross          Estimated
                                               Amortized      Unrealized            Unrealized               Fair
(in thousands of dollars)                           Cost           Gains                Losses              Value
                                                    ----           -----                ------              -----
Securities available for sale:
 U.S. Treasury securities                        $26,107             $15                 ($146)           $25,976
 Obligations of U.S. government
  agencies and corporations                       31,012              20                  (237)            30,795

Securities held to maturity:
   Obligations of U.S. government
    agencies and corporations                      2,225              --                    --              2,225
   Obligations of state and political
    subdivision                                    1,236               6                    --              1,242
  Corporate bonds and other debt
    securities                                     1,121               9                    --              1,130
                                                  ------           -----                 ------            ------

   Total debt securities                          61,701              50                  (383)            61,368
Equity securities available for sale               8,636           1,653                   (15)            10,274
                                                  ------           -----               --------           -------

   Total investment securities                    70,337           1,703                  (398)            71,642

Mortgage-backed securities
 available for sale                               33,035              86                  (333)            32,788

Mortgage-backed securities
 held to maturity                                 17,175              98                    (9)            17,264
                                                 -------            ----                  -----           -------

 Total mortgage-backed securities                 50,210             184                  (342)            50,052
                                                 -------           -----                -------           -------

Total investment and mortgage-
 backed securities                              $120,547          $1,887                 ($740)          $121,694
                                                ========          ======                =======          ========

                                    UNB CORP.

       ------------------------------------------------------

                                                                  December 31, 1995
                                       --------------------------------------------------------------------
                                                              Gross                Gross          Estimated
                                       Amortized           Unrealized           Unrealized          Fair
(in thousands of dollars)                Cost                 Gains               Losses            Value
                                         ----                 -----               ------            -----
Securities available for sale
  U.S. Treasury securities               $22,093               $111                ($33)              $22,171
  Obligations of U.S. government
    agencies and corporations             28,966                 72                (226)               28,812

Securities held to maturity:
  Obligations of U.S. government
    agencies and corporations              3,007                 --                  (3)                3,004
  Obligations of state and
    political subdivisions                 1,238                  6                   --                1,244
  Corporate bonds and other debt
    securities                             2,131                 10                 (26)                2,115
                                          ------               ----                 ----               ------

   Total debt securities                  57,435                199                (288)               57,346
Equity securities available for sale       6,275              1,495                  --                 7,770
                                          ------           --------              -------               ------

   Total investment securities            63,710              1,694                (288)               65,116

Mortgage-backed securities
  available for sale                      40,497                139                (278)               40,358
Mortgage-backed securities
  held to maturity                        22,729                319                  (7)               23,041
                                         -------             ------                -----              -------

   Total mortgage-backed securities       63,226                458                (285)               63,399
                                         -------             ------                -----              -------

   Total investment and mortgage-
    backed securities                   $126,936             $2,152               ($573)             $128,515
                                        ========             ======               ======             ========


During the six month periods ended June 30, 1996 and June 30, 1995, the proceeds from sales of securities available for sale were $2,000,625 and $3,123,166, respectively. Gross gains of $925 and $6,210 were recognized in those sales, respectively. For the first six months of 1996, the net unrealized decrease in market value on available for sale securities was approximately $237,000. There were no sales or transfers of securities classified as held to maturity.

The amortized cost and estimated fair value of mortgage-backed and debt securities at June 30, 1996, by contractual maturity, are shown on page 9. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                    UNB CORP.

       ------------------------------------------------------

                                                                         June 30, 1996
                                                                            Estimated         Weighted
                                                          Amortized             Fair          Average
(in thousands of dollars)                                    Cost              Value           Yield
                                                          ---------         ---------         --------
Securities available for sale:
U.S. Treasuries
    Due in one year or less                                $ 8,017            $ 8,028            5.81%
    Due after one year through five years                   18,090             17,948            5.76
                                                           -------            -------          ------
      Total                                                 26,107             25,976            5.78

U.S. Government agencies and corporations
    Due in one year or less                                 12,002             11,989            5.16
    Due after one year through five years                   19,010             18,806            5.78
                                                           -------            -------          ------
      Total                                                 31,012             30,795            5.54

    Total debt securities available for sale               $57,119            $56,771            5.65%
                                                           =======            =======          ======

Securities held to maturity:

U.S. Government agencies and corporations
    Due in one year or less                                $ 2,225            $ 2,225            5.23%
                                                            ------             ------          ------
      Total                                                  2,225              2,225            5.23

Obligations of state and political subdivisions
    Due in one year or less                                    931                934            5.07
    Due after one year through five years                      305                308            4.65
                                                            ------             ------          ------
      Total                                                  1,236              1,242            4.96

Corp bonds and other debt securities
    Due in one year or less                                    378                378              --
    Due after one year through five years                      743                752            8.69
                                                           -------            -------          ------
      Total                                                  1,121              1,130            5.76
                                                           -------            -------          ------

      Total securities held to maturity                    $ 4,582            $ 4,597            5.29%
                                                           =======            =======          ======

Mortgage-backed and collateralized
    mortgage obligations available for sale                $33,035            $32,788            5.47%

Mortgage-backed and collateralized
    mortgage obligations held to maturity                   17.175             17.264            7.39
                                                           -------            -------          ------

      Total mortgage-backed and debt securities            $50,210            $50,052            6.13%
                                                           =======            =======          ======

                                    UNB CORP.

       ------------------------------------------------------

At June 30, 1996 there were no holdings of securities of any one issuer, other than the U.S. government and its agencies and corporations with an aggregate book value which exceeds 10% of stockholders' equity.

Note 3 - Loans
- - --------------

Total loans as presented on the balance sheet are comprised of the following classifications:

                                              June 30, 1996      December 31, 1995
                                              -------------      -----------------
(in thousands of dollars)

      Commercial, financial and agricultural    $ 73,659               $ 59,638
      Commercial, tax exempt                       4,902                  5,173
      Commercial real estate                      62,573                 60,478
      Residential real estate                    208,677                172,283
      Consumer loans                             241,723                221,158
                                                 -------                -------
      Total loans                               $591,534               $518,730
                                                ========               ========

The balance of impaired loans at June 30, 1996 was $242,425. None of this amount required an allocation of the allowance for loan losses. The average balance of impaired loans for the year-to-date, 1996 was $404,797. Year-to-date interest income recognized on impaired loans at June 30, 1996 was $11,853, while $12,096 of interest income was recognized on a cash basis. There were no loans identified as impaired at June 30, 1995.

At June 30, 1996 and December 31, 1995, loans on non-accrual status and/or past due more than 90 days approximated $1,586,000 and $848,000, respectively. The Other Real Estate Owned balance, net of allowance, at June 30, 1996, is $325,000.

Note 4 - Allowance for Loan Losses
- - ----------------------------------

A summary of activity in the allowance for loan losses for the six months ended June 30, 1996, and June 30, 1995, are as follows:

(in thousands of dollars)                       1996                   1995
                                              -------                 -------
      Balance - January 1                      $7,242                  $6,348
      Provision charged to operating expense    1,430                     740
      Loans charged off, net of recoveries       (684)                   (287)
                                              -------                 -------
      Balance - June 30                        $7,988                  $6,801
                                              =======                 =======


                                    UNB CORP.

       ------------------------------------------------------

Note 5 - Concentrations of Credit Risk and
- - ------------------------------------------
         Financial Instruments With Off-Balance Sheet Risk
         -------------------------------------------------

The Corporation offers commercial and consumer credit products to customers within Stark and surrounding counties. The Corporation maintains a diversified credit portfolio, with residential and commercial real estate and consumer loans comprising approximately 86.7% of the portfolio. Indirect loans accounted for 88.3% of installment loans and 79.7% of all consumer loans at June 30, 1996. The dealer network from which the indirect loans are generated includes 137 active relationships, the largest of which was responsible for 7.7% of total indirect dollar volume for the year-to-date 1996.

The Corporation is a party to financial instruments with off-balance sheet risk. These instruments are required in the normal course of business to meet the financial needs of its customers. The contract or notional amounts of these instruments are not included in the consolidated financial statements. At June 30, 1996, the contract or notional amounts of these instruments, which primarily include commitments to extend credit, standby letters of credit and financial guarantees, and interest rate swaps totaled $164,423,000.

At June 30, 1996, the Corporation held one interest rate swap agreement with a notional amount of $5.9 million. The notional amount of the interest rate swap does not represent an amount exchanged by the parties and is not a measure of the Corporation's exposure through its use of derivatives. The amounts exchanged are determined by reference to the notional amount and the other terms of the interest rate swap. The agreement calls for quarterly reductions in the notional amount with a final expiration of November 27, 2000. Variable interest payments received are based on the three month LIBOR rate which is adjusted on a quarterly basis. The LIBOR rate in effect at June 30, 1996 was 5.49% while the fixed rate to be paid through the remainder of the contract is 2.88%. The income from this agreement for the six months ended June 30, 1996 was $83,700. For the six months ended June 30, 1995 the income was $107,000. The market value of this swap at June 30, 1996 was a positive $405,000. Under the terms of this contract, future changes in LIBOR will affect the payments received, the income or expense generated by the swap and its market value.

                                    UNB CORP.

       ------------------------------------------------------

Note 6 - FHLB Advances
- - ----------------------

Long-term debt at June 30, 1996 is comprised of advances from the Federal Home Loan Bank (FHLB). Pursuant to collateral agreements with the FHLB, advances are secured by all FHLB stock and qualifying first mortgage loans. Advances at June 30, 1996 have original principal balances totaling $49,732,000. Interest expense on FHLB advances for the six months ending June 30, 1996 was approximately $1,307,000.

A summary of FHLB advances outstanding follows (in thousands):

        Maturity                 Interest Rate                     Amount
        -----------------------------------------------------------------
        1996                         4.90%-6.50%                    $ 7,170
        1997                         5.15%-6.45%                      6,294
        1998                         5.35%-7.85%                      9,068
        1999                         5.50%-7.95%                      9,354
        2000                         6.00%-8.00%                     15,162
        2001                         6.10%-6.45%                      2,004
        2002                            6.25%                           330
        2003                            6.25%                           350
        -------------------------------------------------------------------
        Total                                                       $49,732
        ===================================================================

                                    UNB CORP.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

                            AND RESULTS OF OPERATIONS
                            -------------------------

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

INTRODUCTION
- - ------------

The following areas of discussion pertain to the consolidated financial statements of UNB Corp. at June 30, 1996, compared to December 31, 1995, and the results of operations for the three months and year-to-date periods ending June 30, 1996, compared to the same periods in 1995. It is the intent of this discussion to provide the reader with a more thorough understanding of the consolidated financial statements and supporting schedules, and should be read in conjunction with those consolidated financial statements and schedules.

UNB Corp. is not aware of any trends, events, or uncertainties that might have a material effect on the soundness of operations; neither is UNB Corp. aware of any proposed recommendations by regulatory authorities which would have a similar effect if implemented.

FINANCIAL CONDITION
- - -------------------

Total assets at June 30, 1996 were $758,810,000, an increase of $59,166,000, or 8.5%, over year-end 1995. Decreases in cash and cash equivalents and interest bearing deposits with banks of $7,910,000 and $178,000, respectively, net of an increase in federal funds sold of $150,000, combined for a total decrease of $7,938,000 in highly liquid balances. A net reduction of $6,626,000 in the investment and mortgage-backed securities portfolios combined with the reduction of liquid balances was used to fund a portion of the loan portfolio growth of $72,804,000 since year-end 1995, an increase of 14.0%.

All of the loan categories experienced continued growth for the first six months of the year. The residential mortgage loan portfolio increased by $36,394,000, or 21.1%, over year-end 1995 levels. The consumer loan portfolio increased by $27,765,000, or 12.6%, over year-end 1995 levels, excluding a one-time reclassification of approximately $7.2 million in business installment loans from the consumer loan portfolio to the commercial loan portfolio during the first quarter of 1996. Earning assets at June 30, 1996 increased to $717,911,000 from $651,761,000 at December 31, 1995, an increase of $66,150,000 or 10.1%. The ratio of earning assets to total assets increased slightly from 93.2% at year-end 1995 to 94.6% at June 30, 1996.

Total deposits at June 30, 1996 increased by $28,149,000, or 5.1%, from year-end 1995. Non-interest bearing deposits have almost returned to 1995 year-end levels, recovering from the normal seasonal declines always experienced after year-end. Interest bearing demand balances declined 4.7%, while savings balances increased by $6,314,000, or 4.0%, from year-end levels, influenced to a great extent by the popularity of the new Money Market Access Account which is a variable rate savings product whose tiered rate structure fluctuates weekly with the 13 Week U.S. Treasury Bill rate. Marketing efforts aimed at non-bank customers to raise balances in this new product were very successful. Balances raised through Money Market Access were partially offset by transfers from passbook and statement savings accounts to higher earning certificates of deposit and alternative investments found outside the banking industry.

                                    UNB CORP.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

                      AND RESULTS OF OPERATIONS (continued)
                      -------------------------

Certificate of Deposit balances grew by $26,453,000, or 10.9%. The majority of this growth, $15,000,000, came from the issuance of brokered certificates of deposit through Merrill Lynch. Another significant factor was the 24 and 36 month Anniversary CD product introduced in the first quarter of 1996 and offered through May, which allows customers to raise their interest rate on the anniversary of the certificate to the current rate in effect on certificates with the same original maturity term.

Other significant sources of funding for balance sheet growth during the first quarter of 1996 were term and sweep repurchase agreements and Federal Home Loan Bank advances. The majority of growth in term and sweep repurchase agreements occurred in the first quarter of 1996. Since year-end 1995, repurchase agreements have grown a combined $9,642,000, a 19.4% increase. Advances have been the most relied upon source of funding during the second quarter of 1996, with growth in outstanding balances of $18,372,000, or 58.6% from year-end 1995. The majority of advances drawn have been five year, amortizing instruments, whose cash flows more match those of the assets they are funding and whose rates are lower than single maturity advances due to their amortizing feature.

In March of 1996, Management recommended and the Board approved an amendment to the loan policy, for the calculation of the loan-to-deposit ratio. The ratio was redefined as gross loans divided by total deposits plus Federal Home Loan Bank borrowings. The limit was set at 95%, with a provision that allows Management to exceed the limit for 30 consecutive days without being in violation of the policy. This was done to reflect what is becoming an industry norm, dependence on these borrowings as a source of balance sheet funding considered to be less volatile than deposits. Advances with varying maturities and flexible repayment options are considered more stable than the most stable of bank deposits, certificates of deposit, which are liable to early withdrawal and are difficult to attract in longer maturity ranges even at rates competitive to other market instruments. The Board agreed that the changes in funding alternatives experienced by the Bank made the new measure a more accurate indication of actual liquidity risk.

The loan-to-deposit ratio at June 30, 1996 was 94.6% compared to 89.7% at December 31, 1995. The growth in this ratio for the first half of 1996 reflects continued strong loan demand and dependence on short-term borrowings and cash flows from the investment portfolio to fund that growth. The Bank continues to face the difficulty of raising local deposits due to strong local market competition and the attractive returns depositors find on alternative forms of investment offered outside the banking industry, especially mutual funds. Depositors' aversion to extending maturities on deposits as well as the ability to raise deposits at relatively attractive rates with longer maturities in the national market will encourage the future use of brokered deposits to fund balance sheet growth. Current rates on brokered certificates and single maturity FHLB advances for various maturities are comparably priced to within five basis points of each other.

Total shareholders' equity at June 30, 1996 was $68,075,000, an increase of $2,748,000, or 4.2%, from year-end 1995. The major contributor to this increase was net income for the first half of 1996 of $4,212,000. Additional increases to capital were the result of shares issued through the dividend reinvestment program and the exercise of executive stock options. These increases were partially offset by the

                                    UNB CORP.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

                      AND RESULTS OF OPERATIONS (continued)
                      -------------------------

payment of $1,582,000 in quarterly cash dividends and the net decrease in market value, net of deferred taxes, of investment securities available for sale of $157,000.

RESULTS OF OPERATIONS
- - ---------------------

UNB Corp.'s net income for the second quarter of 1996 was $2,190,000, or $0.37 per share, compared with $1,791,000, or $0.31 per share for the second quarter of 1995. This is an increase of 22.3%. Year-to-date net income of $4,212,000 was $819,000, or 24.1%, greater than the same period last year. Net interest income for the quarter and year-to-date continues to be the major contributor to increased earnings, a result of the growth in balance sheet size and shift in asset mix to high yielding loans from non-earning cash, cash equivalents and lower yielding investment securities. Net interest income grew from $13,664,000 for the first half of 1995 to $15,585,000 for the first half of 1996, an increase of 14.1%. For the second quarter of 1996, net interest income was $971,000, or 14.0%, over the same period in 1995.

Total interest income for the second quarter and year-to-date was $14,649,000 and $28,574,000, increases of 19.3% and 21.1%, respectively, from the same periods of 1995. Total interest expense for second quarter and year-to-date was $6,745,000 and $12,989,000, increases of 26.1% and 30.7%, respectively, over the same periods last year.

The net interest margin for the first half of 1996 was 4.56%, a decrease from 4.79%, or 23 basis points, from the first half of 1995. At the Bank level, several areas contributed to the decline in margin. The most significant impact on the net interest margin has been in the Bank's cost of funds. The overall rate paid on interest bearing liabilities increased 37 basis points on a year-to-date basis for the first half of 1995 and 1996. The new Money Market Access product, paying a tiered rate based on the 13 Week U.S. Treasury Bills has attracted some funds out of the lower rate money market account as well as regular savings products. Rates offered on certificates of deposit throughout 1995 and into 1996 were kept at very competitive levels within the local market to attract funding for strong loan demand. These rates, coupled with a decrease of 10 basis points on savings rates early in 1996, caused some savings balances to switch into certificates of deposit, thus increasing their cost. Due to depositors' aversion to extend maturities in the deposit markets, the Bank turned to brokered certificates of deposit and Federal Home Loan Bank advances to lengthen liability maturities and lock in spreads on the loans being funded.

While the margin decreased, an increase in the overall yield on earning assets of five basis points between the two periods helped reduce the adverse impact of the higher cost of funds. Returns on the investment portfolio decreased 27 basis points, the result of repricing of variable rate mortgage-backed securities and the rollover of maturities at lower market rates. Overall yields in the loan portfolio increased two basis points, led by increases in the installment loan portfolio due to a shift in product mix from new to used vehicles. This was partially offset by the repricing of commercial and home equity loans tied to the Prime rate. The two percent increase in loan yields more than offset the 27 basis point decline in investment yields, as well as the change in earning asset mix from the investment portfolio to higher yielding loans due to the differential in yields earned on the respective portfolios.

                                    UNB CORP.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

                      AND RESULTS OF OPERATIONS (continued)
                      -------------------------

The aggressive growth in balance sheet size and the resulting decrease in the net interest margin has been an Asset/Liability management strategy over the past eighteen months. The resulting increase in overall revenue has enabled the Corporation to leverage capital and increase its return on equity. Return on equity for the first half of 1996 was 12.62% compared to 11.43% for the same period last year, an increase of 10.4%. Return on assets, meanwhile has increased slightly from 1.10% for the first half of 1995 to 1.16% for the first half of 1996.

Non-interest income for the second quarter of 1996 shows a 4.3% decrease from the same period last year while remaining constant to last year on a year-to-date basis. The most significant factors for the reduction in non-interest income for the second quarter were reductions in service charges on deposits, a shortfall in fee income generated from the sales of annuities and mutual fund investments and the lack of opportunities for gains on the sales of mortgage loans in the secondary market. Service charges on deposits were below the same period of 1995 due to the elimination of the pass through of FDIC insurance premiums to business demand deposit customers which accounted for $23,200 in deposit service charge income for the first half of 1995. During the second quarter of 1996, the Bank finalized an agreement with a new vendor, American Express Financial Advisors, to provide a full range of financial products and financial planning services through a staff of financial advisors, dedicated exclusively to servicing Bank customers. Advisors were assigned to the branch network late in the quarter. Management expects this source of fee income to reach beyond levels achieved in the past due to this vendor's experience and reputation in the market. No gains on sales of loans in the secondary market were recorded for the first half of 1996 due to an unfavorable interest rate environment and the mix of mortgage loan products generated in the first half. In the future, as the interest rate environment creates opportunities for gains on the sales of mortgages, management intends to resume originating loans with the intention of selling the loans in the secondary market. Shortfalls in these areas were partially offset by a 7.3% increase in Trust fee income for the first half of the year over the same period last year.

Non-interest expense for the second quarter and year-to-date decreased by $125,000 and $12,000, respectively, from the same periods in 1995. Increases in salaries, benefits, equipment expenses and MasterCard processing costs were partially offset by reductions in occupancy and other operating expenses such as FDIC premiums, marketing expenses and office supplies. Increases in salary and benefits were attributed to normal compensation increases and increases in Stakeholder incentive expense due to increased Bank profitability and asset growth. During the first half of 1996 the Bank recognized a gain of $42,000 on the sale of its Edison Park Branch building which was sold in anticipation of the consolidation of its two Hartville locations into one new branch building currently under construction.

The Corporation anticipates that during 1996 it will be affected by a plan adopted by the Federal Deposit Insurance Corporation (FDIC) for a one time assessment to recapitalize the Savings Association Insurance Fund (SAIF) which insures approximately $127,000,000 in deposits which the Bank acquired in "Oakar transactions" from the Resolution Trust Company (RTC) in the First Savings and Loan Company, F.A. of Massillon and the Transohio Federal Savings Bank branch acquisitions. The proposed assessment rate and percentage exclusion for deposits acquired through Oakar transactions are currently undetermined. They were part of the negotiations between

                                    UNB CORP.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

                      AND RESULTS OF OPERATIONS (continued)
                      -------------------------

Congress and the President to finalize a national budget bill but were dropped in the final version of the bill. The Corporation estimates its share of the assessment to be approximately $700,000 based on the rates reported in previous drafts of the proposed legislation. It is anticipated that once the assessment is paid, the Bank's regular assessment on SAIF insured deposits would decrease to possibly $0.04 per $100 of deposits or lower from the current rate of $0.23 per $100 of deposits. This would be based on the current premiums being paid on deposits insured under the Bank Insurance Fund (BIF) of the FDIC which are determined on the basis of capital adequacy and other regulatory risk assessments.

Primary and fully diluted earnings per share for the second quarter of 1996 increased $0.06, or 19.4% from the same period in 1995. On a year-to-date basis, primary and fully diluted earnings per share increased $0.13, or 22.4%, from the same period in 1995. All earnings per share data are adjusted for the April, 1996 100% stock dividend.

The Bank has continued involvement in legal proceedings concerning a parcel of OREO property located in the northwest quadrant of Stark County. Negotiations continue with a large national petroleum company, owner of the facility at the date it was taken out of service and also the party responsible for the cleanup according to the State of Ohio's Bureau of Underground Storage Tanks (BUSTER) regulations. Environmental assessments by the Bank and the petroleum company have been filed with the State agency, which has requested further validation of the Bank's assessment. An additional sight assessment completed and filed in the second quarter of 1996 by the engineering firm contracted by the responsible party was misplaced by the state agency. A new copy has been submitted and will be reviewed with a report issued by the agent in charge by mid third quarter 1996. Once this report has been received from the State, the Bank will make efforts to speed the resolution of the situation through legal council. The outcome will determine whether the Bank can proceed with the marketing of the property for sale and/or any legal action against the national oil company to remediate the contamination of the property. The estimated costs, should they become the responsibility of the Bank, are not material to the business or financial condition of the Registrant and have been set up as an allowance against the property's value on the Bank's Balance Sheet.

ALLOWANCE FOR LOAN LOSSES
- - -------------------------

The provision for loan losses for the year-to-date ended June 30, 1996 of $1,430,000 was an increase of $690,000 over the same period in 1995. The Bank's reserve-to-loan ratio of 1.35% is an increase from 1.33% at March 31, 1996 but is five basis points below the ratio at December 31, 1995. The increase in provision was due to the 14.0% increase in loan portfolio since year-end 1995. The provision for loan losses charged to operating expense was based on Management's evaluation of the loan portfolio, the adequacy of the allowance for loan losses under current economic conditions and current and anticipated loan growth. An analyses of the allowance for loan losses is provided on page 22. During the third quarter of 1995, a change in the methodology used to determine the allocation of the allowance for loan losses among the various loan categories was approved by the Executive Committee of the Board of Directors and instituted by Management. Management continues to use the same three methodologies it has historically used to determine the allocation of the

                                    UNB CORP.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

                      AND RESULTS OF OPERATIONS (continued)
                      -------------------------

allowance, however, it now selects the single methodology that results in the highest aggregate calculation for allocation of the allowance among the various loan categories, and not the highest specific allocation for each loan category from among the three methodologies. Management believes this change reflects a more reliable analysis of the Bank's risk of loan loss. An analysis of the allocation of the allowance for loan losses is found on page 23.

The balance of impaired loans at June 30, 1996 was $242,425, a reduction of $323,844 from the impaired loan balance at December 31, 1995. Non-performing loans, which include non-accrual loans and loans past due 90 days or more, were $1,586,000 at June 30, 1996 compared to $1,320,000 at December 31, 1995. The ratio of non-performing loans to total loans outstanding at June 30, 1996, was 0.27%. This was a small increase from year-end 1995 at 0.25%, and compared favorably to the ratio of 0.80% for the Bank's peer group, all insured commercial banks having assets between $500 million and $1 billion. For the second quarter of 1996, net-chargeoffs as a percentage of average loans outstanding was 0.06% versus 0.03% for the same period in 1995, a result of increased net chargeoffs in the commercial, mortgage and installment loan portfolios.

CAPITAL RESOURCES
- - -----------------

Shareholders' equity totaled $68,075,000 at June 30, 1996, an increase of $2,748,000, or 4.2%, compared to $65,327,000 at December 31, 1995. The ratio of equity-to-assets at June 30, 1996 was 8.97% versus 9.34% at December 31, 1995, with the decrease of 37 basis points reflecting the impact of continued balance sheet growth through growth of the loan portfolio. The rate of primary capital (shareholders' equity plus the allowance for loan losses less intangible assets) to total adjusted assets was 13.19%. The risk-based capital ratio was 11.83% while the Tier 1 and core leverage ratios reached 10.58% and 8.05%, respectively. The levels achieved in these ratios are above required regulatory minimums and maintain the Corporation in the "well capitalized" category under the guidelines of the Federal Deposit Insurance Corporation Act of 1991 (FDICIA).

The dividends of $0.28 per share (adjusted for the April, 1996 100% stock dividend) for the first half of 1996 were a 12.0% increase over the $0.25 dividend paid for the same period in 1995. Dividends, representing 37.6% of the first half's earnings, fall within the Corporation's dividend policy which provides for cash dividend payouts within a range of 35% to 45% of earnings.

SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities", requires that securities which the Bank has classified as "Available-for-Sale" are recorded at market value with any adjustments recorded to equity. The reduction in the investment balances of the Available for Sale portfolio along with the rise in interest rates over the first half of 1996 has reduced the unrealized gain in market value of these securities. At June 30, 1996, an unrealized gain in securities available for sale, net of deferred taxes of $688,000, reflects a decrease in shareholders' equity of $157,000 since year-end 1995.

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

                                    UNB CORP.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

                      AND RESULTS OF OPERATIONS (continued)
                      -------------------------

LIQUIDITY
- - ---------

Liquidity measures the Corporation's ability to meet the cash demands and credit needs of its customers and is provided by the ability to readily convert assets to cash and raise funds in the market place. Total cash, federal funds sold and investments available for sale (including money market investments) of $128,445,000 represent 16.9% of total assets at June 30, 1996. Of the investments available for sale, $56,771,000 are held in U.S. Treasury and Agency securities, 35.3% of which mature within one year. Approximately $84,609,000 of total Corporate securities is pledged as collateral to secure public funds or other obligations. The Corporation's ability to raise funds in the market place is provided by the Bank's branch network which services its strong deposit base, in addition to the availability of Federal Home Loan Bank (FHLB) advance borrowing, brokered deposits, Federal Funds purchased and securities sold under agreement to repurchase. The strong loan demand experienced throughout the first half of 1996 coupled with the funding of a significant portion of that growth with maturities and cash flows from the investment portfolio and short-term borrowings in the form of sweep and term repurchase agreements have resulted in a loan-to-deposit ratio of 94.6%, up from the 1995 year-end ratio of 89.7%.

For the near future, FHLB advances will be the preferred means to fund balance sheet growth over brokered deposits until the SAIF issue is decided in Congress. This is because brokered deposits are included in the Bank's total deposit base. The growth of the deposit base is used to determine a growth factor to be applied to the SAIF deposit base which is assessed SAIF FDIC premiums and the special one-time assessment to recapitalize the SAIF insurance fund. In this way the Bank is attempting to limit its exposure to the expense related to the recapitalization of the SAIF fund.

The liquidity needs of the Holding Company, primarily cash dividends and other corporate purposes, are met through cash, short term investments and dividends from the Bank.

INTEREST RATE SENSITIVITY
- - -------------------------

Interest rate sensitivity measures the potential effects on earnings and capital to changes in market interest rates. The objective of the Corporation's Asset and Liability Management Policy is to help Management establish a profit plan for the Corporation through the coordination of asset mix and volume controls, liquidity, capital and dividend policies, interest margin management, sound investment and loan portfolio management, loan pricing policies, purchased funds policies and cash management techniques. This profit plan seeks to maximize profitability while minimizing the adverse effects on net interest margin and capital resulting from fluctuations in interest rates.

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

The Bank's cumulative GAP position at June 30, 1996 reflects a 7.17% liability sensitive position in the time frame of less than one year. In its Asset and Liability Policy, the Bank has set limits of +/10% for the one year time frame and attempts to manage its portfolio of rate sensitive assets and liabilities to remain within those limits. It is unclear what impact this negative GAP position will have on the Bank's net interest margin in the near future given the mixed signals of various recently reported economic indicators and the uncertainty they have created in financial markets as to the future direction of interest rates. See the GAP table on page 21 for more detailed data on the Bank's GAP position.

CONCENTRATION OF CREDIT RISK
- - ----------------------------

The Corporation maintains a diversified credit portfolio, with relatively smaller balance, homogeneous consumer installment, credit card and residential mortgage loans comprising 76.1% of total loans outstanding at June 30, 1996. Commercial and commercial real estate loans comprise the remaining 13.3% and 10.6% of loans outstanding, respectively. The largest industry concentration identified within the total portfolio is the medical industry at 2.1% of total loans outstanding. Within the commercial real estate portfolio, real estate is mainly held as collateral while the cash flows of the business are considered the primary source of repayment on the loans. With all loan types, Management attempts to balance credit risk versus return by employing conservative credit standards and comprehensive underwriting guidelines in addition to the loan review function which monitors credits during and after the approval process.

IMPACT OF FDICIA
- - ----------------

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

                         UNITED NATIONAL BANK & TRUST
                           12 MO CUM ADJ GAP TREND
GAP Analysis Ratios:

                                     6/95            7/95            8/95            9/95           10/95           11/95
                                     ----            ----            ----            ----           -----           -----
Cumulative Bank GAP                  66,272          70,254          71,293          74,051         71,341          71,805


Rate Sensitive Asset to Rate
Sensitive Liability (%)             112.90%         113.74%         113.74%         114.01%        113.20%         113.11%

Adjusted GAP Percentage:
- - ------------------------
3 Months Cum GAP %                   -3.13%          -4.10%          -4.79%          -4.55%         -4.17%          -4.38%
6 Months Cum GAP %                   -3.38%          -5.71%          -5.43%          -6.25%         -4.33%          -5.98%
12 Months Cum GAP %                  -2.44%          -7.48%          -6.14%          -5.95%         -4.18%          -3.28%

                                      12/95           1/96            2/96            3/96           4/96            5/96
                                      -----           ----            ----            ----           ----            ----
Cumulative Bank GAP                   73,340          77,756          77,688         76,731          79,155          80,719


Rate Sensitive Asset to Rate
Sensitive Liability (%)              113.24%         113.95%         113.52%        113.09%         113.12%         113.20%

Adjusted GAP Percentage:
- - ------------------------
3 Months Cum GAP %                    -5.20%          -9.07%          -9.17%        -11.38%         -11.06%         -10.70%
6 Months Cum GAP %                    -7.15%         -12.27%         -13.34%        -13.60%         -12.06%         -11.76%
12 Months Cum GAP %                   -5.52%          -7.77%          -5.50%         -6.98%          -6.82%          -6.19%


                                       6/96
                                       ----

Cumulative Bank GAP                    81,104


Rate Sensitive Asset to Rate
Sensitive Liability (%)               113.20%

Adjusted GAP Percentage:
- - ------------------------
3 Months Cum GAP %                    -10.32%
6 Months Cum GAP %                    -12.04%
12 Months Cum GAP %                    -7.17%




United Bank policy/guideline limits:  +/- 10%

                                    UNB CORP.

                    ANALYSIS OF THE ALLOWANCE FOR LOAN LOSSES

                              (VALUATION RESERVES)

                                  JUNE 30, 1996

                                 (000'S omitted)

Balance at December 31, 1995                                    $  7,242

    Charge-Offs (Domestic):

                   Commercial, Financial, Agricultural          $     53
                   Real Estate - Commercial                            0
                   Real Estate - Residential                          68
                   Consumer Loans                                  1,014
                                                                --------
                          Total Charge-Offs                      $ 1,135
                                                                ========
    Recoveries (Domestic):

                   Commercial, Financial, Agricultural           $     1
                   Real Estate - Commercial                           31
                   Real Estate - Residential                          21
                   Consumer Loans                                    398
                                                                  ------
                          Total Recoveries                       $   451
                                                                  ======
    Net Charge-Offs                                              $   684
                                                                  ======
    Additions Charged to Operations                              $ 1,430

Balance at June 30, 1996                                         $ 7,988
                                                                  ======

Ratio of net charge-offs during this
 quarter to average loans outstanding                                .06%
                                                                   =====

Allowance as a percentage of total loans                            1.35%
                                                                   =====

                                    UNB CORP.

                   ALLOCATION OF THE ALLOWANCE FOR LOAN LOSSES

                                  JUNE 30, 1996

                                 (000'S omitted)

                                                           Percent of
                                                             loans
                                                        in each category
                                               Amount     to total loans
                                               ------   ----------------
Domestic:
     Commercial, Financial, Agricultural     $ 2,574             13.28%
     Real Estate - Commercial                    649             10.58%
     Real Estate - Residential                   195             35.28%
     Consumer Loans                            2,735             40.86%

Foreign:                                         -0-               N/A
Unallocated:                                   1,835               N/A
                                             -------            -------
Valuation Reserve on June 30, 1996           $ 7,988            100.00%
                                             =======            =======

                                    UNB CORP.
                           PART II - OTHER INFORMATION

Item 4 - Submission of Matters to a Vote of Security Holders
- - ------------------------------------------------------------

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

Item 5 - Other Information
- - --------------------------

   N/A

Item 6 - Exhibits and Reports on Form 8-K
- - -----------------------------------------

A.   Exhibit

       Number              Exhibit
       ------              -------
         27                Financial Data Schedule (1)

B. Reports - Form 8-K - No reports on Form 8-K were filed by the Registrant during the first six months of 1996.

(1) Filed only in electronic format pursuant to Item 601(b)(27) of Regulation
S-K.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                       UNB CORP.
                                                     (Registrant)

Date
    -------------------------                -------------------------
                                             James J. Pennetti
                                             (Duly authorized officer and
                                             Treasurer, UNB Corp.)