Form 10-Q
period 1996-09-30
UNB CORP/OH
filed 1996-11-14
CIK 746481

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.  20549

                                   FORM 10-Q



[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarterly period ended   September 30, 1996

Commission file number 0-13270


                                   UNB CORP.
            ------------------------------------------------------
            (Exact name of Registrant as specified in its charter)



            Ohio                                         34-1442295
-------------------------------          ---------------------------------------
(State or other jurisdiction of          (I.R.S. Employer Identification Number)
incorporation or organization)

       220 Market Avenue, South
             Canton, Ohio                                        44702
----------------------------------------                       ----------
(Address of principal executive offices)                       (Zip Code)

Registrant's telephone number, including area code              (216) 454-5821
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

Common Stock, $1.00 Stated Value                Outstanding at October 31, 1996
                                                5,772,500 Common Shares

                                   UNB CORP.

                                   FORM 10-Q

                        QUARTER ENDED SEPTEMBER 30, 1996



                         PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

        Interim financial information required by Regulation 210.10-01 of Regulation S-X is included in this Form 10Q as referenced below:

                                                                        Page
                                                                      Number(s)
                                                                      ---------
Consolidated Balance Sheets                                                 1

Consolidated Statements of Income                                           2

Condensed Consolidated Statements
  of Changes in Shareholders' Equity                                        3

Consolidated Statements
  of Cash Flows                                                             4

Notes to the Consolidated Financial Statements                           5-11

Item 2 - Management's Discussion and Analysis of
         Financial Condition and Results of Operations                  12-23


                          PART II - OTHER INFORMATION

Item 4 - Submission of Matters to a Vote of
         Security Holders                                                  24

Item 5 - Other Information                                                 24

Item 6 - Exhibits and Reports on Form 8-K                                  24

Signatures                                                                 24

                                 U N B C O R P.
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

(In thousands)                                                               SEPTEMBER 30,       December 31,
                                                                                1996                1995
                                                                             ---------           ---------
ASSETS
Cash and cash equivalents                                                    $  33,947           $  31,735
Federal funds sold                                                              11,750               4,300
Interest bearing deposits with banks                                             8,274                 515
Securities, net (Fair value:
     $71,392 and $65,116, respectively)(Note 2)                                 71,355              65,129
Mortgage-backed securities (Fair value:
     $44,578 and $63,399, respectively)(Note 2)                                 44,433              63,087

Loans:
       Total loans (Notes 3 and 6)                                             606,605             518,730
       Allowance for loan losses (Note 4)                                       (8,286)             (7,242)
----------------------------------------------------------------------------------------------------------
          Net loans                                                            598,319             511,488
Premises and equipment, net                                                      9,362               8,811
Intangible assets                                                                6,609               7,376
Accrued interest receivable and other assets                                     9,100               7,203
----------------------------------------------------------------------------------------------------------
             TOTAL ASSETS                                                    $ 793,149           $ 699,644
==========================================================================================================


LIABILITIES
Deposits:
       Noninterest bearing deposits                                          $  75,236           $  73,708
       Interest bearing deposits                                               509,031             473,479
----------------------------------------------------------------------------------------------------------
          Total deposits                                                       584,267             547,187
Fed funds purchased and short-term borrowings                                   63,503              49,659
Federal Home Loan Bank advances (Note 6)                                        68,636              31,360
Accrued taxes, expenses and other liabilities                                    7,185               6,111
----------------------------------------------------------------------------------------------------------
             TOTAL LIABILITIES                                                 723,591             634,317

SHAREHOLDERS' EQUITY
Common stock ($1.00 stated value, 15,000,000 shares authorized;
     5,772,500 and 2,873,977 issued and outstanding, respectively)               5,772               2,874
Paid-in capital                                                                 32,137              31,603
Retained earnings                                                               30,700              30,005
Unrealized gain on securities available for sale, net of tax                       949                 845
----------------------------------------------------------------------------------------------------------
             TOTAL SHAREHOLDERS' EQUITY                                         69,558              65,327
----------------------------------------------------------------------------------------------------------
                TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                   $ 793,149           $ 699,644
==========================================================================================================


               See Notes to the Consolidated Financial Statements

                                 U N B C O R P.
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

(In thousands)                                                                THREE MONTHS ENDED       NINE MONTHS ENDED
                                                                                 SEPTEMBER 30,           SEPTEMBER 30,
                                                                           -----------------------   -----------------------
                                                                               1996         1995         1996         1995
                                                                           ----------   ----------   ----------   ----------
INTEREST INCOME:
     Interest and fees on loans:
        Taxable                                                            $   13,026   $   10,799   $   37,547   $   29,891
        Tax exempt                                                                 56           70          174          207
     Interest and dividends on investments & mortgage-backed securities:
        Taxable                                                                 1,723        1,693        5,364        5,661
        Tax exempt                                                                 13           36           44          123
     Interest on bank deposits and federal funds sold                             172          150          435          468
----------------------------------------------------------------------------------------------------------------------------
          Total interest income                                                14,990       12,748       43,564       36,350
----------------------------------------------------------------------------------------------------------------------------

INTEREST EXPENSE:
     Interest on deposits                                                       5,479        4,690       15,801       12,557
     Interest on short-term borrowings                                            686          517        2,046        1,626
     Interest on FHLB advances                                                    910          538        2,217        1,500
----------------------------------------------------------------------------------------------------------------------------
          Total interest expense                                                7,075        5,745       20,064       15,683
----------------------------------------------------------------------------------------------------------------------------

NET INTEREST INCOME                                                             7,915        7,003       23,500       20,667
PROVISION FOR LOAN LOSSES (NOTE 4)                                                920          480        2,350        1,220
----------------------------------------------------------------------------------------------------------------------------
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES                             6,995        6,523       21,150       19,447

OTHER INCOME:
     Service charges on deposits                                                  599          596        1,770        1,795
     Trust Department income                                                      659          582        1,971        1,805
     Other operating income                                                       219          145          607          524
     Securities gains, net                                                          0            1            1            7
     Gains on loans originated for resale and sold                                  0           16            0           67
----------------------------------------------------------------------------------------------------------------------------
        Total other income                                                      1,477        1,340        4,349        4,198
----------------------------------------------------------------------------------------------------------------------------

OTHER EXPENSES:
     Salary, wages and benefits                                                 2,577        2,581        8,089        7,582
     Occupancy                                                                    305          309          862          913
     Equipment                                                                    711          489        1,856        1,570
     Other operating expense                                                    2,190        1,527        5,649        5,526
----------------------------------------------------------------------------------------------------------------------------
        Total other expenses                                                    5,783        4,906       16,456       15,591
----------------------------------------------------------------------------------------------------------------------------

INCOME BEFORE INCOME TAXES                                                      2,689        2,957        9,043        8,054
PROVISION FOR INCOME TAXES                                                        935          993        3,077        2,697
----------------------------------------------------------------------------------------------------------------------------
     NET INCOME                                                            $    1,754   $    1,964   $    5,966   $    5,357
============================================================================================================================

EARNINGS PER SHARE (NOTE 1):
     Primary                                                               $     0.30   $     0.34   $     1.01   $     0.91
     Fully diluted                                                         $     0.30   $     0.34   $     1.01   $     0.91
============================================================================================================================

DIVIDENDS PER SHARE (NOTE 1)                                               $     0.14   $     0.13   $     0.42   $     0.37
============================================================================================================================

WEIGHTED AVERAGE SHARES OUTSTANDING (NOTE 1):
       Primary                                                              5,919,728    5,861,019    5,901,524    5,856,328
       Fully diluted                                                        5,921,850    5,862,368    5,916,753    5,860,192
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

               See Notes to the Consolidated Financial Statements

                                   U N B CORP.
      CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                                   (UNAUDITED)

(In thousands)
                                                             NINE MONTHS ENDED
                                                            9/30/96     9/30/95
                                                           --------    --------
Balance at beginning of period                             $ 65,327    $ 58,640

Net Income                                                    5,966       5,357

Shares issued through dividend reinvestment                     527           0

Stock options exercised                                          24          28

Cash dividends $0.42 and $0.37 per share, respectively*      (2,390)     (2,125)

Change in market value on investment securities
       available for sale, net of deferred taxes                104       1,681
                                                           --------    --------
Balance at end of period                                   $ 69,558    $ 63,581
                                                           ========    ========



*Dividends per share data adjusted for April, 1996 100% stock dividend.




               See Notes to the Consolidated Financial Statements

                                    UNB CORP.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                            NINE MONTHS ENDED
(In thousands)                                                                                SEPTEMBER 30,
                                                                                             1996        1995
                                                                                           --------    --------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income                                                                            $  5,966    $  5,357
     Adjustments to reconcile net income to net cash from operating activities:
            Depreciation and amortization                                                       568         580
            Provision for loan losses                                                         2,350       1,220
            Net securities gains                                                                 (1)         (7)
            Net accretion on securities                                                        (105)       (401)
            Amortization of intangible assets                                                   767         833
            Loans originated for resale                                                           0      (4,505)
            Proceeds from sale of loan originations                                               0       4,716
     Changes in:
            Interest receivable                                                                (354)       (230)
            Interest payable                                                                   (303)        405
            Other assets and liabilities, net                                                  (217)       (535)
            Deferred income                                                                      (3)         (4)
---------------------------------------------------------------------------------------------------------------
              Net cash from operating activities                                              8,668       7,429
---------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Net change in interest bearing deposits with banks                                      (7,759)        (75)
     Net increase in funds sold                                                              (7,450)     (9,725)
     Investment and mortgage-backed securities:
            Proceeds from sales of securities available for sale                              2,001       3,124
            Proceeds from maturities of securities held to maturity                          17,329      28,178
            Proceeds from maturities of securities available for sale                        18,970      24,134
            Purchases of securities held to maturity                                        (16,958)    (27,698)
            Purchases of securities available for sale                                      (30,722)     (8,415)
            Principal payments received on mortgage-backed securities held to maturity        7,555       5,849
            Principal payments received on mortgage-backed securities available for sale     14,517       2,183
     Net increase in loans made to customers                                                (87,541)    (84,050)
     Loans purchased                                                                         (1,761)     (3,296)
     Purchases of premises and equipment, net                                                (1,119)       (773)
     Principal payments received under leases                                                   121         103
---------------------------------------------------------------------------------------------------------------
              Net cash from investing activities                                            (92,817)    (70,461)
---------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Net increase in deposits                                                                37,080      36,866
     Cash dividends paid, net of shares issued through dividend reinvestment                 (1,863)     (2,125)
     Proceeds from issuance of stock                                                             24          28
     Net increase in short-term borrowings                                                   13,844      10,187
     Proceeds from FHLB advances                                                             47,000      25,000
     Repayments of FHLB advances                                                             (9,724)    (10,065)
---------------------------------------------------------------------------------------------------------------
              Net cash from financing activities                                             86,361      59,891
---------------------------------------------------------------------------------------------------------------

NET CHANGE IN CASH AND CASH EQUIVALENTS                                                       2,212      (3,141)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                                               31,735      30,211
---------------------------------------------------------------------------------------------------------------

CASH AND CASH EQUIVALENTS AT END OF YEAR                                                   $ 33,947    $ 27,070
===============================================================================================================

             See the Notes to the Consolidated Financial Statements

                                   UNB CORP.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying consolidated financial statements include the accounts of UNB Corp. and its wholly owned subsidiaries. All material intercompany accounts and transactions have been eliminated in consolidation.

These interim financial statements are prepared without audit and reflect all adjustments of a normal recurring nature which, in the opinion of Management, are necessary to present fairly the consolidated financial position of UNB Corp. at September 30, 1996, and its results of operations and cash flows for the periods presented. The accompanying consolidated financial statements do not purport to contain all the necessary financial disclosures required by generally accepted accounting principles that might otherwise be necessary in the circumstances. The Annual Report for UNB Corp. for the year ended December 31, 1995, contains consolidated financial statements and related notes which should be read in conjunction with the accompanying consolidated financial statements.

For consolidated financial statement classification and cash flow reporting purposes, cash and cash equivalents include currency on hand and non-interest bearing deposits with banks. For the nine months ended September 30, 1996, and September 30, 1995, UNB Corp. paid interest in the amount of $20.4 million and $15.3 million, respectively. For the same nine month period, federal income taxes paid totaled $3,990,000 and $3,090,000, respectively.

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

On January 1, 1995, the Corporation adopted Financial Accounting Standards Board Statements No. 114, "Accounting by Creditors for Impairment of a Loan", and No. 118, "Accounting by Creditors for Impairment of a Loan-Income Recognition and Disclosures." SFAS No. 114 specifies that the allowances for loan losses on impaired loans be measured at the present value of expected future cash flows, discounted at the loan's original effective interest rate or, as a practical expedient, at the loan's observable market price or the fair value of the collateral, if the loan is collateral dependent. SFAS No. 118 allows a creditor to use existing methods for income

                                   UNB CORP.
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

recognition on an impaired loan.

Management analyzes loans on an individual basis and classifies a loan as impaired when an analysis of the borrower's operating results and financial condition indicates that underlying cash flows are not adequate to meet its debt service requirements. Often this is associated with a delay or shortfall in payments of 30 days or more. Smaller-balance homogeneous loans are evaluated for impairment in total. Such loans include residential first mortgage loans secured by one-to-four family residences, residential construction loans and consumer automobile, boat, RV, home equity and credit card loans with balances less than $300,000. In addition, loans held for sale and leases are excluded from consideration as impaired.

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

Primary and fully diluted earnings per share at September 30, 1996 and 1995 are computed based on the weighted average shares outstanding during the period. Primary earnings per common share has been computed assuming the exercise of stock options less the treasury shares assumed to be purchased from the proceeds using the average market price of UNB Corp.'s stock for the periods presented. Fully diluted earnings per common share represents the additional dilution related to the stock options due to the use of the market price as of the period end.

The Corporation declared a 100% stock dividend to shareholders of record on April 16, 1996, payable on April 30, 1996. This was recorded by a transfer from retained earnings to common stock at stated value. All earnings per share and cash dividends per share have been adjusted for this stock dividend.

In June 1996, the FASB issued SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". The standard provides that, following a transfer of financial assets, an entity is to recognize the financial and servicing assets it controls and the liabilities it has incurred, derecognize financial assets when control has been surrendered and derecognize liabilities when extinguished. SFAS NO. 125 is effective for transactions occurring after

                                   UNB CORP.
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

December 31, 1996. Management has not yet determined the impact of adoption of SFAS No. 125 on the Corporation's consolidated financial statements.


NOTE 2 - INVESTMENT SECURITIES

The amortized cost and estimated fair value of the investment and mortgage-backed securities, available for sale and held to maturity, as presented on the consolidated balance sheet at September 30, 1996, and December 31, 1995, are as follows:

                                                                           September 30, 1996
                                                    ----------------------------------------------------------------
                                                                      Gross                 Gross          Estimated
                                                    Amortized       Unrealized            Unrealized         Fair
(in thousands of dollars)                              Cost           Gains                 Losses           Value
                                                    ---------       ----------            ----------        --------
Securities available for sale:
 U.S. Treasury securities                            $ 25,080         $   33                  ($55)         $ 25,058
 Obligations of U.S. government
  agencies and corporations                            32,250             29                  (157)           32,122

Securities held to maturity:
 Obligations of U.S. government
  agencies and corporations                               356              4                    --               360
 Obligations of state and political
  subdivision                                           1,251             14                    --             1,265
 Corporate bonds and other debt
   securities                                             822             24                    --               846
                                                     --------         ------                -------         --------
 Total debt securities                                 59,759            104                  (212)           59,651
Equity securities available for sale                   10,011          1,737                    (2)           11,746
                                                     --------         ------                -------         --------
 Total investment securities                           69,770          1,841                  (214)           71,397

Mortgage-backed securities
 available for sale                                    29,389             82                  (228)           29,243

Mortgage-backed securities
 held to maturity                                      15,190            145                    --            15,335
                                                     --------         ------                -------         --------
 Total mortgage-backed securities                      44,579            227                  (228)           44,578
                                                     --------         ------                -------         --------
Total investment and mortgage-
 backed securities                                   $114,349         $2,068                 ($442)         $115,975
                                                     ========         ======                =======         ========

                                   UNB CORP.

                                                                               December 31, 1995
                                                    --------------------------------------------------------------------
                                                                          Gross                 Gross         Estimated
                                                    Amortized           Unrealized            Unrealized         Fair
(in thousands of dollars)                              Cost               Gains                 Losses           Value

Securities available for sale
  U.S. Treasury securities                           $ 22,093             $  111                ($33)           $ 22,171
  Obligations of U.S. government
   agencies and corporations                           28,966                 72                (226)             28,812

Securities held to maturity:
  Obligations of U.S. government
   agencies and corporations                            3,007                 --                  (3)              3,004
 Obligations of state and
   political subdivisions                               1,238                  6                  --               1,244
 Corporate bonds and other debt
   securities                                           2,131                 10                 (26)              2,115
                                                     --------             ------              ------            --------
 Total debt securities                                 57,435                199                (288)             57,346
Equity securities available for sale                    6,275              1,495                  --               7,770
                                                     --------             ------              ------            --------
 Total investment securities                           63,710              1,694                (288)             65,116

Mortgage-backed securities
  available for sale                                   40,497                139                (278)             40,358
Mortgage-backed securities
  held to maturity                                     22,729                319                  (7)             23,041
                                                     --------             ------              ------            --------
 Total mortgage-backed securities                      63,226                458                (285)             63,399
                                                     --------             ------              ------            --------
 Total investment and mortgage-
  backed securities                                  $126,936             $2,152               ($573)           $128,515
                                                     ========             ======              ======            ========


During the nine month periods ended September 30, 1996 and September 30, 1995, the proceeds from sales of securities available for sale were $2,000,625 and $3,123,963, respectively. Gross gains of $925 and $7,007 were recognized in those sales, respectively. For the first nine months of 1996, the net unrealized increase in market value on available for sale securities was approximately $159,000. There were no sales or transfers of securities classified as held to maturity.

The amortized cost and estimated fair value of mortgage-backed and debt securities at September 30, 1996, by contractual maturity, are shown on page 9. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                   UNB CORP.

                                                                                   September 30, 1996
                                                                                         Estimated         Weighted
                                                                        Amortized           Fair            Average
(in thousands of dollars)                                                 Cost             Value             Yield
                                                                        ---------          -------          -------
Securities available for sale:

U.S. Treasuries
  Due in one year or less                                                $ 8,011           $ 8,016            5.80%
  Due after one year through five years                                   17,069            17,042            5.85
                                                                         -------           -------            ----
    Total                                                                 25,080            25,058            5.84

U.S. Government agencies and corporations
  Due in one year or less                                                 26,230            26,116            5.62
  Due after one year through five years                                    6,020             6,006            6.22
                                                                         -------           -------            ----
    Total                                                                 32,250            32,122            5.73

  Total debt securities available for sale                               $57,330           $57,180            5.78%
                                                                         =======           =======            ====
Securities held to maturity:

U.S. Treasuries
  Due in one year or less                                                $   356           $   360            5.07%
                                                                         -------           -------            ----
    Total                                                                    356               360            5.07

Obligations of state and political subdivisions
  Due in one year or less                                                    946               957            5.12
  Due after one year through five years                                      305               308            4.65
                                                                         -------           -------            ----
    Total                                                                  1,251             1,265            5.00

Corp bonds and other debt securities
  Due in one year or less                                                     79                79            ---
  Due after one year through five years                                      743               767            8.44
                                                                         -------           -------            ----
    Total                                                                    822               846            7.63
                                                                         -------           -------            ----
    Total securities held to maturity                                    $ 2,429           $ 2,471            5.16%
                                                                         =======           =======            ====
Mortgage-backed and collateralized
  mortgage obligations available for sale                                $29,389           $29,243            5.51%

Mortgage-backed and collateralized
  mortgage obligations held to maturity                                   15,190            15,335            7.46
                                                                         -------           -------            ----
    Total mortgage-backed and debt securities                            $44,579           $44,578            6.17%
                                                                         =======           =======            ====

                                   UNB CORP.

At September 30, 1996 there were no holdings of securities of any one issuer, other than the U.S. government and its agencies and corporations with an aggregate book value which exceeds 10% of shareholders' equity.

NOTE 3 - LOANS

Total loans as presented on the balance sheet are comprised of the following classifications:

                                                       September 30, 1996           December 31, 1995
                                                       ------------------           -----------------
(in thousands of dollars)
  Commercial, financial and agricultural                     $ 73,350                      $ 59,638
  Commercial, tax exempt                                        4,719                         5,173
  Commercial real estate                                       63,357                        60,478
  Residential real estate                                     227,256                       172,283
  Consumer loans                                              237,923                       221,158
                                                              -------                       -------
  Total loans                                                $606,605                      $518,730
                                                             ========                      ========

There were no loans determined to be impaired at September 30, 1996.

At September 30, 1996 and December 31, 1995, loans on non-accrual status and/or past due more than 90 days approximated $1,536,000 and $1,320,000, respectively. The Other Real Estate Owned balance, net of allowance, at September 30, 1996, is $335,000.

NOTE 4 - ALLOWANCE FOR LOAN LOSSES

A summary of activity in the allowance for loan losses for the nine months ended September 30, 1996, and September 30, 1995, are as follows:

(in thousands of dollars)                                                 1996                     1995
                                                                         ------                   ------
  Balance - January 1                                                    $7,242                   $6,348
  Provision charged to operating expense                                  2,350                    1,220
  Loans charged off, net of recoveries                                   (1,306)                    (518)
                                                                         ------                   ------
  Balance - September 30                                                 $8,286                   $7,050
                                                                         ======                   ======



NOTE 5 - CONCENTRATIONS OF CREDIT RISK AND
         FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK

The Corporation offers commercial and consumer credit products to customers within Stark and surrounding counties. The Corporation maintains a diversified credit portfolio, with residential and commercial real estate and consumer loans comprising approximately 87.1% of the portfolio. Indirect loans accounted for 88.6% of installment loans and 79.6% of all consumer loans at September 30, 1996. The dealer network from which the indirect loans are generated includes 140 active relationships, the largest of which was responsible for 6.2% of total indirect dollar volume for the year-to-date 1996.

                                   UNB CORP.

The Corporation is a party to financial instruments with off-balance sheet risk. These instruments are required in the normal course of business to meet the financial needs of its customers. The contract or notional amounts of these instruments are not included in the consolidated financial statements.
At September 30, 1996, the contract or notional amounts of these instruments, which primarily include commitments to extend credit, standby letters of credit and financial guarantees, and interest rate swaps totaled $158,625,000.

At September 30, 1996, the Corporation held one interest rate swap agreement with a notional amount of $5.5 million. The notional amount of the interest rate swap does not represent an amount exchanged by the parties and is not a measure of the Corporation's exposure through its use of derivatives. The amounts exchanged are determined by reference to the notional amount and the other terms of the interest rate swap. The agreement calls for quarterly reductions in the notional amount with a final expiration of November 27, 2000. Variable interest payments received are based on the three month LIBOR rate which is adjusted on a quarterly basis. The LIBOR rate in effect at September 30, 1996 was 5.49% while the fixed rate to be paid through the remainder of the contract is 2.88%. The income from this agreement for the nine months ended September 30, 1996 was $122,100. For the nine months ended September 30, 1995 the income was $168,200. The market value of this swap at September 30, 1996 was a positive $356,300. Under the terms of this contract, future changes in LIBOR will affect the payments received, the income or expense generated by the swap and its market value.

NOTE 6 - FHLB ADVANCES

Long-term debt at September 30, 1996 is comprised of advances from the Federal Home Loan Bank (FHLB). Pursuant to collateral agreements with the FHLB, advances are secured by all FHLB stock and qualifying first mortgage loans. Interest expense on FHLB advances for the nine months ending September 30, 1996 was approximately $2,217,000.

A summary of FHLB advances outstanding follows (in thousands):

                          Maturity               Interest Rate                   Amount
                          --------------------------------------------------------------
                          1996                    4.90%-6.70%                    $ 1,429
                          1997                    5.15%-6.70%                      7,189
                          1998                    5.35%-7.85%                     10,025
                          1999                    5.50%-7.95%                     30,378
                          2000                    6.00%-8.00%                     16,257
                          2001                    6.10%-6.70%                      2,678
                          2002                      6.25%                            330
                          2003                      6.25%                            350
                          --------------------------------------------------------------
                          Total                                                  $68,636
                          ==============================================================

                                   UNB CORP.
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

INTRODUCTION

The following areas of discussion pertain to the consolidated financial statements of UNB Corp. at September 30, 1996, compared to December 31, 1995, and the results of operations for the three months and year-to-date periods ending September 30, 1996, compared to the same periods in 1995. It is the intent of this discussion to provide the reader with a more thorough understanding of the consolidated financial statements and supporting schedules, and should be read in conjunction with those consolidated financial statements and schedules.

UNB Corp. is not aware of any trends, events, or uncertainties that might have a material effect on the soundness of operations; neither is UNB Corp. aware of any proposed recommendations by regulatory authorities which would have a similar effect if implemented.

FINANCIAL CONDITION

Total assets at September 30, 1996 were $793,149,000, an increase of $93,505,000, or 13.4%, over year-end 1995. Increases in cash and cash equivalents, federal funds sold and interest bearing deposits with banks of $2,212,000, $7,450,000 and $7,759,000, respectively, combined for a total increase of $17,421,000 in highly liquid balances which are available to fund existing loan commitments and anticipated loan growth for the fourth quarter of 1996 and early into 1997. Net runoff of $12,428,000 in the investment and mortgage-backed securities portfolios was used to fund a portion of the loan portfolio growth of $87,875,000, a 16.9% increase since year-end 1995.

All of the loan categories experienced continued loan growth for the first nine months of the year. The residential mortgage loan portfolio increased by $54,973,000, or 31.9%, over year-end 1995 levels. The consumer loan portfolio increased by $23,966,000, or 10.8%, over year-end 1995 levels, excluding a one-time reclassification of approximately $7.2 million in business installment loans from the consumer loan portfolio to the commercial loan portfolio during the first quarter of 1996. Commercial loans experienced a 9.3%, or $6,058,000, increase from year-end 1995, excluding the one-time reclassification from the consumer portfolio. Earning assets at September 30, 1996 increased to $742,417,000 from $651,761,000 at December 31, 1995, an increase of $90,656,000 or 13.9%. The ratio of earning assets to total assets increased slightly from 93.2% at year-end 1995 to 93.6% at September 30, 1996.

Total deposits at September 30, 1996 increased by $37,080,000, or 6.8%, from year-end 1995. Non-interest bearing deposits have increased by $1,528,000 over 1995 year-end levels, showing recovery and growth from the normal seasonal declines experienced after year-end. Interest bearing demand balances declined 2.9%, while savings balances increased by $8,546,000, or 5.5%, from year-end levels, influenced to a great extent by the popularity of the new Money Market Access account which is a variable rate savings product whose tiered rate structure fluctuates weekly with the 13 Week U.S. Treasury Bill rate.
Marketing efforts aimed at non-bank customers to raise balances in this new product have been very successful. Balances raised

                                   UNB CORP.
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS (continued)

through Money Market Access were partially offset by transfers from passbook and statement savings accounts to higher earning certificates of deposit and alternative investments found outside the banking industry.

Certificate of Deposit balances grew by $29,175,000, or 12.0%. The majority of this growth, $14,960,000, came from the issuance of brokered certificates of deposit through Merrill Lynch. Another significant factor was the 24 and 36 month Anniversary CD products introduced in the first quarter of 1996 and offered through May, which allow customers to raise their interest rate on the anniversary of the certificate to the current rate in effect on certificates with the same original maturity term. A special 24 month certificate offered in the third quarter with a 6.25% annual percentage yield was also successful in raising deposit balances.

Other significant sources of funding for balance sheet growth were term and sweep repurchase agreements. The majority of growth in these balances occurred in the first quarter of 1996. Since year-end 1995 both have grown a combined $13,874,000, a 30.0% increase. Federal Home Loan Bank advances have been relied upon as a source of funding during the second and third quarter of 1996, with growth in borrowings of $37,276,000, or 118.9% from year-end 1995. More than half of the advances drawn have been five year, amortizing instruments, whose cash flows more match those of the assets they are funding and whose rates are lower than single maturity advances due to their amortizing feature. The remaining advances were taken at fixed rates with three year maturities.

In March of 1996, Management recommended and the Board approved an amendment to the loan policy, for the calculation of the loan-to-deposit ratio. The ratio was redefined as gross loans divided by total deposits plus Federal Home Loan Bank advances. The limit was set at 95%, with a provision that allows Management to exceed the limit for 30 consecutive days without being in violation of the policy. This was done to reflect what is becoming an industry norm, dependence on these borrowings as a source of balance sheet funding considered to be less volatile than deposits. Advances with varying maturities and flexible repayment options are considered more stable than the most stable of bank deposits, certificates of deposit, which are liable to early withdrawal and are difficult to attract in longer maturity ranges even at rates competitive to other market instruments. The Board agreed that the changes in funding alternatives experienced by the Bank make the new measure a more accurate indication of actual liquidity risk.

The loan-to-deposit ratio at September 30, 1996 was 92.9% compared to 89.7% at December 31, 1995. The growth in this ratio for 1996 reflects continued strong loan demand and dependence on short-term borrowings and cash flows from the investment portfolio to fund that growth. The Bank continues to face the difficulty of raising local deposits due to strong local market competition and the attractive returns depositors find on alternative forms of investment offered outside the banking industry, especially mutual funds. Depositors' aversion to extending maturities on deposits as well as the ability to raise deposits at relatively attractive rates with longer maturities in the national market will encourage the future use of brokered deposits to fund balance sheet growth. Current rates on brokered certificates and single maturity advances for various maturities are very comparable.

                                  UNB CORP.
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                    AND RESULTS OF OPERATIONS (continued)

Balances in net premises and equipment for the Corporation increased by $551,000, or 6.3%, from year-end 1995, primarily the result of completion in renovations to the United Bank Operations Center, construction of a new Hartville Branch to consolidate two existing branch facilities, one of which was leased, into one location, and purchases of computer equipment and software to enable the Bank to begin offering new electronic and upgraded telephone banking services to its customer base.

Total shareholders' equity at September 30, 1996 was $69,558,000, an increase of $4,231,000, or 6.5%, from year-end 1995. The major contributor to this increase was year-to-date net income for 1996 of $5,966,000. Additional increases to capital were the result of shares issued through the dividend reinvestment program and the exercise of executive stock options as well as the net increase in market value, net of deferred taxes, of investment securities available for sale of $104,000. These increases were partially offset by the payment of $2,390,000 in quarterly cash dividends.

RESULTS OF OPERATIONS

UNB Corp.'s net income for the third quarter of 1996 was $1,754,000, or $0.30 per share, compared with $1,964,000, or $0.34 per share for the third quarter of 1995, a decrease of 10.7%. The decrease in profitability for the third quarter was the result of the one-time assessment from the FDIC to recapitalize the Savings Association Insurance Fund (SAIF) of $593,000, or $391,000 on an after tax basis, SAIF insures approximately $127,000,000 in deposits which the Bank acquired in "Oakar transactions" from the Resolution Trust Company (RTC) in the First Savings and Loan Company, F.A. of Massillon and the Transohio Federal Savings Bank acquisitions. Excluding the assessment, net income for the third quarter would have been $2,145,000, which is $181,000 or 9.2% greater than the same period in 1995. Earnings per share for the quarter would have been $0.36 or an increase of 5.9% over the same period in 1995. On a year-to-date basis, net income of $5,966,000 was $609,000, or 11.4%, greater than the same period last year. Excluding the SAIF assessment, net income would have been $1,000,000 greater than prior year and year-to-date earnings per share would have been $1.08, both representing an 18.7% increase over 1995. All earnings per share have been adjusted for the April, 1996 100% stock dividend.

Net interest income for the quarter and year-to-date continued to be the major cause of this positive earnings performance, a result of balance sheet growth and shift in asset mix from lower yielding investment securities to higher yielding loans. Net interest income grew from $20,667,000 for the first nine months of 1995 to $23,500,000 for the same period in 1996, an increase of 13.7%. For the third quarter of 1996, net interest income was $912,000, or 13.0%, over the same period in 1995.

Total interest income for the third quarter and year-to-date was $14,990,000 and $43,564,000, increases of 17.6% and 19.8%, respectively, from the same periods of 1995. Total interest expense for third quarter and year-to-date was $7,075,000 and $20,064,000, increases of 23.2% and 27.9%, respectively, over the same periods last year.

The net interest margin for the first nine months of 1996 was 4.48%, a decrease from 4.71%, or 23 basis points, from the same period of 1995. At the Bank level, several areas contributed to the decline in margin. The most significant impact on the net

                                  UNB CORP.
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                    AND RESULTS OF OPERATIONS (continued)

interest margin has been in the Bank's cost of funds. The overall rate paid on interest bearing liabilities increased 30 basis points for the first nine months of 1996 versus the same period in 1995. The new Money Market Access product, paying a tiered rate based on the 13 Week U.S. Treasury Bills has attracted some funds out of the lower rate money market account as well as regular savings products. Rates offered on certificates of deposit throughout 1995 and into 1996 were kept at very competitive levels within the local market to attract funding for strong loan demand. These rates, coupled with a decrease of 10 basis points on savings rates early in 1996, caused some savings balances to switch into certificates of deposit, thus increasing their cost. Due to depositors' aversion to extend maturities in the deposit markets, the Bank turned to brokered certificates of deposit and Federal Home Loan Bank advances to lengthen liability maturities and lock in spreads on the loans being funded.

While the cost of funds increased, the overall yield on earning assets between the two periods remained flat. Returns on the investment portfolio decreased 17 basis points, the result of repricing of variable rate mortgage-backed securities and the rollover of maturities at lower market rates. Overall yields in the loan portfolio decreased by four basis points, led by the repricing of commercial, commercial real estate and home equity loans which are tied to the Prime rate. This was partially offset by an increase in yields in the installment loan portfolio due to the runoff of lower yielding older loans. The yield on earning assets held constant over the two periods despite the 17 basis point decline in investment yields due to the change in earning asset mix from the investment portfolio to higher yielding loans and the differential in yields earned on the respective portfolios.

Aggressive growth in balance sheet size and the resulting decrease in the net interest margin has been as Asset/Liability management strategy over the past several years. The resulting increase in overall revenue has enabled the Corporation to leverage capital and increase its return on equity. Return on equity for the first nine months of 1996 was 11.75% compared to 11.79% for the same period last year, a decrease of less than 1.0%. However, return on equity adjusted for the after-tax effect of the SAIF assessment yields 12.52%, an increase of 6.2%. Year-to-date return on assets for 1996 was 1.07% versus 1.13% for 1995. With the adjustment for the SAIF assessment, return on assets was 1.14%, a slight increase over the same period in 1995.

Non-interest income for the third quarter of 1996 shows a 10.2% increase from the same period last year while posting a 3.6% gain on a year-to-date basis. The most significant factors for the increase in non-interest income for the third quarter were increases in Trust fee income and other operating income, partially a result of increased revenues from the sales of annuities, mutual fund investments and other financial services. During the second quarter of 1996, the Bank finalized an agreement with a new vendor, American Express Financial Advisors, to provide a full range of financial products and financial planning services through a staff of financial advisors, dedicated exclusively to servicing Bank customers. Management expects this source of fee income to reach beyond levels achieved in the past due to this vendor's experience and reputation in the market. No gains on sales of mortgage loans in the secondary market were recorded for 1996 primarily due to the mix of mortgage loan products generated during the year. In the future, as the interest rate environment creates opportunities for gains on the sales of mortgages,

                                  UNB CORP.
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                    AND RESULTS OF OPERATIONS (continued)

Management intends to resume originating loans with the intention of selling them in the secondary market.

Non-interest expense for the third quarter and year-to-date increased by $877,000 and $865,000, respectively, from the same periods in 1995. The most significant reason for the increase in other expense, both for the quarter and year-to-date, was the one-time SAIF assessment of $593,000. Also in the third quarter, increases in equipment expense of $222,000 represent lease payments on a new computer mainframe, a wide area network (WAN), teller and platform computer systems and related software which will improve operating efficiencies and position the bank to take advantage of advances in technology through the end of the decade, in addition to offering new products to its customers through high tech and traditional telephone delivery systems. Additional increases for the quarter were recorded in franchise taxes and Mastercard processing expenses. These were partially offset by reductions in office supplies and pension expense.

Management expects the trend in increased equipment expense to continue into 1997 with a full year of expenses on the new mainframe, expanded WAN and teller and platform equipment. Management also anticipates increases in occupancy expenses in 1997 with a full year's impact of depreciation on the renovations of United Bank Center and the new Hartville Branch, in addition to two planned in-store branch facilities in the Green and Alliance communities as well as a new branch to be located in the Portage-Frank area of northern Stark county, all to be completed in 1997.

It is expected now that the SAIF assessment has been accounted for, the Bank's regular assessment on SAIF insured deposits will be similar to the current premiums being paid on deposits insured under the Bank Insurance Fund (BIF) of the FDIC which are determined on the basis of capital adequacy and other regulatory risk assessments. Additionally, in 1997 the Bank will be subject to FICO assessments for the payment of interest on bonds issued to finance the takeover of unsafe thrift institutions by the Resolution Trust Company. These annual assessments will be approximately 1.29 cents per $100 of deposits insured under BIF and 6.44 cents per $100 of deposits insured by SAIF. Management estimates this expense to be approximately $150,000 in 1997.

The Bank has continued involvement in legal proceedings concerning a seven and one half acre parcel of OREO property located in the northwest quadrant of Stark County. Negotiations continue with a large national petroleum company, owner of the facility at the date it was taken out of service and also the party responsible for the cleanup according to the State of Ohio's Bureau of Underground Storage Tanks (BUSTER) regulations. Several environmental assessments by the Bank and the petroleum company have been filed with the State agency. A decision by the agency was anticipated in the third quarter, however cutbacks in BUSTER staffing levels have delayed resolution of this matter. The Bank, through legal counsel is attempting to get the project prioritized with the agency. Discussions with the petroleum company's engineering consultants indicate they are submitting a remediation plan to BUSTER which indicates acknowledgment of some level of responsibility for the clean-up. Because the issue has not been resolved with the State, the Bank is prohibited from actively marketing the property. The estimated costs, should they become the responsibility of the Bank, are not material to the business or financial condition of the Registrant and

                                  UNB CORP.
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                    AND RESULTS OF OPERATIONS (continued)

have been set up as an allowance against the property's value on the Bank's Consolidated Balance Sheet.

The Bank is also party to a legal proceeding in which the Bank has been issued an injunction to permit the continued use of an easement on a piece of property used as a driveway allowing access into the Bank's Lake Cable branch property. The driveway owner has filed a counterclaim for $2,000,000 alleging trespass and claims the driveway has been subject to wear and tear as a result of its use by the Bank and its customers. During the third quarter of 1996, the Stark County Court of Common Pleas ordered the case to mediation which was unsuccessful and a hearing regarding the injunction is scheduled in November, 1996. A trial date has been set for mid-1997.

ALLOWANCE FOR LOAN LOSSES

The provision for loan losses for the year-to-date ended September 30, 1996 of $2,350,000 was an increase of $1,130,000 over the same period in 1995. The Bank's reserve-to-loan ratio of 1.37% is an increase from 1.35% at June 30, 1996 and is three basis points below the ratio at December 31, 1995. The increase in provision was made primarily due to the 16.9% increase in the loan portfolio since year-end 1995 as well as to cover increased current net charge-offs in the consumer loan portfolio. The provision for loan losses charged to operating expense was based on management's evaluation of the loan portfolio, the adequacy of the allowance for loan losses under current economic conditions and current and anticipated loan growth. An analyses of the allowance for loan losses is provided on page 22. During the third quarter of 1995, a change in methodology used to determine the allocation of the allowance for loan losses among the various loan categories was approved by the Executive Committee of the Board of Directors and instituted by Management. Management continues to use the same three methodologies it has historically used to determine the allocation of the allowance, however, it now selects the single methodology that results in the highest aggregate calculation for allocation of the allowance among the various loan categories, and not the highest specific allocation for each loan category from among the three methodologies. Management believes this change reflects a more reliable analysis of the Bank's risk of loan loss. An analysis of the allocation of the allowance for loan losses is found on page 23.

The Bank held no impaired loans at September 30, 1996, a reduction of $566,269 from the impaired loan balance at December 31, 1995. Non-performing loans, which include non-accrual loans and loans past due 90 days or more, were $1,536,000 at September 30, 1996 compared to $1,320,000 at December 31, 1995.
The ratio of non-performing loans to total loans outstanding at September 30, 1996, was 0.25%. This is unchanged from year-end 1995 and compared favorably to the ratio of 0.78% for the Bank's peer group, all insured commercial banks having assets between $500 million and $1 billion. For the third quarter of 1996, net-chargeoffs as a percentage of average loans outstanding were 0.10% versus 0.05% for the same period in 1995, primarily the result of increased net chargeoffs in the installment loan portfolio. Due to the record levels of consumer debt currently outstanding nationally, and the trend experienced throughout the financial services industry of increased consumer loan delinquencies and losses, Management anticipates the trend the Bank experienced in the third quarter of 1996 of increased net charge-offs in the consumer, Mastercard and residential mortgage loan portfolios to continue through the remainder of 1996 and into the first half of 1997.

                                  UNB CORP.
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                    AND RESULTS OF OPERATIONS (continued)

CAPITAL RESOURCES

Shareholders' equity totaled $69,558,000 at September 30, 1996, an increase of $4,231,000, or 6.5%, compared to $65,327,000 at December 31, 1995. The ratio of equity-to-assets at September 30, 1996 was 8.77% versus 9.34% at December 31, 1995, with the decrease of 57 basis points reflecting the impact of continued balance sheet growth in the loan portfolio. The rate of primary capital (shareholders' equity plus the allowance for loan losses less intangible assets) to total adjusted assets was 13.41%. The risk-based capital ratio was 12.83% while the Tier 1 and core leverage ratios reached 11.58% and 7.90%, respectively. The levels achieved in these ratios are above required regulatory minimums and maintain the Corporation in the "well capitalized" category under the guidelines of the Federal Deposit Insurance Corporation Act of 1991 (FDICIA).

The cash dividend of $0.42 per share (adjusted for the April, 1996 100% stock dividend) for the first nine months of 1996 was 13.5% above the $0.37 dividend paid for the same period in 1995. Dividends, representing 40.1% of year-to-date earnings, fall within the Corporation's dividend policy which provides for cash dividend payouts within a range of 35% to 45% of earnings.

SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities", requires that securities which the Bank has classified as "Available-for-Sale" are recorded at market value with any adjustments recorded to equity. At September 30, 1996, an unrealized gain in securities available for sale, net of deferred taxes of $489,000, reflects an increase in shareholders' equity of $104,000 since year-end 1995 and $261,000 from June 30, 1996. The unrealized gain in market value of the Available-for-Sale securities has increased due to several factors. A change in portfolio mix occurred from longer term, relatively lower yielding mortgage-backed securities to shorter term treasuries and agencies whose rate are closer market rates. There was growth in the equity securities portfolio whose market value is approximately 17.3% over book value. In addition, during the third quarter of 1996 a decrease in market rates has caused the value of all fixed rate securities to rise.

On April 16, 1996, the Corporation's Board of Directors declared a 100% stock dividend on the Corporation's common stock, payable to shareholders of record as of April 30, 1996.

LIQUIDITY

Liquidity measures the Corporation's ability to meet the cash demands and credit needs of its customers and is provided by the ability to readily convert assets to cash and raise funds in the market place. Total cash, federal funds sold and investments available for sale (including money market investments) of $152,140,000 represent 19.2% of total assets at September 30, 1996. Of the investments available for sale, $57,180,000 are held in U.S. Treasury and Agency securities, 59.7% of which mature within one year. Approximately $86,700,000 of total Corporate securities is pledged as collateral to secure public funds or other obligations. The Corporation's ability to raise funds in the market place is provided by the Bank's branch network, in addition to the availability of Federal Home Loan Bank (FHLB) advance borrowings, brokered deposits, Federal Funds purchased and securities sold under agreement to

                                  UNB CORP.
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                    AND RESULTS OF OPERATIONS (continued)

repurchase. The strong loan demand experienced throughout 1996, coupled with the funding of a significant portion of that growth with maturities and cash flows from the investment portfolio and short-term borrowings in the form of sweep and term repurchase agreements, have resulted in a loan-to-deposit ratio of 92.9%, up from the 1995 year-end ratio of 89.7%.

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

The Bank's cumulative GAP position at September 30, 1996 reflects a 6.09% liability sensitive position in the time frame of less than one year. In its Asset and Liability Policy, the Bank has set limits of +/- 10% for the one year time frame and attempts to manage its portfolio of rate sensitive assets and liabilities to remain within those limits. It is unclear what impact this negative GAP position will have

                                  UNB CORP.
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                    AND RESULTS OF OPERATIONS (continued)

on the Bank's net interest margin with the uncertainty in the direction of future interest rates due the financial market's reaction to the results of the Presidential elections and the mixed signals of various recently reported economic indicators. See the GAP table on page 21 for more detailed data on the Bank's GAP position.

CONCENTRATION OF CREDIT RISK

The Corporation maintains a diversified credit portfolio, with relatively smaller balance, homogeneous consumer installment, credit card and residential mortgage loans comprising 76.7% of total loans outstanding at September 30, 1996. Commercial and commercial real estate loans comprise the remaining 12.9% and 10.4% of loans outstanding, respectively. The largest industry concentration identified within the total portfolio is the medical industry. The total commitment to this industry represents 24.4% of total corporate capital. Within the commercial real estate portfolio, real estate is mainly held as collateral while the cash flows of the business are considered the primary source of repayment on the loans. With all loan types, Management attempts to balance credit risk versus return by employing conservative credit standards and comprehensive underwriting guidelines in addition to the loan review function which monitors credits during and after the approval process.

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

                          UNITED NATIONAL BANK & TRUST

                            12 MO CUM ADJ GAP TREND

                                    [GRAPHIC]

GAP Analysis Ratios:

                      9/95   10/95   11/95   12/95    1/96     2/96     3/96     4/96     5/96     6/96     7/96     8/96     9/96
                     ------  ------  ------  ------  ------   ------   ------   ------   ------   ------   ------   ------   ------
Cumulative Bank GAP  74,051  71,341  71,805  73,340  77,756   77,688   76,731   79,155   80,719   81,104   85,993   80,766   78,146


Rate Sensitive Asset
  to Rate
Sensitive
  Liability (%)     114.01% 113.20% 113.11% 113.24% 113.95%  113.52%  113.09%  113.12%  113.20%  113.23%  114.15%  113.14%  112.20%

Adjusted GAP
  Percentage:

3 Months Cum GAP %   -4.55%   -4.17%  -4.38%  -5.20%  -9.07%   -9.17%  -11.38%  -11.06%  -10.70%  -10.32%   -8.86%  -10.22%   -8.08%
6 Months Cum GAP %   -6.25%   -4.33%  -5.98%  -7.15% -12.27%  -13.34%  -13.60%  -12.06%  -11.76%  -12.04%  -10.35%   -9.79%   -7.98%
12 Months Cum GAP %  -5.95%   -4.18%  -3.28%  -5.52%  -7.77%   -5.50%   -6.98%   -6.82%   -6.19%   -7.17%   -6.17%   -8.58%   -6.09%



United Bank policy/guideline limits:  +/- 10%

                                   UNB CORP.
                   ANALYSIS OF THE ALLOWANCE FOR LOAN LOSSES

                              (VALUATION RESERVES)

                               SEPTEMBER 30, 1996

                                (000'S omitted)

Balance at December 31, 1995                                          $ 7,242
    Charge-Offs (Domestic):
        Commercial, Financial, Agricultural                           $    53
        Real Estate - Commercial                                            0
        Real Estate - Residential                                          58
        Consumer Loans                                                  1,970
                                                                      -------
                     Total Charge-Offs                                $ 2,081
                                                                      -------
    Recoveries (Domestic):
        Commercial, Financial, Agricultural                           $     3
        Real Estate - Commercial                                           39
        Real Estate - Residential                                          55
        Consumer Loans                                                    678
                                                                      -------
                      Total Recoveries                                $   775
                                                                      -------
        Net Charge-Offs                                               $ 1,306
                                                                      -------
        Additions Charged to Operations                               $ 2,350

Balance at September 30, 1996                                         $ 8,286
                                                                      =======
Ratio of net charge-offs during this
    quarter to average loans outstanding                                 .10%
                                                                        ====
Allowance as a percentage of total loans                                1.37%
                                                                        ====


                                   UNB CORP.
                 ALLOCATION OF THE ALLOWANCE FOR LOAN LOSSES

                              SEPTEMBER 30, 1996

                               (000'S omitted)


                                                                                                    Percent of
                                                                                                       loans
                                                                                                 in each category
                                                                  Amount                          to total loans
                                                                  -------                        ----------------
Commercial, Financial, Agricultural                               $ 2,720                              12.87%
Real Estate - Commercial                                              663                              10.45%
Real Estate - Residential                                             207                              37.46%
Consumer Loans                                                      2,688                              39.22%

Unallocated:                                                        2,008                                N/A
                                                                  -------                             ------
Valuation Reserve on September 30, 1996                           $ 8,286                             100.00%
                                                                  =======                             ======


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



ITEM 5 - OTHER INFORMATION

 N/A

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

A.  Exhibit
    Number                                               Exhibit
    -------                                              -------
     27                                                  Financial Data Schedule (1)


B. Reports - Form 8-K - No reports on Form 8-K were filed by the Registrant during the first nine months of 1996.

(1) Filed only in electronic format pursuant to Item 601(b)(27) of Regulation
S-K.

SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                UNB CORP.
                                              (Registrant)


Date _________________________     ___________________________________
                                   James J. Pennetti
                                   (Duly authorized officer and
                                   Treasurer, UNB Corp.)