Form 10-K
period 1996-12-31
UNB CORP/OH
filed 1997-03-27
CIK 746481

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K


[X]             ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
               THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

                   For the fiscal year ended December 31, 1996

                         Commission File Number 0-13270

                                    UNB Corp.
             ------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

             Ohio                                          34-1442295
---------------------------------------               ------------------
 State or other jurisdiction of                          (IRS Employer
 incorporation or organization                         Identification No.)

 220 Market Avenue South, Canton, Ohio                       44701
---------------------------------------               ------------------
(Address of principal executive offices)                  (Zip Code)


Registrant's telephone number, including area code:  (330) 454-5821

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

The aggregate market value of the voting stock held by non-affiliates of the Registrant as of March 15, 1997: $185,548,573.

The number of shares outstanding of each of the Registrant's common stock, as of March 15, 1997: 5,798,393 shares of $1.00 per share stated value common stock.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the 1996 UNB Corp. Annual Report to Shareholders (Exhibit 13) is incorporated into Part I, Item 1(c), 1(e) and, Part II, Items 5, 6, 7, and 8.

Portions of the Definitive Proxy Statement of UNB Corp. dated February 21, 1997, for the Annual Shareholders Meeting to be held on April 15, 1997, are incorporated into Part III, Items 10, 11, 12, and 13.

         Total Number of Pages is    90
                                  ---------
         Exhibit Index is on Page    21
                                  ---------

                                    UNB CORP.
                                    FORM 10-K
                                      1996



PART I
------

                                                                                                                      Page
                                                                                                                      ----

Item  1       Business                                                                                                  3
Item  2       Properties                                                                                               16
Item  3       Legal Proceedings                                                                                        16
Item  4       Submission of Matters to a Vote of Security Holders                                                      17


PART II
-------

Item  5       Market Price of and Dividends on the Common Equity and Related
              Shareholder Matters                                                                                      17
Item  6       Selected Financial Data                                                                                  17
Item  7       Management's Discussion and Analysis of
              Financial Condition and Results of Operations                                                            17
Item  8       Financial Statements and Supplementary Data                                                              17
Item  9       Changes in and Disagreements with Accountants on
              Accounting and Financial Disclosure                                                                      18


PART III
--------

Item 10       Directors and Executive Officers of the Registrant                                                       19
Item 11       Executive Compensation                                                                                   19
Item 12       Security Ownership of Certain Beneficial Owners and Management                                           19
Item 13       Certain Relationships and Related Transactions                                                           19


PART IV
-------

Item 14       Exhibits, Financial Statement Schedules and Reports on Form 8-K                                          19
              Signatures                                                                                               20
              Exhibit Index                                                                                            21

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

c.      Description of UNB Corp.'s Business
        -----------------------------------

        The Bank is a full-service bank offering a wide range of commercial and personal banking services primarily to customers in northern Stark and southern Summit Counties of Ohio. These services include a broad range of loan, deposit and trust products and various miscellaneous services. Loan products include commercial and commercial real estate loans, a variety of mortgage and construction loan products, installment loans, home equity lines of credit, MasterCard lines of credit, accounts receivable, lease and floor plan financing. Deposit products include interest and non-interest bearing checking accounts, various savings accounts, certificates of deposit, and IRAs. The Trust Department provides fiduciary services in the areas of employee benefit trusts, personal trusts and investment management services. Miscellaneous services offered include safe deposit boxes, night depository, United States savings bonds, traveler's checks, money orders and cashier checks, bank-by-mail and bank-by-phone services, wire transfer service, utility bill payments and collections and notary services. Services provided for Bank customers through third party vendors include those of discount brokerage and the sale of mutual funds, annuities and life insurance. In addition, the Bank has correspondent relationships with major banks in New York, Pittsburgh and Detroit pursuant to which the Bank receives various financial services.

        The Bank's primary lending area consists of Stark County, Ohio, and its contiguous counties. Loans outside the primary lending area are considered for creditworthy applicants. Lending decisions are made in accordance with written loan policies designed to maintain loan quality.

        Retail lending products are comprised of credit card loans, overdraft lines, personal lines of credit and installment loans. Credit cards are unsecured credit accounts, on which the credit limits are determined by analysis of two primary criteria, the borrowers debt service and gross income. Overdraft lines of credit are lines attached to checking accounts to cover overdrafts and/or allow customers to write themselves a loan. Credit limits are based on a percentage of gross income and average deposits. Personal lines of credit include lines secured by junior mortgages (home equity) and Private Banking lines which are generally secured by junior mortgages but may be unsecured or secured by other collateral. The lines have a five year draw period and may then be renewed or amortized over ten years. Credit limits are determined by comparing three criteria, appraised value, debt service and gross income. Criteria for determining credit limits on private banking products also consider the applicant's annual income, net worth and average deposits. Installment loans include both direct and indirect loans. The term can range from three to 180 months, depending upon the collateral which includes new and used automobiles, boats and recreational vehicles as well as junior mortgages and unsecured personal loans. Retail lending underwriting guidelines include evaluating the entire credit using the Five C's of Credit, character, capacity, capital, condition and collateral. Credit scoring, analysis of credit bureau ratings and debt to income ratios are the major tools used by the lender in the underwriting process.

        The Bank offers several mortgage loan programs, including a variety of fixed and adjustable rate mortgages with maturities ranging from 120 to 360 months. The Bank also offers some specialty products such as jumbo mortgages, Mortgage Assistance Programs for low income individuals, construction and bridge loans. The underwriting guidelines include those for consumer loans and those necessary to meet secondary market guidelines. The Bank may originate loans for sale to the secondary market when it deems it profitable and desirable to do so. Residential real estate decisions focus on loan to value limits, debt to income ratio, housing to income ratio, credit history, and in some cases, whether private mortgage insurance is obtained.

        Business credit products include commercial loans and commercial real estate loans, Business Manager and leases. Commercial loans include lines and letters of credit, fixed, and adjustable rate term loans, demand and time notes. Commercial real estate loans include fixed and adjustable mortgages. Loans are generally to owner occupied businesses. The portfolio also includes loans to churches, residential rental property, shopping plazas and residential development loans. Loans to businesses often entail greater risk because the primary source of repayment is typically dependent upon adequate cash flow. Cash flow of a business can be subject to adverse conditions in the economy or a specific industry. Should cash flow fail, the lender looks to the assets of the business and/or the ability of the comakers to support the debt. Commercial lenders consider the Five C's of Credit, character, capacity, capital, condition and collateral in making commercial credit decisions. Business Manager is a system which the Bank uses to assist creditworthy businesses with accounts receivable management. It is a hybrid program combining funding and billing with cash management, monitoring and reporting functions. The Bank purchases creditworthy receivables at full recourse with a flexible reserve. The Bank may earn a discount, interest and/or fees. The Bank has provided both direct and indirect leasing on a limited basis. The direct leases are for specific equipment and may be open-end or closed-end. Indirect leases are established by granting a lease line to a dealer, while the Bank holds title and files a UCC lien for an assignment of the lease. Each vehicle has its own amortization.

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

        Revenues from loans accounted for 78%, 75%, and 73% of consolidated revenues in 1996, 1995, and 1994, respectively. Revenues from interest and dividends on investment and mortgage-backed securities accounted for 11%, 14%, and 13%, of consolidated revenues in 1996, 1995, and 1994, respectively.

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

        During 1996, Management evaluated the benefits attributable to operating a finance company as an affiliate of the Corporation. Upon Board of Director approval, application was made in November with the State of Ohio, Department of Commerce, Division of Consumer Finance for a license to operate a finance company. Management believes that the addition of a finance company will contribute to its continuing efforts to maximize shareholder value. It is anticipated that the finance company will not have a material impact on earnings in 1997.

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

        As a national bank, United National Bank & Trust Co. is supervised and regulated by the Comptroller of the Currency (Comptroller). The deposits of the Bank are insured by the Bank Insurance Fund (BIF) while deposits purchased from savings and loans in 1994 and 1991 are insured by the Savings Association Insurance Fund (SAIF) of the Federal Deposit Insurance Corporation (FDIC). The Bank is subject to the applicable provisions of the Federal Deposit Insurance Act. Various requirements and restrictions under the laws of the United States and the State of Ohio affect the operations of the Bank, including requirements to maintain reserves against deposits, restrictions on the nature and amount of loans which may be made and the interest which may be charged thereon, restrictions relating to investments and other activities, limitations on credit exposure to correspondent banks, limitations on activities based on capital and surplus, limitations on payment of dividends, and limitations on branching. Under current laws, the Bank may establish branch offices throughout the State of Ohio. Pursuant to recent federal legislation, the Bank may branch across state lines, if permitted by the law of the other state. In addition, effective June 1997, such interstate branching by the Bank will be authorized, unless the law of the other state specifically prohibits the interstate branching authority granted by federal law.

        The Federal Reserve Board has adopted risk-based capital guidelines for bank holding companies. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-based assets by assigning assets and off-balance sheet items to broad risk categories. The required minimum ratio of capital to risk-weighted assets (including certain off-balance sheet items, such as standby letters of credit) was 8.00% at December 31, 1996 as disclosed in Note 15 of UNB Corp.'s 1996 Annual Report (See Exhibit 13). At least half of the total regulatory capital is to be comprised of common stockholders' equity, including retained earnings, noncumulative perpetual preferred stock, a limited amount of cumulative perpetual preferred stock, and minority interests in equity accounts of consolidated subsidiaries less goodwill (Tier 1 capital). The remainder (Tier 2 capital) may consist of, among other things, mandatory convertible debt securities, a limited amount of subordinated debt, other preferred stock and a limited amount of allowance for loan and lease losses. The Federal Reserve Board has also imposed a minimum leverage ratio (Tier 1 capital to total assets) of 4% for bank holding companies that meet certain specified conditions, including no operational, financial or supervisory deficiencies, and including those having the highest regulatory (CAMEL) rating. The minimum leverage ratio is 1.0-2.0% higher for other holding companies based on their particular circumstances and risk profiles and those experiencing or anticipating significant growth. National banks are subject to similar capital requirements adopted by the Comptroller.

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

        Competition
        -----------

        The Bank competes with eight state and national banks located in Stark and Summit Counties as well as an additional four in Summit County alone. The Bank also competes with a large number of other financial institutions, such as savings and loan associations, savings banks, insurance companies, consumer finance companies, credit unions, mortgage banking companies, and commercial finance and leasing companies, for deposits, loans and financial services business. Mergers between financial institutions have added to the competitive pressure. In addition, money market mutual funds, brokerage houses, and similar organizations provide many of the financial services offered by the Bank. Many competitors have substantially greater resources than the Bank. In the opinion of management, the principal methods of competition are the rates of interest charged for loans, the rates of interest paid for deposits and borrowing, the fees charged for services, the availability and quality of services provided and the convenience of its branch locations.

        Effects of Compliance with Environmental Regulations
        ----------------------------------------------------

        Compliance with Federal, State and local provisions regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment has not had a material effect upon the capital expenditures, earnings or competitive position of the Registrant or its subsidiaries. The Registrant anticipates, based on the nature of its business, that it will have no material capital expenditures for the purpose of protecting the environment in the foreseeable future. From time to time the Bank may be required to make capital expenditures for environmental control facilities related to properties acquired through foreclosure proceedings. Currently the Bank owns such a parcel, 7.62 acres of OREO property located in the northwest quadrant of Stark County. A large national petroleum company, owner of the facility at the date it was taken out of service, is the party responsible for the contamination cleanup according to the State of Ohio's Bureau of Underground Storage Tanks (BUSTER) regulations. Several environmental assessments by the Bank and the petroleum company have been filed with the State agency. A remediation plan was prepared by the petroleum company's engineering consultants, however it was not released to the Bank or filed with BUSTER by the required due date of November 1, 1996. A decision by BUSTER was anticipated after the filing of the plan, however cutbacks in the agency's staffing levels have added to the delay in the resolution of this matter. The Bank, through legal counsel, has made numerous unsuccessful attempts to contact the petroleum company to move forward with its responsibility to clean up the site. The Bank is considering filing some form of legal action in an effort to gain the company's attention and prioritize this project. In the interim, the Bank has listed the property for sale. The estimated cleanup costs, should they become the responsibility of the Bank, are not material to the business or financial condition of the Registrant and have been set up as an allowance against the property's value on the Bank's Consolidated Balance Sheet.

        Employees
        ---------

        As of December 31, 1996, UNB Corp. and its subsidiaries had 274 full-time employees and 59 part-time employees. UNB Corp. and its subsidiaries are not a party to any collective bargaining agreement and management considers its relationship with its employees to be good.

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

e.      Statistical Disclosure
        ----------------------

        The following section contains certain financial disclosures related to the Registrant as required under the Securities and Exchange Commission's Industry Guide 3, "Statistical Disclosures by Bank Holding Companies", or a specific reference as to the location of the required disclosures in the Registrant's 1996 Annual Report to Shareholders, portions of which are incorporated in this Form 10-K by reference.

                       UNB CORP.'S STATISTICAL INFORMATION
                       -----------------------------------


I.      DISTRIBUTION OF ASSETS, LIABILITIES, AND SHAREHOLDERS' EQUITY; INTEREST
        -----------------------------------------------------------------------
        RATES AND INTEREST DIFFERENTIAL
        -------------------------------

A.      The average balance sheet information and the related analysis of net
&       interest earnings for the years ending December 31, 1996, 1995, and 1994
B. are included in Table 4 - "Average Balance Sheet and Related Yields", within Management's Discussion and Analysis of Financial Condition and Results of Operations found on page 37 of the Registrant's 1996 Annual Report to Shareholders and is incorporated into this Item I by reference.

        All interest is reported on a fully taxable equivalent basis using a marginal tax rate of 35%. Nonaccruing loans, for the purpose of the computations, are included in the daily average loan amounts outstanding. Loan fees in the amount of $3,477,766, $2,901,438 and $2,535,284 are included in interest on loans for the years ended December 31, 1996, 1995, and 1994.

C. Tables setting forth the effect of volume and rate changes on interest income and expense for the years ended December 31, 1996 and 1995 are included in Table 2 - "Changes in Net Interest Differential - Rate/Volume Analysis", within Management's Discussion and Analysis of Financial Condition and Results of Operations found on Page 35 of the Registrant's 1996 Annual Report to Shareholders and is incorporated into this Item I by reference. For purposes of these tables, changes in interest due to volume and rate were determined as follows:

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


II.    INVESTMENT PORTFOLIO
       --------------------

A.     Investment Securities

       The carrying value of investment and mortgage-backed securities at the dates indicated are summarized below:

                                                                                                December 31,
       (Dollars in thousands)                                                          1996        1995         1994
                                                                                       ----        ----         ----

       U.S. Treasury securities and securities
         of U.S. government agencies and corporations                               $ 75,817     $ 53,991     $ 63,070
       Obligations of states and political subdivisions                                1,051        1,238        3,439
       Mortgage-backed securities                                                     42,907       63,087       61,586
       Other securities                                                               13,111        9,900       11,414
                                                                                     -------    ---------     --------
          Total investment and mortgage-backed securities                           $132,886     $128,216     $139,509
                                                                                     =======      =======     ========

B. The carrying value and weighted average interest yield for each investment category listed in Part A at December 31, 1996 which are due
        (1) in one year or less, (2) after one year through five years, (3) after five years through ten years, and (4) after ten years are presented in Note 3 - Securities, found on page 23 in the Notes to Consolidated Financial Statements in the Registrant's 1996 Annual Report to Shareholders and is incorporated herein by reference. The weighted average yields have been computed by dividing the total interest income adjusted for amortization of premiums or accretion of discount over the life of the security by the par value of the securities outstanding. The weighted average yields of tax exempt obligations are presented on a non-taxable basis, prior to adjustment to a fully taxable equivalent basis or consideration of related non-deductible interest expense.

C. Excluding those holdings of the investment portfolio in U.S. Treasury securities and other agencies and corporations of the U.S. government, there were no investments in securities of any one issuer which exceeded 10% of the consolidated shareholder's equity of the Registrant at December 31, 1996.

III.    LOAN PORTFOLIO
        --------------

A. Types of Loans - Total loans on the balance sheet are comprised of the following classifications at December 31,

        (Dollars in thousands)                        1996          1995          1994           1993           1992
                                                      ----          ----          ----           ----           ----

        Commercial                                 $ 78,293       $ 64,811     $ 61,094       $ 61,209        $ 69,935
        Commercial real estate                       65,875         60,478       53,252         46,723         n/a
        Residential real estate                     242,652        172,283      115,354         81,495         110,957
        Consumer loans                              230,782        221,158      182,822        161,041         140,046
                                                    -------        -------      -------        -------         -------
         Total loans                               $617,602       $518,730     $412,522       $350,468        $320,938
                                                    =======        =======      =======        =======         =======

        The dollar amounts of loans contained in the Commercial real estate category are not available for the year ending December 31, 1992. Balances for this category of loans are included in the Commercial and Residential real estate loan categories for that year.

B. Maturities and Sensitivities of Loans to Changes in Interest Rates - The following is a schedule of contractual maturities and repayments excluding residential real estate mortgage and consumer loans, as of December 31, 1996:

        (Dollars in thousands)
                                                                               Commercial and
                                                                            Commercial Real Estate
                                                                            ----------------------
        Due in one year or less                                                     $ 31,388
        Due after one year, but within five years                                     68,122
        Due after five years                                                          44,658
                                                                                    --------
            Total                                                                   $144,168
                                                                                    ========

        The following is a schedule of fixed rate and variable rate commercial and commercial real estate loans due after one year (variable rate loans are those loans with floating or adjustable interest rates):

        (Dollars in thousands)
                                                                                 Fixed                 Variable
                                                                             Interest Rates         Interest Rates
                                                                             --------------         --------------

        Total commercial, and commercial real estate
           loans due after one year                                            $70,501                 $42,279

C.      Risk Elements

        1. Nonaccrual, Past Due and Restructured Loans - The following schedule summarizes nonaccrual, past due, and restructured loans:

              (Dollars in thousands)                          1996          1995            1994        1993         1992
                                                             -----          ----            ----        ----         ----

              Nonaccrual loans                               $  709         $1,066        $1,039      $   605       $    29
              Accrual loans past due 90 days                    130            254            19           40           200
              Restructured loans                                237            212           375          689           530
                                                             ------         ------        ------      -------        ------
                  Total                                       1,076          1,532         1,433        1,334           759
              Potential problem loans                         1,699          1,075         5,386        5,521         2,855
                                                              -----          -----        ------        -----         -----
                  Total                                      $2,775         $2,607        $6,819      $ 6,855       $ 3,614
                                                             ======         ======        ======      =======       =======

              For the year ended December 31, 1996, $8,754 of interest income would have been earned under the original terms of those loans classified as nonaccrual. The policy for placing loans on nonaccrual status is to cease accruing interest on loans when management believes that the collection of interest is doubtful, or when loans are past due as to principal or interest ninety days or more. The loans must be brought current and kept current for six consecutive months before being removed from nonaccrual status. When loans are charged-off, any accrued interest recorded in the current fiscal year is charged against interest income. The remaining balance is treated as a loan charge-off.

              The Corporation adopted Statements of Financial Accounting Standards (SFAS) No. 114 and SFAS No. 118 effective January 1, 1995. At December 31, 1996, loans totaling $268 thousand were classified as impaired. All loans classified as impaired at December 31, 1996 were also classified as nonaccrual loans, and therefore the adoption of SFAS No. 114 and SFAS NO. 118 had no effect on the comparability of non-performing assets at December 31, 1996 to prior periods.

        2. Potential Problem Loans - As shown in the table above, at December 31, 1995, there are approximately $1.7 million of loans not otherwise identified which are included on management's watch list. Management's watch list includes both loans which management has some doubt as to the borrowers' ability to comply with the present repayment terms and loans which management is actively monitoring due to changes in the borrowers financial condition. These loans and their potential loss exposure have been considered in management's analysis of the adequacy of the allowance for loan losses.

        3. Foreign Outstandings - There were no foreign outstandings at December 31, 1996, 1995, or 1994.

        4. Loan Concentrations - As of December 31, 1996, indirect installment loans comprise 33.4% of loans. The dealer network from which indirect loans were purchased in 1996 included 127 dealers in a 15 county area, the largest of which was responsible for 6% of total indirect volume for 1996. There are no additional concentrations of loans greater than 10% of total loans which are not otherwise disclosed as a category of loans pursuant to Item III. A. above. Also refer to the Note 1, Concentrations of Credit Risk, found on Page 21 of the 1996 Annual Report incorporated herein by reference.

        5. No material amount of loans that have been classified by regulatory examiners as loss, substandard, doubtful, or special mention have been excluded from the amounts disclosed as nonaccrual, past due 90 days or more, restructured, or potential problem loans.

D. Other Interest Bearing Assets - As of December 31, 1996, there are no other interest bearing assets that would be required to be disclosed under Item III C.1 or 2 if such assets were loans. The Registrant had Other Real Estate Owned at December 31, 1996, in the amount of $529,841.

IV.     SUMMARY OF LOAN LOSS EXPERIENCE
        -------------------------------

A. The following schedule presents an analysis of the allowance for loan losses, average loan data, and related ratios for the years ended December 31,

         (Dollars in thousands)               1996         1995         1994         1993         1992
                                              ----         ----         ----         ----         ----

Average loans outstanding during the
  period (net of unearned income)           $582,418     $464,314     $385,618     $339,468     $306,718
                                            ========     ========     ========     ========     ========
Allowance for loan losses
  at beginning of year                      $  7,242     $  6,348     $  6,056     $  4,355     $  3,221
Loans charged off:
  Commercial                                     106           26           13           37          518
  Commercial real estate                           0           20           52           11          n/a
  Residential real estate                        156           71            3           11           37
  Consumer loans                               2,900        1,441        1,095          822        1,313
                                            --------     --------     --------     --------     --------
       Total charge-offs                       3,162        1,558        1,163          881        1,868
Recoveries:
  Commercial                                       5           29           52           69          187
  Commercial real estate                          39           26            7           --          n/a
  Residential real estate                         71           71           11            7           --
  Consumer loans                               1,000          576          365          311          315
                                            --------     --------     --------     --------     --------
Total recoveries                               1,115          702          435          387          502
                                            --------     --------     --------     --------     --------
Net charge-offs                                2,047          856          728          494        1,366
Additions from loans acquired                      -            -            -            -            -
Addition to provision for loan
  loss charged to operations                   3,140        1,750        1,020        2,195        2,500
                                            --------     --------     --------     --------     --------
Allowance for loan losses at end of year    $  8,335     $  7,242     $  6,348     $  6,056     $  4,355
                                            ========     ========     ========     ========     ========
Ratio of net charge-offs to average
  loans, net of unearned income                 0.35%        0.18%        0.19%        0.15%        0.45%
                                            ========     ========     ========     ========     ========

         The allowance for loan losses balance and the provision charged to expense are judgmentally determined by management based upon the periodic review of the loan portfolio, an analysis of impaired loans, past loan loss experience, economic conditions, anticipated loan portfolio growth, and various other circumstances which are subject to change over time. In making this judgment, management reviews selected large loans as well as delinquent loans, nonaccrual loans, problem loans, and loans to industries experiencing economic difficulties. The collectibility of these loans is evaluated after considering the current financial position of the borrower, the estimated market value of the collateral, guarantees, and the Company's collateral position versus other creditors. Judgments, which are necessarily subjective, as to the probability of loss and the amount of such loss, are formed on these loans, as well as other loans in the aggregate.

B. The following schedule is a breakdown of the allowance for loan losses allocated by type of loan and related ratios:

                                                                  Allocation of the Allowance for Loan Losses
                                                    ---------------------------------------------------------------------
                                                                      Percentage                              Percentage
                                                                      of Loans                                of Loans
                                                                       in Each                                in Each
                                                    Allowance         Category to           Allowance         Category to
                                                      Amount          Total Loans             Amount          Total Loans
                                                      ------          -----------             ------          -----------

         (Dollars in thousands)
                                                          December 31, 1996                      December 31, 1995
                                                    ------------------------------          -----------------------------


         Commercial                                   $2,064             12.7%              $ 2,160               12.5%
         Commercial real estate                          663             10.7                   782               11.7
         Residential real estate                         244             39.3                   129               33.2
         Consumer                                      4,420             37.3                 2,174               42.6
         Unallocated                                     944               --                 1,997                 --
                                                     -------            ------              -------              ------
             Total                                    $8,335            100.0%              $ 7,242              100.0%
                                                      ======            ======              =======              ======

                                                          December 31, 1994                        December 31, 1993
                                                    -------------------------               --------------------------


         Commercial                                 $1,660               14.9%              $1,638                17.5%
         Commercial real estate                        840               13.0                  701                13.3
         Residential real estate                     1,257               28.2                1,230                23.2
         Consumer                                    2,129               43.9                1,412                46.0
         Unallocated                                   462                 --                1,075                   -
                                                    ------             ------                -----               ------
             Total                                  $6,348             100.0%               $6,056               100.0%
                                                     =====             ======                =====               ======


                                                         December 31, 1992
                                                    --------------------------
         Commercial                                 $  877               21.8%
         Commercial real estate                        N/A                N/A
         Residential real estate                       953               34.6
         Consumer                                    1,490               43.6
         Unallocated                                 1,035                  -
                                                     -----              ------
             Total                                  $4,355              100.0%
                                                     =====              ======


         A comparison of allocations of the allowance for loan losses between December 31, 1996 and prior year ends shows a significant shift in the dollars allocated to each of the four loan categories. During the third quarter of 1995, a change in the methodology used to determine the allocation of the allowance for loan losses among the various loan categories was approved by the Executive Committee of the Board of Directors and instituted by management. Management will continue to use the same three methodologies it has historically used to determine the allocation of the allowance, however, it will select the single methodology that results in the highest aggregate calculation for allocation of the allowance among the various loan categories, and not the highest specific allocation for each loan category from among the three methodologies. Management believes this change reflects a more reliable analysis of the Bank's risk of loan loss.

         At December 31, 1996, and 1995, $135,000 and $188,000, respectively, was specifically allocated to commercial loans in connection with the adoption of SFAS No. 114. Because management's analysis of problem loans would have provided a similar allocation prior to adopting SFAS No. 114, the adoption of SFAS No. 114 had no impact on the comparability of the December 31, 1996 and 1995 allowance for loan loss allocation to prior periods.

         While management's periodic analysis of the adequacy of the allowance for loan loss may allocate portions of the allowance for specific problem loan situations, the entire allowance is available for any loan charge-offs that occur.

V.       DEPOSITS
         --------

         The following is a schedule of average deposit amounts and average rates paid on each category for the periods included:

         (Dollars in thousands)                                    Years Ended December 31,
                                          -----------------------------------------------------------------------------
                                                     1996                         1995                         1994
                                                     ----                         ----                         ----
                                          Amount        Rate           Amount        Rate           Amount         Rate
                                          ------        ----           ------        ----           ------         ----
         Noninterest bearing
            demand deposits               $ 71,263         -           $ 66,329         -           $ 58,788          -
         Interest bearing
            demand deposits                 71,078      1.98%            68,361      1.92%            66,667       1.91%
         Savings                           157,662      2.85            151,229      2.63            151,768       2.47
         Certificates and other
            time deposits                  271,351      5.73            216,187      5.67            149,771       4.40
                                           -------                      -------                      -------
                                          $571,354                     $502,106                     $426,994
                                           =======                      =======                      =======


         The following table summarizes time deposits issued in amounts of $100,000 or more as of December 31, 1996 by time remaining until maturity:

         (Dollars in thousands)

         Maturing in:
                  Under 3 months                    $ 10,272
                  Over 3 to 6 months                  10,914
                  Over 6 to 12 months                  7,212
                  Over 12 months                       8,081
                                                    --------
                                                    $ 36,479
                                                    ========

VI.      RETURN ON EQUITY AND ASSETS
         ---------------------------

         Information required by this section is incorporated by reference to the information appearing in the table under the caption "Five-Year Summary of Selected Data" located on Page 44 of the Registrant's 1996 Annual Report to Shareholders.


VII.     SHORT-TERM BORROWING
         --------------------

         Information required by this section is incorporated by reference to
         Note 8 - "Short-term Borrowing" on Page 25 of the 1996 Annual Report to Shareholders incorporated herein by reference.

Item 2 - Properties
-------------------

         UNB Corp.'s executive offices as well as the executive offices and the main branch office of United National Bank are located in the United Bank Building at 220 Market Avenue South, Canton, Ohio. This property is leased through 2003 with five three-year options extending through the year 2018. The properties occupied by thirteen of the Bank's branches are owned by the Bank, while properties occupied by its remaining seven branches are leased with various expiration dates running through the year 2017 with renewal options. In March of 1996, the Bank's Hartville South Prospect Branch location was sold with a lease back arrangement in effect until the completion of a new Bank owned, branch facility in Hartville into which the two existing Hartville branch facilities would be consolidated. The new branch was occupied in February, 1997.

         The Bank's Operations Center, at 624 Market Avenue North, Canton, Ohio, is owned by the Bank which leases approximately 13,000 square feet of this facility to a law firm. There is no mortgage debt owing on any of the above property owned by the Bank. A listing of all branch offices is located under the caption "Banking Centers" found on page 14 of the Registrant's 1996 Annual Report to Shareholders, and is incorporated herein by reference. With the new Hartville facility, relocation of the Amherst Branch to a more accessible leased facility within the Amherst Shopping Center, the anticipated opening of the new leased Portage and Frank Branch in mid-1997 and two planned in-store leased branch facilities in the Green and Alliance communities scheduled for opening in the late third quarter of 1997, management considers its properties to be satisfactory for its current operations.

Item 3 - Legal Proceedings
--------------------------

         The nature of UNB Corp.'s business results in a certain amount of litigation. Accordingly, the corporation and its subsidiaries are subject to various pending and threatened lawsuits in which claims for monetary damages are asserted in the ordinary course of business. While any litigation involves an element of uncertainty, in the opinion of management, liabilities, if any, arising from such litigation or threat thereof will not have a material effect on the Company.

         In June 1996, as a result of threats to block and barricade ingress and egress to the Lake Cable branch of the Bank by the partnership which then owned the Cable Shores Shopping Center, the Bank and other adjacent property owners commenced an action in the Stark County Common Pleas Court for a temporary restraining order and an injunction prohibiting the threatened interference and for a court declaration that the Bank, other property owners, and their customers have the right to such access. The temporary restraining order was granted. A counterclaim was filed against the Bank by the partnership which seeks compensatory damages of one million dollars and punitive damages of two million dollars from the Bank for alleged trespass arising from the use of the entrance driveway by the Bank and its customers. Although this matter remains in litigation and the issues have not yet been resolved at trial, it is the position of management and counsel that the Bank has defenses to the counterclaim and that the Bank's use of the driveway does not constitute trespass.

Item 4 - Submission of Matters to a Vote of Security Holders
------------------------------------------------------------

         During the fourth quarter of the year ended December 31, 1996, there were no matters submitted to a vote of security holders.

                                     PART II

Item 5 - Market Price of and Dividends on the Common Equity and Related
-----------------------------------------------------------------------
Shareholder Matters
-------------------

         The information required under this item is incorporated by reference to the information appearing under the caption "Market Price Ranges for Common Stock" located on Page 43 of the Registrant's 1996 Annual Report to Shareholders. In addition, attention is directed to the caption "Capital Resources" within Management's Discussion and Analysis located on page 40 of the Registrant's 1996 Annual Report to Shareholders and to Note 15 "Dividend and Regulatory Capital Requirements" located on page 29 therein. Such information is incorporated herein by reference.

Item 6 - Selected Financial Data
--------------------------------

         The information required under this item is incorporated by reference to the information appearing under the caption "Five Year Summary of Selected Data" located on page 44 of the 1996 Annual Report to Shareholders. See Note 1 under the caption "Allowance for Loan Losses" on page 20 and Note 4 - "Loans" on page 24 of the 1996 Annual Report to Shareholders, incorporated herein by reference for a discussion of the impact of the adoption on January 1, 1995 of SFAS No. 114 and No. 118, "Accounting by Creditors for Impairment of a Loan". See Note 2, "Acquisition and Intangible Assets" on page 22 of the 1996 Annual Report to Shareholders for a discussion of the impact on the Registrant of the acquisition of certain assets and assumption of certain deposits and other liabilities of the former TransOhio Federal Savings Bank from the Resolution Trust Company in 1994.

Item 7 - Management's Discussion and Analysis of Financial Condition and Results
--------------------------------------------------------------------------------
          of Operations
          -------------

         "Management's Discussion and Analysis of Financial Condition and Results of Operations" appears on pages 33 through 42 of the Registrant's 1996 Annual Report to Shareholders and is incorporated herein by reference.

Item 8 - Financial Statements and Supplementary Financial Data
--------------------------------------------------------------

         The Registrant's Report of Independent Auditors and Consolidated Financial Statements and accompanying notes are listed below and are incorporated herein by reference to UNB Corp.'s 1996 Annual Report to Shareholders (Exhibit 13), pages 15 through 32. The supplementary financial information specified by Item 302 of Regulation S-K, selected quarterly financial data, is included in Note

         19 to the consolidated financial statements found on page 32.

                         Report of Independent Auditors

                           Consolidated Balance Sheets
                           December 31, 1996 and 1995

                        Consolidated Statements of Income
                   For the three years ended December 31, 1996

           Consolidated Statements of Changes in Shareholders' Equity
                   For the three years ended December 31, 1996

                      Consolidated Statements of Cash Flows
                   For the three years ended December 31, 1996

                   Notes to Consolidated Financial Statements

Item 9 - Changes in and Disagreements with Accountants on Accounting and
------------------------------------------------------------------------
         Financial Disclosure
         --------------------

         Crowe, Chizek and Company LLP, Certified Public Accountants, served as independent public accountants for the purpose of auditing the Corporation's Annual Consolidated Financial Statements and for the preparation of consolidated tax returns for the fiscal years ending December 31, 1996, 1995, and 1994. The appointment of independent public accountants is approved annually by the Board of Directors. For the year 1997, the Board of Directors has again authorized the engagement of Crowe, Chizek and Company LLP as independent auditors.

                                    PART III


Information relating to the following items is included in the Registrant's definitive proxy statement for the annual meeting of shareholders to be held Tuesday, April 15, 1997, ("1996 Proxy Statement") filed with the Commission pursuant to Section 14(A) of the Securities Exchange Act of 1934 and is incorporated by reference into this Form 10-K Annual Report (Exhibit 22).

Item 10 - Directors and Executive Officers of the Registrant
------------------------------------------------------------

Item 11 - Executive Compensation
--------------------------------

Item 12 - Security Ownership of Certain Beneficial Owners and Management
------------------------------------------------------------------------

Item 13 - Certain Relationships and Related Transactions
--------------------------------------------------------


                                     PART IV

Item 14 - Exhibits, Financial Statement Schedules and Reports on Form 8-K
-------------------------------------------------------------------------

A.       Financial Statement Schedules
         -----------------------------

         1.    Financial Statements
               --------------------

               The following consolidated financial statements of the Registrant appear in the 1996 Annual Report to Shareholders (Exhibit 13) on the pages referenced and are specifically incorporated by reference under Item 8 of this Form 10-K:

                                                                                 Annual Report
                                                                                  Page Numbers
                                                                                  ------------

               Report of Independent Auditors                                              15
               Consolidated Balance Sheets, December 31, 1996 and 1995                     16
               Consolidated Statements of Income,
                 For the three years ended December 31, 1996                               17
               Consolidated Statements of Changes in Shareholders' Equity,
                 For the three years ended December 31, 1996                               18
               Consolidated Statements of Cash Flows,
                 For the three years ended December 31, 1996                               19
               Notes to Consolidated Financial Statements                               20-32

         2.    Financial Statement Schedules
               -----------------------------

               Financial statement schedules are omitted as they are not required or are not applicable, or the required information is included in the financial statements found in the Registrant's 1996 Annual Report to Shareholders.

         3.    Exhibits
               --------

               Reference is made to the Exhibit Index which is found on Page 22 of this Form 10-K.



B.       Reports on Form 8-K
         -------------------

         No reports on Form 8-K were filed during the last quarter of the year ending December 31, 1996.

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

                                            UNB Corp.


                                            By /s/ Robert L. Mang
                                              ----------------------------------
                                              Robert L. Mang, President and CEO

                                            Date  March 26, 1997
                                                --------------------------------

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

         Signature                                   Title                              Date
         ---------                                   -----                              ----


       /s/ Robert L. Mang                        President, CEO                 March 26, 1997
----------------------------------               and Director                   ----------------------
         Robert L. Mang                          (Principal Executive Officer)




       /s/ James J. Pennetti                     Vice President                 March 26, 1997
----------------------------------               and Treasurer                  ----------------------
         James J. Pennetti                       (Principal Financial
                                                 and Accounting Officer)




       /s/ Donald W. Schneider                   Chairman of                    March 13, 1997
----------------------------------               the Board                      ----------------------
         Donald W. Schneider



       /s/ E. Lang D'Atri                        Director                       March 13, 1997
----------------------------------                                              ----------------------
         E. Lang D'Atri



       /s/ Edgar W. Jones, Jr.                   Director                       March 13, 1997
----------------------------------                                              ----------------------
         Edgar W. Jones, Jr.


      /s/ James A. O'Donnell                     Director                       March 13, 1997
----------------------------------                                              ----------------------
         James A. O'Donnell

                                  EXHIBIT INDEX
                                  -------------


Exhibit Number                                     Exhibit Description
--------------                         -----------------------------------------

       11 Statement regarding Computation of Per Share Earnings (included in Note 1 to the Consolidated Financial Statements, 1996 Annual Report to Shareholders under the caption "Earnings and Dividends Declared Per Share").


       13 Annual Report to Shareholders of UNB Corp. for the Fiscal Year Ended December 31, 1996.


       21                              Subsidiaries of the Registrant (exhibit
                                       is filed herewith).


       22 Proxy Statement of UNB Corp. dated February 21, 1997, for the Annual Meeting of Shareholders on April 15, 1997.


       27                              Financial Data Schedule (submitted as
                                       part of electronic filing only)