Form 10-Q
period 1997-03-31
UNB CORP/OH
filed 1997-05-14
CIK 746481

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   March 31, 1997
                               ------------------

Commission file number 0-13270

                                    UNB CORP.
             ------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

            Ohio                                       34-1442295
---------------------------------       ---------------------------------------
(State or other jurisdiction of         (I.R.S. Employer Identification Number)
incorporation or organization)

220 Market Avenue, South
Canton, Ohio                                                        44702
----------------------------------------                  ---------------------
(Address of principal executive offices)                        (Zip Code)

Registrant's telephone number, including area code           (330) 454-5821
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

                                            Yes    X               No
                                               ----------            --------
       Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

       Common Stock, $1.00 Stated Value         Outstanding at April 30, 1997
                                                5,766,427 Common Shares

                                    UNB CORP.

                                    FORM 10-Q

                          QUARTER ENDED MARCH 31, 1997

                         PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

        Interim financial information required by Regulation 210.10-01 of Regulation S-X is included in this Form 10Q as referenced below:

                                                                    Page
                                                                  Number(s)
                                                                  ----------
Consolidated Balance Sheets                                            1

Consolidated Statements of Income                                      2

Condensed Consolidated Statements
 of Changes in Shareholders' Equity                                    3

Consolidated Statements
 of Cash Flows                                                         4

Notes to the Consolidated Financial Statements                      5-12

Item 2 - Management's Discussion and Analysis of
         Financial Condition and Results of Operations             13-23

                           PART II - OTHER INFORMATION

Item 4 - Submission of Matters to a Vote of
         Security Holders                                             24

Item 5 - Other Information                                            24

Item 6 - Exhibits and Reports on Form 8-K                             24

Signatures                                                            25

                               U N B  C O R P.
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

(In thousands)                                                       MARCH 31,  December 31,
                                                                       1997         1996
                                                                    ----------  ------------
ASSETS
Cash and cash equivalents                                           $  27,802    $  34,762
Federal funds sold                                                      5,000        6,800
Interest bearing deposits with banks                                      247          157
Securities, net (Fair value:
  $74,438 and $89,995, respectively)(Note 2)                           74,419       89,979
Mortgage-backed securities (Fair value:
  $48,746 and $43,058, respectively)(Note 2)                           48,675       42,907
Loans originated and held for sale                                      1,380            0
Loans:
    Total loans (Notes 3 and 6)                                       624,879      617,602
    Allowance for loan losses (Note 4)                                 (8,356)      (8,335)
------------------------------------------------------------------------------------------
     Net loans                                                        616,523      609,267
Premises and equipment, net                                            10,711       10,044
Intangible assets                                                       6,100        6,353
Accrued interest receivable and other assets                            8,819        9,710
------------------------------------------------------------------------------------------
      TOTAL ASSETS                                                  $ 799,676    $ 809,979
==========================================================================================


LIABILITIES
Deposits:
   Noninterest bearing deposits                                     $  73,323    $  81,554
   Interest bearing deposits                                          519,528      519,110
------------------------------------------------------------------------------------------
       Total deposits                                                 592,851      600,664
Fed funds purchased and short-term borrowings                          66,347       68,408
Federal Home Loan Bank advances (Note 6)                               61,406       62,603
Accrued taxes, expenses and other liabilities                           6,678        6,970
------------------------------------------------------------------------------------------
      TOTAL LIABILITIES                                               727,282      738,645

SHAREHOLDERS' EQUITY
Common stock ($1.00 stated value, 15,000,000 shares authorized;
   5,808,960 and 5,785,605 issued and outstanding, respectively)        5,809        5,786
Paid-in capital                                                        32,698       32,497
Retained earnings                                                      33,242       31,879
Unrealized gain on securities available for sale, net of tax              971        1,172
Treasury stock                                                           (326)           0
------------------------------------------------------------------------------------------
      TOTAL SHAREHOLDERS' EQUITY                                       72,394       71,334
------------------------------------------------------------------------------------------
                TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY          $ 799,676    $ 809,979
==========================================================================================


               See Notes to the Consolidated Financial Statements

                               U N B  C O R P.
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)


(In thousands except per share data)                                   THREE MONTHS ENDED
                                                                            MARCH 31,
                                                                       ------------------
                                                                       1997           1996
                                                                       ----           ----
INTEREST INCOME:
  Interest and fees on loans:
    Taxable                                                        $   13,285    $   11,919
    Tax exempt                                                             48            60
  Interest and dividends on investments
      & mortgage-backed securities:
    Taxable                                                             1,853         1,837
    Tax exempt                                                             12            15
  Interest on bank deposits and federal funds sold                        180            94
-------------------------------------------------------------------------------------------
          Total interest income                                        15,378        13,925
-------------------------------------------------------------------------------------------

INTEREST EXPENSE:
  Interest on deposits                                                  5,463         5,049
  Interest on short-term borrowings                                       767           682
  Interest on FHLB advances                                             1,014           513
-------------------------------------------------------------------------------------------
          Total interest expense                                        7,244         6,244
-------------------------------------------------------------------------------------------
NET INTEREST INCOME                                                     8,134         7,681
PROVISION FOR LOAN LOSSES (NOTE 4)                                        675           630
-------------------------------------------------------------------------------------------
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES                     7,459         7,051

OTHER INCOME:
  Service charges on deposits                                             598           585
  Trust Department income                                                 687           573
  Other operating income                                                  249           278
  Securities gains, net                                                     0             0
  Gains on loans originated for resale and sold                            22             0
-------------------------------------------------------------------------------------------
          Total other income                                            1,556         1,436
-------------------------------------------------------------------------------------------

OTHER EXPENSES:
  Salary, wages and benefits                                            2,610         2,877
  Occupancy                                                               306           261
  Equipment                                                               732           533
  Other operating expense                                               1,982         1,763
-------------------------------------------------------------------------------------------
          Total other expenses                                          5,630         5,434
-------------------------------------------------------------------------------------------

INCOME BEFORE INCOME TAXES                                              3,385         3,053
PROVISION FOR INCOME TAXES                                              1,152         1,031
-------------------------------------------------------------------------------------------
     NET INCOME                                                    $    2,233    $    2,022
===========================================================================================
EARNINGS PER SHARE (NOTE 1):
  Primary                                                          $     0.38    $     0.34
  Fully diluted                                                    $     0.38    $     0.34
===========================================================================================
DIVIDENDS PER SHARE (NOTE 1)                                       $    0.150    $    0.135
===========================================================================================

WEIGHTED AVERAGE SHARES OUTSTANDING (NOTE 1):
  Primary                                                           5,946,221     5,883,949
  Fully diluted                                                     5,948,811     5,886,592
===========================================================================================


    Note: Per share data is based on the average number of shares outstanding adjusted for stock dividends and splits.

               See Notes to the Consolidated Financial Statements

                                   U N B CORP.
      CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                                   (UNAUDITED)

(In thousands except per share data)

                                                                THREE MONTHS ENDED
                                                              3/31/97        3/31/96
                                                              --------     ----------

Balance at beginning of period                                $ 71,334     $ 65,327

Net Income                                                       2,233        2,022

Shares issued through dividend reinvestment                        139          255

Stock options exercised                                             80           16

Cash dividends $0.150 and $0.135 per share, respectively*         (870)        (776)

Net treasury stock purchases                                      (326)           0

Change in market value on investment securities
   available for sale, net of deferred taxes                      (196)        (214)
                                                              --------     --------
Balance at end of period                                      $ 72,394     $ 66,630
                                                              ========     ========



     *Dividends per share data adjusted for April, 1996 100% stock dividend.

               See Notes to the Consolidated Financial Statements


                                    UNB CORP.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                                       THREE MONTHS ENDED
(In thousands)                                                                                               MARCH 31,
                                                                                                    1997               1996
                                                                                                    ----               ----
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income                                                                                    $2,233             $2,022
     Adjustments to reconcile net income to net cash from operating activities:
            Depreciation and amortization                                                             212                184
            Provision for loan losses                                                                 675                630
            Net accretion on securities                                                              (245)               (51)
            Amortization of intangible assets                                                         253                255
            Loans originated for resale                                                            (2,059)                 0
            Proceeds from sale of loan originations                                                   701                  0
     Changes in:
            Interest receivable                                                                       (47)              (248)
            Interest payable                                                                         (284)               237
            Other assets and liabilities, net                                                       1,032                584
            Deferred income                                                                            (2)                (3)
-----------------------------------------------------------------------------------------------------------------------------
              Net cash from operating activities                                                    2,469              3,610
-----------------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Net change in interest bearing deposits with banks                                               (90)               260
     Net decrease in funds sold                                                                     1,800              2,700
     Investment and mortgage-backed securities:
            Proceeds from maturities of securities held to maturity                                 1,470              7,678
            Proceeds from maturities of securities available for sale                              47,000              8,970
            Purchases of securities held to maturity                                               (1,397)            (7,723)
            Purchases of securities available for sale                                            (31,121)           (10,006)
            Purchases of mortgage-backed securities available for sale                            (13,525)                 0
            Principal payments received on mortgage-backed securities held to maturity              1,660              2,457
            Principal payments received on mortgage-backed securities available for sale            5,654              3,413
     Net increase in loans made to customers                                                       (7,528)           (43,042)
     Loans purchased                                                                                 (454)              (845)
     Purchases of premises and equipment, net                                                        (879)               (86)
     Principal payments received under leases                                                          29                 37
-----------------------------------------------------------------------------------------------------------------------------
              Net cash from investing activities                                                    2,619            (36,187)
-----------------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Net increase (decrease) in deposits                                                           (7,813)            17,583
     Cash dividends paid, net of shares issued through dividend reinvestment                         (731)              (521)
     Purchase of treasury stock                                                                      (326)                 0
     Proceeds from issuance of stock                                                                   80                 16
     Net increase (decrease) in short-term borrowings                                              (2,061)            11,039
     Repayments of FHLB advances                                                                   (1,197)            (3,000)
-----------------------------------------------------------------------------------------------------------------------------
              Net cash from financing activities                                                  (12,048)            25,117
-----------------------------------------------------------------------------------------------------------------------------

NET CHANGE IN CASH AND CASH EQUIVALENTS                                                            (6,960)            (7,460)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                                                     34,762             31,735
-----------------------------------------------------------------------------------------------------------------------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                                        $27,802            $24,275
=============================================================================================================================



             See the Notes to the Consolidated Financial Statements

                                    UNB CORP.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
             -----------------------------------------------------

Note 1 - Summary of Significant Accounting Policies
---------------------------------------------------

The accompanying consolidated financial statements include the accounts of UNB Corp. and its wholly owned subsidiaries. All material intercompany accounts and transactions have been eliminated in consolidation.

These interim financial statements are prepared without audit and reflect all adjustments of a normal recurring nature which, in the opinion of management, are necessary to present fairly the consolidated financial position of UNB Corp. at March 31, 1997, and its results of operations and cash flows for the periods presented. The accompanying consolidated financial statements do not purport to contain all the necessary financial disclosures required by generally accepted accounting principles that might otherwise be necessary in the circumstances. The Annual Report for UNB Corp. for the year ended December 31, 1996, contains consolidated financial statements and related notes which should be read in conjunction with the accompanying consolidated financial statements.

For consolidated financial statement classification and cash flow reporting purposes, cash and cash equivalents include currency on hand and non-interest bearing deposits with banks. For the three months ended March 31, 1997, and March 31, 1996, UNB Corp. paid interest in the amount of $7.5 million and $6.0 million, respectively. For the same three month period, there were no federal income taxes paid in 1997, while $145,000 was paid for the three month period in 1996.

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

                                    UNB CORP.

       ------------------------------------------------------

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

All impaired loans are placed on non-accrual status. However, all non-accrual loans are not considered impaired because non-accrual loans which have been brought current are included on non-accrual status for six months and would not be considered impaired.

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

Primary and fully diluted earnings per share at March 31, 1997 and 1996 are computed based on the weighted average shares outstanding during the period. Primary earnings per common share has been computed assuming the exercise of stock options less the treasury shares assumed to be purchased from the proceeds using the average market price of UNB Corp.'s stock for the periods presented. Fully diluted earnings per common share represents the additional dilution related to the stock options due to the use of the market price as of the period end.

The Corporation declared a 100% stock dividend to shareholders of record on April 16, 1996, payable on April 30, 1996. This was recorded by a transfer from retained earnings to common stock at stated value. All earnings per share and cash dividends per share have been adjusted for this stock dividend.

On January 1, 1997, the Corporation adopted Financial Accounting Standard No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". The standard revises the accounting for transfers of financial assets, such as loans and securities, and for distinguishing between sales and secured borrowings. It is effective for some transactions in 1997 and others in 1998.

The adoption of SFAS No. 125 has not had a material impact on the Corporation's consolidated financial statements.

                                    UNB CORP.

       ------------------------------------------------------

Note 2 - Investment Securities
------------------------------

The amortized cost and estimated fair value of the investment and mortgage-backed securities, available for sale and held to maturity, as presented on the consolidated balance sheet at March 31, 1997, and December 31, 1996, are as follows:

                                                           March 31, 1997
                                         -----------------------------------------------
                                                      Gross        Gross       Estimated
                                         Amortized   Unrealized   Unrealized     Fair
(in thousands of dollars)                   Cost       Gains       Losses        Value
                                         ---------  -----------  ------------ ----------
Securities available for sale:
 U.S. Treasury securities                $ 24,040    $      5        ($64)    $ 23,981
 Obligations of U.S. government
  agencies and corporations                34,915           8         (90)      34,833

Securities held to maturity:
 Obligations of U.S. government
   agencies and corporations                  361           0           0          361
 Obligations of state and political
  subdivision                               1,352           2          (1)       1,353
 Corporate bonds and other debt
    securities                                856          18           0          874
                                         --------    --------    --------     --------

   Total debt securities                   61,524          33        (155)      61,402
Equity securities available for sale       10,952       2,084        --         13,036
                                         --------    --------    --------     --------

   Total investment securities             72,476       2,117        (155)      74,438

Mortgage-backed securities
 available for sale                        37,303          56        (528)      36,831

Mortgage-backed securities
 held to maturity                          11,844          81         (10)      11,915
                                         --------    --------    --------     --------

 Total mortgage-backed securities          49,147         137        (538)      48,746
                                         --------    --------    --------     --------

Total investment and mortgage-
 backed securities                       $121,623    $  2,254       ($693)    $123,184
                                         ========    ========    ========     ========

                                    UNB CORP.

       ------------------------------------------------------

                                                         December 31, 1996
                                        -------------------------------------------------
                                                       Gross       Gross        Estimated
                                         Amortized   Unrealized   Unrealized      Fair
(in thousands of dollars)                  Cost        Gains        Losses        Value
                                         --------     --------     --------      --------
Securities available for sale
  U.S. Treasury securities               $ 23,062     $     64         ($41)     $ 23,085
  Obligations of U.S. government
    agencies and corporations              52,366           50          (45)       52,371

Securities held to maturity:
  U.S. Treasury securities                    360            5            0           365
  Obligations of state and
    political subdivisions                  1,051            4            0         1,055
  Corporate bonds and other debt
    securities                                826            7            0           834
                                         --------     --------     --------      --------

   Total debt securities                   77,665          130          (86)       77,710
Equity securities available for sale       10,514        1,771            0        12,285
                                         --------     --------     --------      --------

   Total investment securities             88,179        1,901          (86)       89,995

Mortgage-backed securities
  available for sale                       29,431           89         (112)       29,407
Mortgage-backed securities
  held to maturity                         13,500          151            0        13,651
                                         --------     --------     --------      --------
  Total mortgage-backed securities         42,931          240         (112)       43,058
                                         --------     --------     --------      --------
  Total investment and mortgage-
   backed securities                     $131,110     $  2,141        ($198)     $133,053
                                         ========     ========     ========      ========


There were no sales of securities available for sale during the three month periods ended March 31, 1997 or 1996.

The amortized cost and estimated fair value of mortgage-backed and debt securities at March 31, 1997, by contractual maturity, are shown on page 9. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.


                                    UNB CORP.

       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)
       ------------------------------------------------------

                                                             March 31, 1997
                                                              Estimated   Weighted
                                                   Amortized     Fair      Average
(in thousands of dollars)                            Cost       Value       Yield
                                                    -------     -------     ----
Securities available for sale:

U.S. Treasuries
    Due in one year or less                         $12,016     $11,993     5.67%
    Due after one year through five years            12,024      11,988     6.03
                                                    -------     -------     ----
      Total                                          24,040      23,981     5.85

U.S. Government agencies and corporations
    Due in one year or less                          31,915      31,849     5.49
    Due after one year through five years             3,000       2,984     6.90
                                                    -------     -------     ----
      Total                                          34,915      34,833     5.61
                                                    -------     -------     ----
    Total debt securities available for sale        $58,955     $58,814     5.71%
                                                    =======     =======     ====

Securities held to maturity:

U.S. Treasuries
    Due in one year or less                         $   361     $   361      5.2%
                                                    -------     -------     ----
      Total                                             361         361      5.2%

Obligations of state and political subdivisions
    Due in one year or less                           1,050       1,052     4.38
    Due after one year through five years               302         301     4.32
                                                    -------     -------     ----
      Total                                           1,352       1,353     4.37

Corp bonds and other debt securities
    Due in one year or less                             111         111     0.00
    Due after one year through five years               745         763     8.44
                                                    -------     -------     ----
      Total                                             856         874     7.34
                                                    -------     -------     ----
      Total securities held to maturity             $ 2,569     $ 2,588     4.75%
                                                    =======     =======     ====

Mortgage-backed and collateralized
    mortgage obligations available for sale         $37,303     $36,831     6.41%

Mortgage-backed and collateralized
    mortgage obligations held to maturity            11,844      11,915     7.09
                                                    -------     -------     ----
      Total mortgage-backed and debt securities     $49,147     $48,746     6.57%
                                                    =======     =======     ====

                                    UNB CORP.

       ------------------------------------------------------

At March 31, 1997 there were no holdings of securities of any one issuer, other than the U.S. government and its agencies and corporations with an aggregate book value which exceeds 10% of shareholders' equity.

Note 3 - Loans
--------------

Total loans as presented on the balance sheet are comprised of the following classifications:

                                                       March 31, 1997 December 31, 1996
                                                       -------------- -----------------
(in thousands of dollars)
      Commercial, financial and agricultural                $ 72,986     $ 74,186
      Commercial, tax exempt                                   4,138        4,107
      Commercial real estate                                  67,985       65,875
      Residential real estate                                251,801      242,652
      Consumer loans                                         227,969      230,782
                                                            --------     --------
      Total loans                                           $624,879     $617,602
                                                            ========     ========

Impaired Loans at March 31, are as follows:
(in thousands of dollars)                                      1997         1996
                                                             --------     --------
      Loans with no allowance for loan
       losses allocated                                     $     62     $    134
      Loans with allowance for loan
       losses allocated                                          192          413
      Amount of allowance allocated                              135          413

      Average of impaired loans,
       year-to-date                                         $    261     $    553
      Interest income recognized during
       impairment                                                  6           18
      Cash-basis interest income
       recognized year-to-date                                     6           16

At March 31, 1997 and December 31, 1996, loans on non-accrual status and/or past due more than 90 days approximated $848,000 and $838,000, respectively. The Other Real Estate Owned balance, net of allowance, at March 31, 1997 and December 31, 1996 was $515,300 and $529,800.

                                    UNB CORP.

       ------------------------------------------------------

Note 4 - Allowance for Loan Losses
----------------------------------

A summary of activity in the allowance for loan losses for the three months ended March 31, 1997, and March 31, 1996, are as follows:

(in thousands of dollars)                                1997             1996
                                                         ----             ----
Balance - January 1                                     $ 8,335         $ 7,242
Provision charged to operating expense                      675             630
Loans charged off, net of recoveries                       (654)           (362)
                                                        -------         -------
Balance - March 31                                      $ 8,356         $ 7,510
                                                        =======         =======


Note 5 - Concentrations of Credit Risk and
------------------------------------------
         Financial Instruments With Off-Balance Sheet Risk
         -------------------------------------------------

The Corporation offers commercial and consumer credit products to customers within Stark and surrounding counties. The Corporation maintains a diversified credit portfolio, with commercial loans, commercial real estate loans, residential mortgage loans and consumer loans and leases comprising 12.3%, 10.9%, 40.3% and 36.5%, respectively, at March 31, 1997. Indirect loans accounted for 77.9% of all consumer loans at March 31, 1997. The dealer network from which the indirect automobile, marine and RV loans were purchased includes 99 relationships thus far in 1997, the largest of which was responsible for 8.6% of the total indirect dollar volume for the year-to-date 1997.

The Corporation is a party to financial instruments with off-balance sheet risk. These instruments are required in the normal course of business to meet the financial needs of its customers. The contract or notional amounts of these instruments are not included in the consolidated financial statements. At March 31, 1997, the contract or notional amounts of these instruments, which primarily include commitments to extend credit, standby letters of credit and financial guarantees, and interest rate swaps totaled $161,347,000.

At March 31, 1997, the Corporation held one interest rate swap agreement with a notional amount of $4.8 million. The notional amount of the interest rate swap does not represent an amount exchanged by the parties and is not a measure of the Corporation's exposure through its use of derivatives. The amounts exchanged are determined by reference to the notional amount and the other terms of the interest rate swap. The agreement calls for quarterly reductions in the notional amount with a final expiration of November 27, 2000. Variable interest payments received are based on the three month LIBOR rate which is adjusted on a quarterly basis. The LIBOR rate in effect at March 31, 1997 was 5.48% while the fixed rate to be paid through the remainder of the contract is 2.88%. The income from this agreement for the three months ended March 31, 1997 was $32,800. For the three months ended March 31, 1996 the income was $45,400. The market value of this swap at March 31, 1997 was a positive $299,600. Under the terms of this contract, future changes in LIBOR will affect the payments received, the income or expense generated by the swap and its market value.

                                    UNB CORP.

       ------------------------------------------------------

Note 6 - FHLB Advances
----------------------

Long-term debt at March 31, 1997 is comprised of advances from the Federal Home Loan Bank (FHLB). Pursuant to collateral agreements with the FHLB, advances are secured by all FHLB stock and qualifying first mortgage loans.

A summary of FHLB advances outstanding follows (in thousands):

     Maturity                 Interest Rate                        Amount
     --------------------------------------------------------------------
     1997                         5.15%-6.70%                    $ 5,966
     1998                         5.35%-7.85%                      9,998
     1999                         5.50%-7.95%                     30,348
     2000                         6.00%-8.00%                     11,226
     2001                         6.10%-6.70%                      3,188
     2002                            6.25%                           330
     2003                            6.25%                           350
     -------------------------------------------------------------------
     Total                                                       $61,406
     ===================================================================

                                    UNB CORP.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
                            -------------------------

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

INTRODUCTION
------------

The following areas of discussion pertain to the consolidated financial statements of UNB Corp. at March 31, 1997, compared to December 31, 1996, and the results of operations for the year-to-date period ending March 31, 1997, compared to the same period in 1996. It is the intent of this discussion to provide the reader with a more thorough understanding of the consolidated financial statements and supporting schedules, and should be read in conjunction with those consolidated financial statements and schedules.

UNB Corp. is not aware of any trends, events, or uncertainties that might have a material effect on the soundness of operations; neither is UNB Corp. aware of any proposed recommendations by regulatory authorities which would have a similar effect if implemented.

FINANCIAL CONDITION
-------------------

Total assets at March 31, 1997 were $799,676,000, a decrease of $10,303,000, or 1.3%, from year-end 1996. Decreases in cash and cash equivalents and federal funds sold of $6,960,000 and $1,800,000, respectively, partially offset by a $90,000 increase in interest bearing deposits with banks, combined for a total decrease of $8,670,000 in highly liquid balances. Net reduction in the investment and mortgage-backed securities portfolios was $9,792,000, or 7.4% from year-end 1996 levels. Cash flows and maturities in the investment and mortgage-backed securities portfolios were reinvested in higher yielding mortgage-backed securities as well as used to fund growth in the loan portfolio which experienced an increase of $7,277,000, or 1.2%, since year-end 1996.

Loan growth for the first quarter of 1997 was focused in the residential and commercial real estate portfolios which experienced growth of 3.8% and 3.2%, respectively, from balances at December 31, 1996. Balances in commercial loans declined 1.5% from 1996 year-end levels, the result of reduced line of credit usage. The consumer loan portfolio has experienced a 1.2% decline since year-end 1996, a direct result of Management's decision to tighten credit standards and concentrate growth in higher quality credits due to the national trends and recent Bank experience of increased delinquencies and loan losses in consumer loans. Emphasis throughout the remainder of 1997 will be on growth in the commercial and commercial real estate portfolios, where the Bank's highest yielding assets are concentrated.

Total earning assets at March 31, 1997 decreased to $754,600,000 from $757,445,000 at December 31, 1996, a decrease of $2,845,000, or less than 1%.
The ratio of earning assets to total assets, however, increased from 93.5% at year-end 1996 to 94.4% at March 31, 1997, a direct result of decreases in cash and cash equivalents from year end.

Total deposits at March 31, 1997 decreased by $7,813,000, or 1.3%, from year-end 1996. Non-interest bearing deposits declined by $8,231,000 from 1996 year-end levels, displaying a normal seasonal trend of commercial demand deposit customers managing their cash balances and balance sheet composition for their year-end

                                    UNB CORP.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (continued)
                      -------------------------

financials. Interest bearing demand balances increased 2.2%, while savings balances increased 1.7%, from year-end levels. Savings continue to be influenced by the popularity of the Money Market Access product, a variable rate savings product whose tiered rate structure fluctuates weekly with the 13 Week U.S. Treasury Bill rate. Balances in traditional savings products continue to decline, the result of some transfers to the Money Market Access product and certificates of deposit as well as alternative investments outside the banking industry, all of which currently offer a higher rate of return. Certificate of deposit balances declined by $4,159,000, or 1.5%, and were influenced to a great extent by the Bank's interest rates offered relative to local market competition.

Other significant sources of balance sheet funding, term and sweep repurchase agreements and Federal Home Loan Bank (FHLB) advance borrowings declined from 1996 year-end levels by $2,061,000 and $1,197,000, respectively.

The ratio of gross loans to deposit and FHLB Advance borrowings was 95.5% at March 31, 1997 compared to 93.1% at year-end 1996. The increase in this ratio reflects the growth in loans funded with cash, other liquid balances and cash flows from the investment portfolio coupled with the seasonal decrease in deposits in the first quarter of the year. Management is investigating the possibility of loan sales from selected segments of the loan portfolios as well as shorter term borrowings from the FHLB in order to fund earning asset growth through the next few quarters.

Total shareholders' equity at March 31, 1997 was $72,394,000, an increase of $1,060,000, or 1.5%, from year-end 1996. The major contributor to this increase was net income for the first quarter of 1997 of $2,233,000. Additional increases to capital were the result of shares issued through the dividend reinvestment program and the exercise of executive stock options of $139,000 and $80,000, respectively. These increases were partially offset by the payment of $870,000 in quarterly cash dividends, the net purchases of treasury stock of $326,000 and the net decrease in market value, net of deferred taxes, of investment securities available for sale of $196,000.

RESULTS OF OPERATIONS
---------------------

UNB Corp.'s net income for the first quarter of 1997 was $2,233,000, or $0.38 per share, compared with $2,022,000, or $0.34 per share for the first quarter of 1996, an increase of 10.4%. Net interest income for the quarter was the reason for this increase in earnings, primarily the result of overall growth in loans outstanding. Net interest income grew from $7,681,000 for the first quarter of 1996 to $8,134,000 for the same period in 1997, an increase of $453,000, or 5.9%. Total interest income for the quarter was $15,378,000, an increase of 10.4% over the same period of 1996. Total interest expense for the quarter was $7,244,000, an increase of 16.0%, over the same period last year.

The net interest margin for the first quarter of 1997 was 4.37%, a decrease of 27 basis points, from the same period of 1996. At the Bank level, several areas have contributed to the decline in margin. The most significant impact on the difference in the net interest margin rate between the two periods continues to be in the Bank's cost of funds. The overall rate paid on interest bearing liabilities increased 14 basis points. The source of funding having the most significant impact on the

                                    UNB CORP.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (continued)
                      -------------------------

overall cost of funds was Federal Home Loan Bank advances. Due to depositors' aversion to extend maturities in the deposit markets, the Bank turned to advances throughout the second half of 1996 to lengthen liability maturities and lock in spreads on the loans being funded. With regard to deposits, the Money Market Access product, while raising a significant portion of deposits from outside the Bank, has also attracted, to a lesser degree, funds out of the lower rate money market savings account as well as regular savings products. The rates paid on this deposit product were partially offset by several reductions in passbook and statement savings and interest bearing checking products in the first quarter of 1997, as well as an overall decline in the cost of the Bank's certificate of deposit since the first quarter of 1996 due to the relative pricing of the Bank's products versus its competition during the first quarter of 1997. The cost of short term borrowings in the form of repurchase agreements also declined from the rates paid in the same period last year.

While the cost of funds increased, the overall yield on earning assets between the two periods declined six basis points. Returns on the investment portfolio increased 16 basis points, the result of the sale of available for sale securities at year-end 1996 and the reinvestment of the proceeds into higher yielding mortgage-backed securities. Overall yields in the loan portfolio decreased by 12 basis points, led by declines in the yields in the commercial and residential mortgage portfolios. Commercial yields have declined due to pricing pressure from increased competition in the Bank's lending market. Yields on the mortgage portfolio declined due to the volume of new loans and refinancings booked during a period of relatively lower mortgage rates experienced during the last half of 1996 and early in 1997. With the increase of 25 basis points in prime rate at the end of the first quarter of 1997, yields in the commercial, commercial real estate and home equity portfolios should show an overall increase in the second quarter of 1997.

Growth in earning assets has moderated over the first quarter of 1997 compared to the pace of growth experienced in 1995 and 1996. Aggressive growth in balance sheet size and the resulting decrease in the net interest margin rate has been an Asset/Liability management strategy over the past several years. The resulting increase in overall revenue has enabled the Corporation to leverage capital and increase its return on equity. Return on equity for the first quarter of 1997 was 12.51% compared to 12.25% for the same period in 1996. Return on assets for the same periods has remained fairly steady at 1.14% for the first quarter of 1997 versus 1.15% for the same period one year ago.

Non-interest income for the first quarter of 1997 shows an 8.4% increase from the same period last year. The most significant factors for these results were increases in Trust fee income due to an increase in the value of managed assets and gains on the sale of mortgage loans sold with servicing released into the secondary market. Other operating income was slightly below results achieved in the first quarter of 1996 due to the receipt in the first quarter of 1996 of a $97,500 outstanding claim plus costs to recover from the Resolution Trust Company which arose as part of the Transohio Federal Savings acquisition. Partially offsetting this shortfall was the recording of $56,200 collected as a surcharge to non-bank customers using the Bank's ATM network. This surcharge was instituted in January of 1997 and is intended to compensate the Bank for a portion of the costs incurred in maintaining its ATM network.

                                    UNB CORP.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (continued)
                      -------------------------

Non-interest expense for the first quarter increased by $196,000, or 3.6%, from the same period in 1996. Decreases in salary, wages and benefits are the result of decreased pension expense. Increases in equipment expense represent lease payments on a new computer mainframe, a wide area network (WAN), teller and platform computer systems and related software put in place in mid-1996 which will improve operating efficiencies and position the bank to take advantage of advances in technology through the end of the decade, in addition to offering new products to its customers through traditional telephone and new high tech delivery systems. Additional increases were recorded in occupancy due to the consolidation of the two Hartville branches into one new facility, the relocation of the mortgage loan department to office space in northern Stark County and preparations for the opening of the new Portage & Frank branch. Other expenses increased as a result of increased office supplies, loan expenses and miscellaneous losses and were partially offset by reductions in FDIC expense.

Management expects the trend in increased equipment expense to continue into 1997 with a full year of expenses on the new mainframe, expanded WAN and teller and platform equipment as well as anticipated installation of new computer output to laser disk technology (COLD) in mid-1997. Management also anticipates occupancy expenses to be above those recorded in 1996 due to a full year's impact of depreciation on the renovations of United Bank Center and the new Hartville branch, the completion of the new Portage & Frank branch and the addition of two planned in-store branch facilities in the Green and Alliance communities.

In 1997 the Bank is subject to FICO assessments for the payment of interest on bonds issued to finance the takeover of unsafe thrift institutions by the Resolution Trust Company. These annual assessments are approximately 1.30 cents per $100 of deposits insured under BIF and 6.5 cents per $100 of deposits insured by SAIF. Management estimates the annual expense related to the FICO assessment will be approximately $150,000 in 1997, $660,000 less than FDIC premiums paid in 1996.

The Bank has continued involvement in legal proceedings concerning a seven and one half acre parcel of property acquired through foreclosure and located in the northwest quadrant of Stark County. A large national petroleum company, owner of the facility at the date it was taken out of service, is the party responsible for the contamination cleanup according to the State of Ohio's Bureau of Underground Storage Tanks (BUSTER) regulations. Several environmental assessments by the Bank and the petroleum company have been filed with the State agency. A remeditation plan was prepared by the petroleum company's engineering consultants but never filed with the State. Since that plan was completed, the petroleum company has removed its consultants and hired new consultants which will cause further delays in the resolution of the matter. The Bank is considering filing some form of legal action in an effort to gain the company's attention and prioritize this project. In the interim, the Bank continues to list the property for sale. The estimated cleanup costs, should they become the responsibility of the Bank, are not material to the business or financial condition of the Registrant and have been set up as an allowance against the property's value on the Corp.'s Consolidated Balance Sheet.

The Bank is also party to a legal proceeding regarding the Bank's Lake Cable branch. In June, 1996, as a result of threats to block and barricade ingress and egress to the branch by the partnership which then owned the Cable Shores Shopping Center, the

                                    UNB CORP.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (continued)
                      -------------------------

Bank and other adjacent property owners commenced an action in the Stark County Common Pleas Court for a temporary restraining order and an injunction prohibiting the threatened interference and for a court declaration that the Bank, other property owners and their customers have the right to such access. The temporary restraining order was granted. A counterclaim was filed against the Bank by the partnership which seeks compensatory damages of one million dollars and punitive damages of two million dollars from the Bank for alleged trespass arising from the use of the entrance driveway by the Bank and its customers. Although this matter remains in litigation and the issues have not yet been resolved at trial, it is the position of management and counsel that the Bank has defenses to the counterclaim and that the Bank's use of the driveway does not constitute trespass. A trial date has been set for mid-1997.

ALLOWANCE FOR LOAN LOSSES
-------------------------

The provision for loan losses for the first quarter of 1997 was $675,000, an increase of $45,000 over the same period in 1996. The Bank's reserve-to-loan ratio of 1.34% was one basis point below the ratio at December 31, 1996. The increase in provision was made to accommodate the increase in net charge-offs in the consumer and commercial loan portfolios. Net charge-offs as a percentage of average loans outstanding for the first quarter of 1997 were .11% versus .07% for the same period in 1996. The provision for loan losses charged to operating expense is based on management's evaluation of the loan portfolio, the adequacy of the allowance for loan losses under current economic conditions and current and anticipated loan growth. Due to the record levels of consumer debt outstanding nationally, and the trend experienced throughout the financial services industry of increased consumer loan delinquencies and losses, management anticipates the trend the Bank experienced in the last half of 1996 and the first quarter of 1997 of increased net charge-offs especially in the consumer, Mastercard and residential mortgage loan portfolios to continue through the next several quarters of 1997. Implementation of stricter underwriting guidelines put in place in mid-1996 as well as better trend analyses resulting in earlier detection of delinquent accounts and more proactive collection efforts on potential problem credits should begin to have a positive impact on charge-offs by late 1997.

Impaired loans at March 31, 1997 were $255,000, a decrease of $13,000 from December 31, 1996. Non-performing loans, which include non-accrual loans and loans past due 90 days or more, were $848,000 at March 31, 1997 compared to $838,000 at December 31, 1996. The ratio of non-performing loans to total loans outstanding at March 31, 1997 was .14%, unchanged from year-end 1996 while the ratio for the Bank's peers, all commercial banks having assets between $500 million and $1 billion, stands at .78%.

CAPITAL RESOURCES
-----------------

Shareholders' equity totaled $72,394,000 at March 31, 1997, an increase of $1,060,000, or 1.5%, compared to the balance at December 31, 1996 of $71,334,000. The ratio of equity-to-assets at March 31, 1997 was 9.05% versus 8.80% at December 31, 1996, with the increase of 25 basis points reflecting the impact of the shrinking balance sheet for the first quarter coupled with continued growth of shareholders' equity primarily due to net income for the quarter. The rate of primary capital (shareholders' equity plus the allowance for loan losses less intangible assets) to

                                    UNB CORP.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (continued)
                      -------------------------

total adjusted assets was 13.83%. The risk-based capital ratio was 13.16% while the Tier 1 capital and core leverage ratios reached 11.91% and 8.30%, respectively. The levels achieved in these ratios are above required regulatory minimums and maintain the Corporation in the "well capitalized" category under the guidelines of the Federal Deposit Insurance Corporation Act of 1991 (FDICIA).

The dividend of $0.15 per share for the first quarter of 1997 was a 11.1% increase over the $0.135 dividend paid for the same period in 1996 (adjusted for the April, 1996 100% stock dividend). The dividend, representing 39.0% of the first quarter's earnings, falls within the Corporation's dividend policy which provides for cash dividend payouts within a range of 35% to 45% of earnings.

At March 31, 1997, the unrealized gain in securities available for sale, net of deferred taxes of $971,000, reflects a decrease in shareholders' equity of $201,000 since year-end 1996. The unrealized gain in market value of the available for sale securities has decreased primarily due to the increase in market interest rates over the last two months of the quarter in anticipation of the Fed's 25 basis point tightening of the discount rate at quarter's end.

LIQUIDITY
---------

Management ensures that the liquidity position of the Corporation is adequate to meet the credit needs and cash demands of its borrowers and depositors through the ability to readily convert assets to cash and raise funds in the market place in a timely and cost effective manner. Total cash, federal funds sold, investments and mortgage-backed securities available for sale (including money market investments) of $141,730,000 represent 17.7% of total assets at March 31, 1997. Of the investments available for sale, $58,814,000 are held in U.S. Treasury and Agency securities, 74.5% of which mature within one year. Approximately $95,609,000 of total Corporate securities are pledged as collateral to secure public fund deposits, sweep or term repurchase agreements or other obligations. The Corporation's ability to raise funds in the market place is provided by the Bank's branch network, in addition to the availability of Federal Home Loan Bank (FHLB) advance borrowings, brokered deposits, Federal funds purchased and securities sold under agreement to repurchase. The loan growth experienced in the first quarter coupled with the funding of that growth with maturities and cash flows from the investment portfolio have resulted in a ratio of gross loans to deposit and FHLB advance borrowings of 95.5% versus 93.1% at year-end 1996.

The liquidity needs of the Holding Company, primarily cash dividends and other corporate purposes, are met through cash, short term investments and dividends from the Bank.

INTEREST RATE SENSITIVITY
-------------------------

In the normal course of business, the Bank is exposed to interest rate risk caused by the differences in cash flows and repricing characteristics that occur in various assets and liabilities as a result of changes in interest rates. The asset and liability management process is designed to measure and manage that risk to maintain consistent levels of net interest income and net present value of equity

                                    UNB CORP.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (continued)
                      -------------------------

under any interest rate scenario.

The Bank uses a dynamic computer model to generate earnings simulations, duration and net present value forecasts and gap analyses, each of which measures interest rate risk from a different perspective. The model incorporates a large number of assumptions, including the absolute level of future interest rates, the slope of the yield curve, various rate spread relationships, prepayment speeds, repricing opportunities and changes in the volume of multiple loan, investment and deposit categories. Management believes that individually and in the aggregate these assumptions are reasonable, but the complexity of the simulation modeling process and the inherent limitations of the various methodologies results in a sophisticated estimate, not a precise calculation of exposure. The Asset and Liability Management Committee reviews updated interest rate risk position information monthly in addition to regular weekly monitoring of changes in balance sheet volume, pricing and mix.

At March 31, 1997, assuming an immediate, parallel 200 basis point shift in market yields, the Bank's net interest income for the next twelve months was calculated to vary between -2.81% for a 200 basis point increase, and +1.66% for a 200 basis point decrease, denoting a negative income sensitivity. For the same two interest rate scenarios, the net present value of portfolio equity was projected to decline by 20.2% and increase by 22.2%, respectively. The duration of total assets exceeded the duration of total liabilities by 8.5 months, indicating that liabilities will reprice sooner than assets, consistent with a bias toward negative interest rate sensitivity. The modified twelve month cumulative gap was -12.01% of total assets, indicating a higher degree of rate sensitive liabilities than rate sensitive assets and an exposure to rising interest rates. The gap results fall outside the established Asset and Liability Policy limits of +/-10% for the one year time frame. In order to bring the Bank back into compliance with Policy limits, management is evaluating some repositioning of the balance sheet. Options being examined include the possible sale of fixed rate loans, greater emphasis on the growth of variable rate, Prime based, commercial lending and the continued use of FHLB advances to offset the Bank's inability to raise longer term deposits due to depositor's aversion to extend maturities at current interest rate levels.

Other strategies available to manage interest rate risk include the use of brokered deposits and derivative products such as interest rate swaps, caps and floors, in addition to changes in pricing, maturity and mix of the Bank's other balance sheet categories of loans, securities and deposits. Any strategy to counteract an undesirable level of interest rate risk is evaluated in terms of its effectiveness and cost and presented to the Asset and Liability Management Committee for its approval prior to implementation. In general, the Bank uses wholesale funding as a cost effective method of extending deposit maturities beyond the terms preferred by the majority of customers, while derivative products are typically used to offset existing balance sheet positions that exhibit higher than acceptable risk. These strategies supplement the ongoing changes in pricing on deposits and loans that form the basis of the Bank's risk reduction efforts.

                                    UNB CORP.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (continued)
                      -------------------------

CONCENTRATION OF CREDIT RISK
----------------------------

The Corporation maintains a diversified credit portfolio, with relatively smaller balance, homogeneous consumer installment, credit card and residential mortgage loans comprising 76.8% of total loans outstanding at March 31, 1997. Commercial and commercial real estate loans comprise the remaining 12.3% and 10.9% of loans outstanding, respectively. The two largest industry concentrations identified within the loan portfolio, manufacturers and suppliers of structural wood components for the construction industry and medical practices, have commitments outstanding which represent 43.1% and 34.2%, respectively, of total Bank capital. Within the commercial real estate portfolio, real estate is mainly held as collateral while the cash flows of the business are considered the primary source of repayment on the loans. With all loan types, Management attempts to balance credit risk versus return by employing conservative credit standards and comprehensive underwriting guidelines in addition to the loan review function which monitors credits during and after the approval process.

                          UNITED NATIONAL BANK & TRUST
                            12 MO CUM ADJ GAP TREND


                                    [TABLE]

GAP Analysis Ratios:

                                   3/96        4/96        5/96        6/96        7/96        8/96        9/96

Cumulative Bank GAP               76,731      79,155      80,719      81,104      85,993      80,766      78,146


Rate Sensitive Asset to Rate
Sensitive Liability (%)           113.09%     113.12%     113.20%     113.23%     114.15%     113.14%     112.20%

Adjusted GAP Percentage:

3 Months Cum GAP %               -11.38%     -11.06%     -10.70%     -10.32%      -8.86%     -10.22%      -8.08%
6 Months Cum GAP %               -13.60%     -12.06%     -11.76%     -12.04%     -10.35%      -9.79%      -7.98%
12 Months Cum GAP %               -6.98%      -6.82%      -6.19%      -7.17%      -6.17%      -8.58%      -6.09%



                                  10/96     11/96      12/96       1/97       2/97         3/97

Cumulative Bank GAP              87,608     91,399     69,273     72,303      71,726      71,363


Rate Sensitive Asset to Rate
Sensitive Liability (%)          113.51%    114.16%    110.40%    110.99%     110.92%     110.80%

Adjusted GAP Percentage:

3 Months Cum GAP %               -7.02%     -6.77%     -7.99%    -10.63%     -12.09%     -11.96%
6 Months Cum GAP %               -6.07%     -8.03%     -9.29%    -12.19%     -14.94%     -15.15%
12 Months Cum GAP %              -4.70%     -6.51%     -8.64%     -9.24%     -10.61%     -12.01%



United Bank policy/guideline limits +/- 10%

                                    UNB CORP.
                    ANALYSIS OF THE ALLOWANCE FOR LOAN LOSSES

                              (VALUATION RESERVES)

                                 MARCH 31, 1997

                                 (000'S omitted)

                                                                1997       1996
                                                               -------    ------
Balance at January 1,                                           $8,335    $7,242

           Charge-Offs (Domestic):
                          Commercial, Financial, Agricultural   $  206    $    0
                          Real Estate - Commercial                   0         0
                          Real Estate - Residential                 20         0
                          Consumer Loans                           684       592
                                                                ------    ------
                                 Total Charge-Offs                 910       592
                                                                ------    ------

           Recoveries (Domestic):
                          Commercial, Financial, Agricultural        2         1
                          Real Estate - Commercial                   0        31
                          Real Estate - Residential                  9         0
                          Consumer Loans                           245       198
                                                                ------    ------
                                 Total Recoveries                  256       230
                                                                ------    ------

           Net Charge-Offs                                         654       362
                                                                ------    ------

           Additions Charged to Operations                         675       630

Balance at March 31,                                            $8,356    $7,510
                                                                ======    ======

Ratio of net charge-offs during this
 quarter to average loans outstanding                              .11%      .07%
                                                                ======    ======

Allowance as a percentage of total loans                          1.34%     1.34%
                                                                ======    ======

                                    UNB CORP.

                   ALLOCATION OF THE ALLOWANCE FOR LOAN LOSSES

                                 MARCH 31, 1997

                                 (000'S omitted)

                                                                      Percent of
                                                                         loans
                                                                    in each category
                                                           Amount    to total loans
                                                           ------   -----------------
Commercial, Financial, Agricultural                        $2,548          12.3%
Real Estate - Commercial                                      647          10.9%
Real Estate - Residential                                     253          40.3%
Consumer Loans                                              2,324          36.5%

Unallocated:                                                2,584           N/A
                                                           ------        ------
Valuation Reserve on March 31, 1997                        $8,356        100.00%
                                                           ======        ======

                                    UNB CORP.
                           PART II - OTHER INFORMATION

Item 4 - Submission of Matters to a Vote of Security Holders
------------------------------------------------------------

UNB Corp. held its Annual Meeting of Shareholders on April 15, 1997, for the purpose of electing five directors and to approve the UNB Corp. 1997 Stock Option Plan. Under this Plan certain key employees and directors of the Corporation or the Bank would be eligible to receive Options to purchase a certain number of the shares of the Corporation's common stock subject to certain conditions. The adoption of the Stock Option Plan required the affirmative vote of the holders of 66-2/3% of the outstanding shares of the Corporation. Shareholders received proxy materials containing the information required by this item. Results of shareholder voting on these issues were as follows:

                                                                  Election of Directors
                               Louis V. Bockius III                   Abner A. Yoder              Joseph J. Sommer
                               --------------------                   --------------              -----------------
   For                                     4,490,420                      4,494,242                     4,491,365
   Against                                     6,068                          2,245                         5,122
   Abstain                                      ---                            ---                            ---
   Shares not
   voted by Brokers                          528,488                        528,488                       528,488


                               Russell W. Maier                          Harold M. Kolenbrander
                               ----------------                          ----------------------
   For                               4,468,295                               4,494,356
   Against                              28,193                                   2,131
   Abstain                               ---                                      ---
   Shares not
   voted by Brokers                    528,488                                 528,488


                                        Proposed UNB Corp.
                                     1997 Stock Option Plan
                                     ----------------------
   For                                        3,699,780
   Against                                      462,935
   Abstain                                       76,578
   Shares not
   voted by Brokers                             800,446

Item 5 - Other Information
--------------------------
   N/A

Item 6 - Exhibits and Reports on Form 8-K
-----------------------------------------
A.     Exhibit
       Number              Exhibit
       -------             -------

         27                Financial Data Schedule (1)

B. Reports - Form 8-K - No reports on Form 8-K were filed by the Registrant during the first quarter of 1997.

(1) Filed only in electronic format pursuant to Item 601(b)(27) of Regulation
    S-K.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                              UNB CORP.

                                             (Registrant)

Date        5/13/97                          /s/ James J. Pennetti
    -------------------------------          ----------------------------------
                                             James J. Pennetti
                                             (Duly authorized officer and
                                              Treasurer, UNB Corp.)