Form 10-Q
period 1997-06-30
UNB CORP/OH
filed 1997-08-13
CIK 746481

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q



[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   June 30, 1997
                              -----------------

Commission file number 0-13270


                                    UNB CORP.
             ------------------------------------------------------
             (Exact name of Registrant as specified in its charter)


            Ohio                                        34-1442295
-------------------------------         --------------------------------------
(State or other jurisdiction of         (I.R.S. Employer Identification Number)
incorporation or organization)

220 Market Avenue, South
Canton, Ohio                                                      44702
----------------------------------------                       ----------
(Address of principal executive offices)                       (Zip Code)

Registrant's telephone number, including area code             (330) 454-5821
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

                                Yes   X     No
                                    -----      -----

       Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

       Common Stock, $1.00 Stated Value             Outstanding at July 31, 1997
                                                    5,809,496 Common Shares

                                    UNB CORP.

                                    FORM 10-Q

                           QUARTER ENDED JUNE 30, 1997



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

                                 U N B C O R P.
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

(In thousands)                                                                          JUNE 30,            December 31,
                                                                                          1997                  1996
                                                                                  -------------------------------------

ASSETS
Cash and cash equivalents                                                               $32,342                $34,762
Federal funds sold                                                                       11,300                  6,800
Interest bearing deposits with banks                                                        453                    157
Securities, net (Fair value:
     $68,539 and $89,995, respectively)(Note 2)                                          68,533                 89,979
Mortgage-backed securities (Fair value:
     $50,353 and $43,058, respectively)(Note 2)                                          50,258                 42,907
Loans originated and held for sale                                                          176                      0
Loans:
       Total loans (Notes 3 and 6)                                                      633,193                617,602
       Allowance for loan losses (Note 4)                                                (8,747)                (8,335)
-----------------------------------------------------------------------------------------------------------------------
          Net loans                                                                     624,446                609,267
Premises and equipment, net                                                              11,331                 10,044
Intangible assets                                                                         5,846                  6,353
Accrued interest receivable and other assets                                              9,581                  9,710
-----------------------------------------------------------------------------------------------------------------------
             TOTAL ASSETS                                                              $814,266               $809,979
=======================================================================================================================


LIABILITIES
Deposits:
       Noninterest bearing deposits                                                     $81,196                $81,554
       Interest bearing deposits                                                        531,228                519,110
-----------------------------------------------------------------------------------------------------------------------
          Total deposits                                                                612,424                600,664
Fed funds purchased and short-term borrowings                                            50,443                 68,408
Federal Home Loan Bank advances and capital lease (Note 6)                               70,422                 62,603
Accrued taxes, expenses and other liabilities                                             7,258                  6,970
-----------------------------------------------------------------------------------------------------------------------
             TOTAL LIABILITIES                                                          740,547                738,645

SHAREHOLDERS' EQUITY
Common stock ($1.00 stated value, 15,000,000 shares authorized;
             5,809,496 and 5,785,605 issued and outstanding, respectively)                5,809                  5,786
Paid-in capital                                                                          32,726                 32,497
Retained earnings                                                                        34,726                 31,879
Unrealized gain on securities available for sale, net of tax                              1,587                  1,172
Treasury stock, 34,110 shares at cost                                                    (1,129)                     0
-----------------------------------------------------------------------------------------------------------------------
             TOTAL SHAREHOLDERS' EQUITY                                                  73,719                 71,334
-----------------------------------------------------------------------------------------------------------------------
                TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                             $814,266               $809,979
=======================================================================================================================


               See Notes to the Consolidated Financial Statements

                                 U N B C O R P.
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

(In thousands except per share data)                                   THREE MONTHS ENDED                SIX MONTHS ENDED
                                                                            JUNE 30,                         JUNE 30,
                                                               -------------------------------  ------------------------------------
                                                                  1997               1996            1997                1996
                                                               ------------   ----------------  ----------------    ----------------
INTEREST INCOME:
     Interest and fees on loans:
        Taxable                                                  $13,570            $12,602         $26,855             $24,521
        Tax exempt                                                    48                 58              96                 118
     Interest and dividends on investments
          & mortgage-backed securities:
        Taxable                                                    1,780              1,804           3,633               3,641
        Tax exempt                                                    14                 16              26                  31
     Interest on bank deposits and federal funds sold                237                169             417                 263
--------------------------------------------------------------------------------------------     -------------------------------
          Total interest income                                   15,649             14,649          31,027              28,574
--------------------------------------------------------------------------------------------     -------------------------------

INTEREST EXPENSE:
     Interest on deposits                                          5,563              5,273          11,026              10,322
     Interest on short-term borrowings                               713                678           1,480               1,360
     Interest on FHLB advances                                     1,081                794           2,095               1,307
--------------------------------------------------------------------------------------------     -------------------------------
          Total interest expense                                   7,357              6,745          14,601              12,989
--------------------------------------------------------------------------------------------     -------------------------------

NET INTEREST INCOME                                                8,292              7,904          16,426              15,585
PROVISION FOR LOAN LOSSES (NOTE 4)                                   675                800           1,350               1,430
--------------------------------------------------------------------------------------------     -------------------------------
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES                7,617              7,104          15,076              14,155

OTHER INCOME:
     Service charges on deposits                                     627                586           1,225               1,171
     Trust Department income                                         941                739           1,628               1,312
     Other operating income                                          355                110             604                 388
     Securities gains, net                                            28                  1              28                   1
     Gains on loans originated for resale and sold                    33                  0              55                   0
--------------------------------------------------------------------------------------------     -------------------------------
        Total other income                                         1,984              1,436           3,540               2,872
--------------------------------------------------------------------------------------------     -------------------------------

OTHER EXPENSES:
     Salary, wages and benefits                                    2,826              2,635           5,436               5,512
     Occupancy                                                       322                296             628                 557
     Equipment                                                       739                612           1,471               1,145
     Other operating expense                                       2,091              1,696           4,073               3,459
--------------------------------------------------------------------------------------------     -------------------------------
        Total other expenses                                       5,978              5,239          11,608              10,673
--------------------------------------------------------------------------------------------     -------------------------------


INCOME BEFORE INCOME TAXES                                         3,623              3,301           7,008               6,354
PROVISION FOR INCOME TAXES                                         1,215              1,111           2,367               2,142
--------------------------------------------------------------------------------------------     -------------------------------
     NET INCOME                                                   $2,408             $2,190          $4,641              $4,212
============================================================================================     ===============================

EARNINGS PER SHARE (NOTE 1):
     Primary                                                       $0.40              $0.37           $0.78               $0.71
     Fully diluted                                                 $0.40              $0.37           $0.78               $0.71
============================================================================================     ===============================

DIVIDENDS PER SHARE (NOTE 1)                                       $0.16              $0.14           $0.31               $0.28
============================================================================================     ===============================

WEIGHTED AVERAGE SHARES OUTSTANDING (NOTE 1):
       Primary                                                 5,940,160          5,905,666       5,941,475           5,893,267
       Fully diluted                                           5,947,186          5,913,620       5,955,085           5,908,057
============================================================================================     ===============================


    Note: Per share data is based on the average number of shares outstanding adjusted for stock dividends and splits.

               See Notes to the Consolidated Financial Statements

                                   U N B CORP.
      CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                                   (UNAUDITED)

(In thousands except per share data)

                                                                                   SIX MONTHS ENDED
                                                                                6/30/97               6/30/96
                                                                           --------------         -------------

         Balance at beginning of period                                          $71,334               $65,327

         Net Income                                                                4,641                 4,212

         Shares issued through dividend reinvestment                                 134                   255

         Stock options exercised                                                      85                    20

         Cash dividends $0.310 and $0.275 per share, respectively                 (1,793)               (1,582)

         Net treasury stock purchases                                             (1,096)                    0

         Change in market value on investment securities
                available for sale, net of deferred taxes                            414                  (157)
                                                                         ----------------       ---------------
         Balance at end of period                                                $73,719               $68,075
                                                                         ================       ===============

See Notes to Consolidated Financial Statements.

                                    UNB CORP.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                                   SIX MONTHS ENDED
(In thousands)                                                                                         JUNE 30,
                                                                                                1997               1996
                                                                                                ----               ----
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income                                                                                $4,641             $4,212
     Adjustments to reconcile net income to net cash from operating activities:
            Depreciation and amortization                                                         458                373
            Provision for loan losses                                                           1,350              1,430
            Net securities gains                                                                  (28)                (1)
            Net accretion on securities                                                          (429)               (80)
            Amortization of intangible assets                                                     507                511
            Loans originated for resale                                                        (4,812)                 0
            Proceeds from sale of loan originations                                             4,691                  0
     Changes in:
            Interest receivable                                                                  (230)              (453)
            Interest payable                                                                     (347)              (242)
            Other assets and liabilities, net                                                     785             (1,054)
            Deferred income                                                                        (4)                (5)
-------------------------------------------------------------------------------------------------------------------------
              Net cash from operating activities                                                6,582              4,691
-------------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Net change in interest bearing deposits with banks                                          (296)               178
     Net increase in funds sold                                                                (4,500)              (150)
     Investment and mortgage-backed securities:
            Proceeds from sales of securities available for sale                                2,210              2,001
            Proceeds from maturities of securities held to maturity                             4,117             12,928
            Proceeds from maturities of securities available for sale                          95,000             11,970
            Purchases of securities held to maturity                                           (3,613)           (11,218)
            Purchases of securities available for sale                                        (73,933)           (22,255)
            Purchases of mortgage-backed securities available for sale                        (22,760)            (1,400)
            Principal payments received on mortgage-backed securities held to maturity          3,263              5,564
            Principal payments received on mortgage-backed securities available for sale       10,895              8,880
     Net increase in loans made to customers                                                  (14,701)           (71,967)
     Loans purchased                                                                           (1,375)            (1,613)
     Purchases of premises and equipment, net                                                  (1,745)              (467)
     Principal payments received under leases                                                     109                 92
     Leased assets purchased                                                                     (617)                 0
-------------------------------------------------------------------------------------------------------------------------
              Net cash from investing activities                                               (7,946)           (67,457)
-------------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Net increase in deposits                                                                  11,760             28,149
     Cash dividends paid, net of shares issued through dividend reinvestment                   (1,659)            (1,327)
     Purchase of treasury stock                                                                (1,096)                 0
     Proceeds from issuance of stock                                                               85                 20
     Net increase (decrease) in short-term borrowings                                         (17,965)             9,642
     Proceeds from FHLB advances                                                               10,000             22,000
     Repayments of FHLB advances                                                               (2,412)            (3,628)
     Proceeds from capital lease                                                                  248                  0
     Repayments on capital lease                                                                  (17)                 0
-------------------------------------------------------------------------------------------------------------------------
              Net cash from financing activities                                               (1,056)            54,856
-------------------------------------------------------------------------------------------------------------------------

NET CHANGE IN CASH AND CASH EQUIVALENTS                                                        (2,420)            (7,910)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                                                 34,762             31,735
-------------------------------------------------------------------------------------------------------------------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                                    $32,342            $23,825
=========================================================================================================================



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

These interim financial statements are prepared without audit and reflect all adjustments of a normal recurring nature which, in the opinion of Management, are necessary to present fairly the consolidated financial position of UNB Corp. at June 30, 1997, and its results of operations and cash flows for the periods presented. The accompanying consolidated financial statements do not purport to contain all the necessary financial disclosures required by generally accepted accounting principles that might otherwise be necessary in the circumstances. The Annual Report for UNB Corp. for the year ended December 31, 1996, contains consolidated financial statements and related notes which should be read in conjunction with the accompanying consolidated financial statements.

For consolidated financial statement classification and cash flow reporting purposes, cash and cash equivalents include currency on hand and non-interest bearing deposits with banks. For the six months ended June 30, 1997, and June 30, 1996, UNB Corp. paid interest in the amount of $13.7 million and $13.2 million, respectively. For the same six month periods, federal income taxes totaled $2,345,000 and $2,605,000, respectively.

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

                                    UNB CORP.
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)
       ------------------------------------------------------------------

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

Primary and fully diluted earnings per share at June 30, 1997 and 1996 are computed based on the weighted average shares outstanding during the period. Primary earnings per common share has been computed assuming the exercise of stock options less the treasury shares assumed to be purchased from the proceeds using the average market price of UNB Corp.'s stock for the periods presented. Fully diluted earnings per common share represents the additional dilution related to the stock options due to the use of the market price as of the period end.

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

                                    UNB CORP.
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)
       ------------------------------------------------------------------

Note 2 - Investment Securities
------------------------------

The amortized cost and estimated fair value of the investment and mortgage-backed securities, available for sale and held to maturity, as presented on the consolidated balance sheet at June 30, 1997, and December 31, 1996, are as follows:

                                                                                   June 30, 1997
                                                           ------------------------------------------------------------------
                                                                              Gross                 Gross           Estimated
                                                           Amortized        Unrealized            Unrealized          Fair
(in thousands of dollars)                                    Cost             Gains                 Losses            Value
                                                             ----             -----                 ------            -----
Securities available for sale:
    U.S. Treasury securities                                $22,028             $38                   ($8)           $22,058
    Obligations of U.S. government
       agencies and corporations                             30,899              34                   (25)            30,908

Securities held to maturity:
U.S. Treasury securities                                         35              --                     --                35
    Obligations of state and political
       subdivisions                                           1,252               1                    (1)             1,252
    Corporate bonds and other debt
       securities                                               745               6                     --               751
                                                             ------           -----                -------            ------

    Total debt securities                                    54,959              79                   (34)            55,004
Equity securities available for sale                         11,068           2,467                     --            13,535
                                                             ------           -----                -------           -------

    Total investment securities                              66,027           2,546                   (34)            68,539

Mortgage-backed securities
    available for sale                                       40,113              93                  (194)            40,012

Mortgage-backed securities
    held to maturity                                         10,246              98                    (3)            10,341
                                                            -------            ----                  -----           -------

    Total mortgage-backed securities                         50,359             191                  (197)            50,353
                                                            -------           -----                -------           -------

    Total investment and mortgage-
       backed securities                                   $116,386          $2,737                 ($231)          $118,892
                                                           ========          ======                =======          ========

                                    UNB CORP.
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)
       ------------------------------------------------------

                                                                                    December 31, 1996
                                                          -----------------------------------------------------------------------
                                                                                 Gross                Gross            Estimated
                                                          Amortized           Unrealized           Unrealized            Fair
(in thousands of dollars)                                   Cost                 Gains               Losses              Value
                                                            ----                 -----               ------              -----

Securities available for sale
  U.S. Treasury securities                                  $23,062               $ 65                ($41)              $23,086
  Obligations of U.S. government
    agencies and corporations                                52,366                 50                 (45)               52,371

Securities held to maturity:
  U.S. Treasury securities                                      360                  5                   0                   365
  Obligations of state and
     political subdivisions                                   1,051                  4                   0                 1,055
  Corporate bonds and other debt
     securities                                                 826                  7                   0                   833
                                                             ------               ----                -----               ------

   Total debt securities                                     77,665                131                 (86)               77,710
Equity securities available for sale                         10,514              1,771                   0                12,285
                                                             ------           --------              -------               ------

   Total investment securities                               88,179              1,902                 (86)               89,995

Mortgage-backed securities
  available for sale                                         29,431                 89                (113)               29,407
Mortgage-backed securities
  held to maturity                                           13,500                151                   0                13,651
                                                            -------             ------                 ----              -------

   Total mortgage-backed securities                          42,931                240                (113)               43,058
                                                            -------             ------                -----              -------

   Total investment and mortgage-
    backed securities                                      $131,110             $2,142               ($199)             $133,053
                                                           ========             ======               ======             ========


During the six month periods ended June 30, 1997 and 1996, the proceeds from sales of securities available for sale were $2,210,377 and $2,000,625, respectively. Gross gains of $28,095 and $925 were recognized in those sales, respectively.

The amortized cost and estimated fair value of mortgage-backed and debt securities at June 30, 1997, by contractual maturity, are shown on page 9. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                    UNB CORP.
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)
       ------------------------------------------------------

                                                                                               June 30, 1997
                                                                              --------------------------------------------
                                                                                                Estimated         Weighted
                                                                              Amortized            Fair            Average
(in thousands of dollars)                                                       Cost               Value            Yield
                                                                                ----               -----            -----

Securities available for sale:

U.S. Treasuries
    Due in one year or less                                                    $14,020            $14,025            5.64%
    Due after one year through five years                                        8,008              8,033            6.15
                                                                                ------            -------            ----
      Total                                                                     22,028             22,058            5.82

U.S. Government agencies and corporations
    Due in one year or less                                                     27,909             27,906            5.72
    Due after one year through five years                                        2,990              3,002            7.08
                                                                                ------            -------            ----
      Total                                                                     30,899             30,908            5.85%
                                                                                ------            -------           -----

    Total debt securities available for sale                                   $52,927            $52,966            5.84%
                                                                               =======            =======           =====


Securities held to maturity:

U.S. Treasuries
    Due in one year or less                                                    $    35            $    35            5.52%
                                                                                ------             ------           -----
      Total                                                                         35                 35

Obligations of state and political subdivisions
    Due in one year or less                                                        950                951            4.40
    Due after one year through five years                                          302                301            4.32
                                                                                ------             ------           -----
      Total                                                                      1,252              1,252            4.38

Corp bonds and other debt securities
    Due after one year through five years                                          745                751            8.44
                                                                                ------             ------           -----
      Total                                                                        745                751            8.44
                                                                                ------             ------           -----

    Total securities held to maturity                                          $ 2,032            $ 2,038            5.90%
                                                                               =======            =======           =====

Mortgage-backed and collateralized
    mortgage obligations available for sale                                    $40,113            $40,012             6.62%

Mortgage-backed and collateralized
    mortgage obligations held to maturity                                       10,246             10,341             5.33
                                                                                ------             ------           -----

      Total mortgage-backed and debt securities                                $50,359            $50,353             6.36%
                                                                               =======            =======           ======

                                    UNB CORP.
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)
       ------------------------------------------------------

At June 30, 1997 there were no holdings of securities of any one issuer, other than the U.S. government and its agencies and corporations with an aggregate book value which exceeds 10% of shareholders' equity.

Note 3 - Loans
--------------

Total loans as presented on the balance sheet are comprised of the following classifications:

                                                                         June 30, 1997             December 31, 1996
                                                                         -------------             -----------------
(in thousands of dollars)

      Commercial, financial and agricultural                                 $ 75,576                        $ 74,186
      Commercial, tax exempt                                                    3,950                           4,107
      Commercial real estate                                                   67,876                          65,875
      Residential real estate                                                 260,863                         242,652
      Consumer loans                                                          224,928                         230,782
                                                                              -------                         -------

      Total loans                                                            $633,193                        $617,602
                                                                             ========                        ========


Impaired loans at June 30, are as follows:
(in thousands of dollars)                                                      1997                              1996
                                                                             --------                           ------

      Loans with no allowance for loan
       losses allocated                                                          $238                            $242
      Loans with allowance for loan
       losses allocated                                                           192                               0
      Amount of allowance allocated                                               135                               0

      Average of impaired loans,
       year-to-date                                                              $254                            $405
      Interest income recognized during
       impairment                                                                  12                              12
      Cash-basis interest income
       recognized year-to-date                                                     13                              12

At June 30, 1997 and December 31, 1996, loans on non-accrual status and/or past due more than 90 days approximated $963,000 and $838,000, respectively. The Other Real Estate Owned balance, net of allowance, at June 30, 1997 and December 31, 1996 was $325,000 and $529,800.

                                    UNB CORP.
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)
       ------------------------------------------------------

Note 4 - Allowance for Loan Losses
----------------------------------

A summary of activity in the allowance for loan losses for the six months ended June 30, 1997, and June 30, 1996, are as follows:

(in thousands of dollars)                                  1997           1996
                                                           ----           ----

      Balance - January 1                                 $8,335         $7,242
      Provision charged to operating expense               1,350          1,430
      Loans charged off, net of recoveries                  (938)          (684)
                                                          ------         ------

      Balance - June 30                                   $8,747         $7,988
                                                          ======         ======


Note 5 - Concentrations of Credit Risk and
------------------------------------------
         Financial Instruments With Off-Balance Sheet Risk
         -------------------------------------------------

The Corporation offers commercial and consumer credit products to customers within Stark and surrounding counties. The Corporation maintains a diversified credit portfolio, with commercial loans and leases, commercial real estate loans, residential mortgage loans and consumer loans comprising 12.6%, 10.7%, 41.2% and 35.5%, respectively, at June 30, 1997. Indirect loans accounted for 77.2% of all consumer loans at June 30, 1997. The dealer network from which the indirect automobile, marine and RV loans were purchased includes 118 relationships thus far in 1997, the largest of which was responsible for 8.7% of the total indirect dollar volume for the year-to-date 1997.

The Corporation is a party to financial instruments with off-balance sheet risk. These instruments are required in the normal course of business to meet the financial needs of its customers. The contract or notional amounts of these instruments are not included in the consolidated financial statements. At June 30, 1997, the contract or notional amounts of these instruments, which primarily include commitments to extend credit, standby letters of credit and financial guarantees, and interest rate swaps totaled $161,500,000.

At June 30, 1997, the Corporation held one interest rate swap agreement with a notional amount of $4.7 million. The notional amount of the interest rate swap does not represent an amount exchanged by the parties and is not a measure of the Corporation's exposure through its use of derivatives. The amounts exchanged are determined by reference to the notional amount and the other terms of the interest rate swap. The agreement calls for quarterly reductions in the notional amount with a final expiration of November 27, 2000. Variable interest payments received are based on the three month LIBOR rate which is adjusted on a quarterly basis. The LIBOR rate in effect at June 30, 1997 was 5.8125% while the fixed rate to be paid through the remainder of the contract is 2.88%. The income from this agreement for the six months ended June 30, 1997 was $64,800. For the six months ended June 30, 1996 the income was $83,700. The market value of this swap at June 30, 1997 was a positive $242,900. Under the terms of this contract, future changes in LIBOR will affect the payments received, the income or expense generated by the swap and its market value.

                                    UNB CORP.
                                    ---------
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)
       ------------------------------------------------------


Note 6 - FHLB Advances and Capital Lease
----------------------------------------

Long-term debt at June 30, 1997 is comprised of advances from the Federal Home Loan Bank (FHLB). Pursuant to collateral agreements with the FHLB, advances are secured by all FHLB stock and qualifying first mortgage loans.

A summary of FHLB advances outstanding follows (in thousands):

                  Maturity     Interest Rate         Amount
                  -----------------------------------------
                  1997             5.15%-6.70%       $14,750
                  1998             5.35%-7.85%         9,998
                  1999             5.50%-7.95%        30,348
                  2000             6.00%-8.00%        11,226
                  2001             6.10%-6.70%         3,188
                  2002                6.25%              330
                  2003                6.25%              350
                  ------------------------------------------
                  Total                              $70,190
                  ==========================================


During the second quarter of 1997, the Bank entered into capital lease arrangement in order to finance the acquisition of computer output to laser disk technology (COLD) which includes computer hardware and related software in the amount of $251,655. The lease terms call for sixty monthly payments of $4,990.69, with the last payment due in March, 2002.

                                    UNB CORP.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
                            -------------------------

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

INTRODUCTION
------------

The following areas of discussion pertain to the consolidated financial statements of UNB Corp. at June 30, 1997, compared to December 31, 1996, and the results of operations for the quarter and year-to-date periods ending June 30, 1997, compared to the same periods in 1996. It is the intent of this discussion to provide the reader with a more thorough understanding of the consolidated financial statements and supporting schedules, and should be read in conjunction with those consolidated financial statements and schedules.

UNB Corp. is not aware of any trends, events, or uncertainties that might have a material effect on the soundness of operations; neither is UNB Corp. aware of any proposed recommendations by regulatory authorities which would have a similar effect if implemented.

During the first half of 1997, UNB Corp. applied for and received permission from State of Ohio Department of Commerce, Division of Consumer Finance for a license to establish and operate a consumer finance company as a wholly owned subsidiary of the Corporation. The Loan Place, Inc. was capitalized with a $500,000 investment by the parent company of UNB Corp. in June, 1997. The Loan Place will provide financing options to loan applicants with special borrowing needs. Operations of The Loan Place are to begin July 1, 1997. It is not anticipated that the results of operations of this subsidiary will have a material impact on earnings of UNB Corp. in 1997.

During the second quarter of 1997, Robert L. Mang retired as President/Chief Executive Officer of UNB Corp., and President/Chief Executive Officer of United National Bank & Trust Co. In June, 1997, Roger L. Mann assumed the positions of President/Chief Executive Officer of UNB Corp. and Chief Executive Officer of United National Bank & Trust Co. Prior to this appointment, Mr. Mann served six years as Chairman/Chief Executive Officer of four Banc One community Banks in Fremont, Mansfield, Marion and Sidney, Ohio. Total assets of these banks are approximately $1.2 billion with 35 branch offices. Mr. Mann's 27 year banking career includes senior management positions in four independent community banks located in San Diego and La Jolla, California.

FINANCIAL CONDITION
-------------------

Total assets at June 30, 1997 were $814,266,000, an increase of $4,287,000, or less than 1.0%, from year-end 1996. Decreases in cash and cash equivalents of $2,420,000, were offset by increases in federal funds sold and interest bearing deposits with banks of $4,500,000 and $296,000, respectively, combined for a total increase of $2,376,000 in highly liquid balances. Net runoff of the investment and mortgage-backed securities portfolios was $14,095,000, or 10.6% from year-end 1996 levels. Cash flows and maturities from the investment and mortgage-backed securities portfolios were reinvested in higher yielding mortgage-backed securities as well as used to fund growth in the loan portfolio which experienced an increase of $15,591,000, or 2.5%, since year-end 1996.

                                    UNB CORP.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (continued)
                      -------------------------

Loan growth for the first half of 1997 was focused in the residential and commercial real estate portfolios which experienced growth rates of 7.5% and 3.0%, respectively, from balances at December 31, 1996. Balances in commercial loans increased only slightly from 1996 year-end levels, the result of less than anticipated seasonal line of credit usage and unusually high payoffs. The consumer loan portfolio has experienced a 2.6% decline since year-end 1996, a direct result of Management's decision to reduce volume in indirect installment lending. This was accomplished through higher loan rates and tightened credit standards due to national trends and the Bank's experience in the second half of 1996 and into 1997 of increased delinquencies and loan losses in consumer loans. Emphasis throughout the remainder of 1997 will continue to be focused on growth in the commercial and commercial real estate portfolios, where the Bank's highest yielding assets are concentrated, while strong efforts are being focused on developing a network of buyers for new residential mortgage loan production.

Total earning assets at June 30, 1997 increased to $763,913,000 from $757,445,000 at December 31, 1996, an increase of $6,468,000, or slightly less than 1%. The ratio of earning assets to total assets increased slightly from 93.5% at year-end 1996 to 93.8% at June 30, 1997, a direct result of decreases in cash and cash equivalents from year-end.

Total liabilities increased by $1,902,000 from year-end 1996 levels. Total deposits at June 30, 1997 increased by $11,760,000, or 2.0%, from year-end 1996. Non-interest bearing deposits are less than 1.0% below 1996 year-end levels, showing recovery from normal season declines experienced after year-end. Interest bearing demand balances decreased 2.8%, while savings balances increased 3.5%, from year-end levels. Savings continue to be influenced by the popularity of the Money Market Access product, a variable rate savings product whose tiered rate structure fluctuates weekly with the 13 Week U.S. Treasury Bill rate. Balances in traditional savings products continue to decline, the result of some transfers to the Money Market Access product and certificates of deposit as well as alternative investments outside the banking industry, all of which currently offer a higher rate of return. Certificate of deposit balances increased by $8,160,000, or 2.9%, and were influenced to a great extent by the Bank's interest rates offered relative to local market competition as well as the offering of a special 21 month CD during the second quarter of 1997 which paid a very attractive rate of 6.50%.

Other significant sources of balance sheet funding, term and sweep repurchase agreements declined $17,102,000 from year-end levels while Federal Home Loan Bank (FHLB) advance borrowings increased by $7,587,000, or 12.1%. During the second quarter of 1997, the Bank entered into a capital lease as a financing arrangement for the acquisition of computer output to laser disk technology. The balance outstanding at June 30, 1997 was $231,200.

The ratio of gross loans to deposits and FHLB Advance borrowings was 92.7% at June 30, 1997 compared to 93.1% at year-end 1996. The decrease in this ratio reflects the faster growth in deposits and FHLB advance borrowings over the growth in loans outstanding during the first half of 1997. This ratio was especially influenced by the growth in savings and certificate of deposit balances over the period as well as the decline in consumer loans outstanding.

                                    UNB CORP.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (continued)
                      -------------------------

Total shareholders' equity at June 30, 1997 was $73,719,000, an increase of $2,385,000, or 3.3%, from year-end 1996. The major contributor to this increase was net income for the first half of 1997 of $4,641,000. Additional increases to capital were the result of shares issued through the dividend reinvestment program and the exercise of executive stock options of $134,000 and $85,000, respectively, as well as the net increase in market value, net of deferred taxes, of investment securities available for sale of $414,000. These increases were partially offset by the payment of $1,793,000 in quarterly cash dividends and the net purchases of treasury stock of $1,096,000. Treasury stock has been and will continue to be purchased in order to fund various plans of the Corporation which require the issuance of its stock. These plans include the dividend reinvestment plan as well internal benefit plans of the Corporation such as the employee stock purchase plan, the 401-K plan, and the stock option plans of 1987 and 1997.

RESULTS OF OPERATIONS
---------------------

UNB Corp.'s net income for the second quarter of 1997 was $2,408,000, or $0.40 per share, compared with $2,190,000, or $0.37 per share for the second quarter of 1996. This represents an increase in earnings of 10.0% and an increase in earnings per share of 8.1%. Year-to-date net income of $4,641,000 was $429,000, or 10.2%, greater than the same period last year. The largest component of net income, net interest income increased by $388,000 and $841,000 for the second quarter and year-to-date periods, increases of 4.9% and 5.4%, respectively, from the same periods in 1996. Total interest income for the six months ended was $31,027,000, or 8.6%, over the same period for 1996, while interest expense for the same period was $14,601,000, an increase of $1,612,000, or 12.4%, over the same period in 1996. The growth in net interest income was primarily the result of overall growth in loans outstanding as well as a shift in earning asset mix from the investment portfolio to higher yielding loans.

The net interest margin for the first half of 1997 was 4.37%, a decrease of 17 basis points, from the same period of 1996. At the Bank level, several areas have contributed to the decline in margin. The two most significant factors impacting the net interest margin rate between the two periods are the cost of funds and the yield on the loan portfolio. The overall rate paid on interest bearing liabilities increased 11 basis points with the Money Market Savings and Money Market Access products having the greatest impact on the upward pressure. The impact of these products on the cost of funds were partially offset by several rate reductions in passbook and statement savings and interest bearing checking products, as well as the prepayment at 1996 year-end of a higher cost FHLB advance.

While the cost of funds increased, the rate earned on the loan portfolio declined by four basis points between the two periods with declining yields in the mortgage loan and home equity portfolios having the greatest impact on overall loan yield. Mortgage portfolio yields declined due to the volume of new loans and refinancings booked during a period of relatively lower mortgage rates experienced during the last half of 1996 and early in 1997. The home equity portfolio has been heavily promoted with low introductory rates to encourage customers' use of their lines of credit. Declines in these two segments of the loan portfolio were partially offset by small increases in yield in the commercial loan, commercial real estate and installment

                                    UNB CORP.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (continued)
                      -------------------------

loan portfolios, brought on, in part by a 25 basis point increase in prime rate at the end of the first quarter of 1997. The negative impacts of increased cost of funds and reduced overall loan yields were partially offset by an increase in the overall yield of the investment portfolio of 25 basis points. The favorable performance of the investment portfolio is the direct result of the sale of available for sale securities at year-end 1996 and the reinvestment of the proceeds into higher yielding mortgage-backed securities.

Growth in earning assets has moderated over the first half of 1997 compared to the pace of growth experienced in 1995 and 1996. Aggressive growth in balance sheet size and the resulting decrease in the net interest margin rate was an Asset/Liability management strategy over the past several years. The resulting increase in overall revenue has enabled the Corporation to leverage capital and increase its return on equity. Return on equity for the first half of 1997 was 12.87% compared to 12.62% for the same period in 1996. Return on assets for the same periods has remained fairly steady at 1.17% for the first half of 1997 versus 1.16% for the same period one year ago. Management is focusing on earning asset growth in selected loan products, to be funded with a combination of deposit products and match funding with FHLB advances having similar maturity and cash flow characteristics to lock in interest spreads and manage net interest margin more effectively.

Non-interest income for the second quarter of 1997 shows a 38.2% increase from the same period last year. On a year-to-date basis, non-interest income reached $3,540,000, an increase of $668,000, or 23.3%, from the same period in 1996. All categories of non-interest income show improvement over last year. The most significant factor for these results was an increase in Trust fee income due to an increase in the value of managed assets brought on by record stock market levels and moderate interest rates. Other factors contributing to the positive results were increased service charges on deposits, increased fees from the sale of alternative investments by the Bank's dedicated American Express Financial Advisors and $121,000 in fees collected as a surcharge to non-bank customers using the Bank's ATM network. This surcharge was instituted in January of 1997 and is intended to compensate the Bank for a portion of the costs incurred in maintaining its ATM network.

Non-interest expense for the second quarter increased by $739,000, or 14.1%, from the same period in 1996. On a year-to-date basis, non-interest expense has increased by $935,000, or 8.8%, from 1996. Salary, wages and benefits for the quarter increased from the same period last year due to increases in incentive compensation, partially offset by reductions in pension expense. Increases in occupancy of 12.7% year-to-date were due to the consolidation of the two Hartville branches into one new facility, the relocation of the Amherst branch and the mortgage loan department to new office spaces and the opening of the new Portage & Frank branch all of which occurred in the first half of 1997. Increases in equipment expense of 28.5% year-to-date represent lease payments on a new computer mainframe, a wide area network (WAN), teller and platform computer systems and related software put in place in the third quarter of 1996. Other expenses increased as a result of increased office supplies, telephone, legal, loan and miscellaneous expenses and were partially offset by reductions in FDIC expense.

Management expects the trend in increased equipment expense will continue throughout the remainder of 1997 with a full year of expenses on the new mainframe, expanded WAN

                                    UNB CORP.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (continued)
                      -------------------------

and teller and platform equipment as well as the installation of new computer output to laser disk technology (COLD) which occurred in the second quarter of 1997. Management also anticipates occupancy expenses to be above those recorded in 1996 due to a full year's impact of depreciation on the renovations of United Bank Center and the new Hartville branch, the completion of the new Portage & Frank branch, mortgage loan and The Loan Place offices and the anticipated addition of two in-store branch facilities in the Green and Alliance communities late in the second half of 1997.

In 1997, the Bank is subject to FICO assessments for the payment of interest on bonds issued to finance the takeover of unsafe thrift institutions by the Resolution Trust Company. These annual assessments are approximately 1.3 cents per $100 of deposits insured under BIF and 6.5 cents per $100 of deposits insured by SAIF. Management estimates the annual expense related to the FICO assessment will be approximately $150,000 in 1997, $660,000 less than FDIC premiums paid in 1996.

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

During the second quarter, the Bank reached resolution in legal proceedings regarding the Bank's Lake Cable branch. In June, 1996, as a result of threats to block and barricade ingress and egress to the branch by the partnership which then owned the Cable Shores Shopping Center, the Bank and other adjacent property owners commenced an action in the Stark County Common Pleas Court and subsequently received a temporary restraining order and an injunction prohibiting the threatened interference and for a court declaration that the Bank, other property owners and their customers have the right to such access. A counterclaim was filed against the Bank by the partnership seeking compensatory damages of one million dollars and punitive damages of two million dollars from the Bank for alleged trespass arising from the use of the entrance driveway by the Bank and its customers. An agreement was reached with the former property owner during the second quarter of 1997 before the trial began. The terms of the settlement are not material to the operations of the Corporation.

ALLOWANCE FOR LOAN LOSSES
-------------------------

The provision for loan losses for the second quarter of 1997 was $675,000, a reduction of $125,000 from the same period in 1996. On a year-to-date basis, the provision for loan losses was $1,350,000, or $80,000 less than the same period in 1996. The Bank's reserve-to-loan ratio of 1.38% was four basis points above the

                                    UNB CORP.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (continued)
                      -------------------------

ratio at December 31,1996. The reduction in provision from 1997 was possible due to slower loan growth experienced so far in 1997. The provision for loan losses charged to operating expense is based on Management's evaluation of the loan portfolio, the adequacy of the allowance for loan losses under current economic conditions and current and anticipated loan growth. Net charge-offs as a percentage of average loans outstanding for the second quarter of 1997 were .18% versus .22% for the same period in 1996. Due to the record levels of consumer debt outstanding nationally, and the trend experienced throughout the financial services industry of increased consumer loan delinquencies and losses, Management anticipates the Bank's experience of increased net charge-offs especially in the consumer, MasterCard and residential mortgage loan portfolios over the last four quarters to continue through the remaining quarters of 1997. Implementation of stricter underwriting guidelines put in place in mid-1996 as well as better trend analyses resulting in earlier detection of delinquent accounts and more proactive collection efforts on potential problem credits should begin to have a positive impact on charge-offs by late 1997.

Impaired loans at June 30, 1997 were $430,000, an increase of $162,000 from December 31, 1996. Non-performing loans, which include non-accrual loans and loans past due 90 days or more, were $963,000 at June 30, 1997 compared to $838,000 at December 31, 1996, an increase of $125,000. The ratio of non-performing loans to total loans outstanding at June 30, 1997 was .15%, a slight increase from the .14% recorded at year-end 1996, while the ratio for the Bank's peers, all commercial banks having assets between $500 million and $1 billion, stands at .78%.

CAPITAL RESOURCES
-----------------

Shareholders' equity totaled $73,719,000 at June 30, 1997, an increase of $2,385,000, or 3.3%, compared to the $71,334,000 balance at December 31, 1996.
The ratio of equity-to-assets at June 30, 1997 was 9.05% versus 8.80% at December 31, 1996, with the increase of 25 basis points reflecting more restrained growth in earning assets coupled with continued growth of shareholders' equity primarily due to year-to-date net income. The rate of primary capital (shareholders' equity plus the allowance for loan losses less intangible assets) to total adjusted assets was 13.93%. The risk- based capital ratio was 13.22% while the Tier 1 capital and core leverage ratios reached 11.97% and 8.34%, respectively. The levels achieved in these ratios are above required regulatory minimums and maintain the Corporation in the "well capitalized" category under the guidelines of the Federal Deposit Insurance Corporation Act of 1991 (FDICIA).

The dividend of $0.16 per share for the second quarter of 1997 was a 14.3% increase over the dividend paid for the same period in 1996 and a $0.01 increase over the dividend paid in the first quarter of 1997. The year-to-date dividend of $0.31, representing 38.6% of the first half's earnings, falls within the Corporation's dividend policy which provides for cash dividend payouts within a range of 35% to 50% of earnings.

At June 30, 1997, the unrealized gain in securities available for sale, net of deferred taxes of $1,587,000, reflects an increase in shareholders' equity of $415,000 since year-end 1996. The unrealized gain in market value of the available for sale securities has increased primarily due to the reduction in market interest rates experienced in late June of 1997 as well as the continued price appreciation experienced in the national equity markets.

                                    UNB CORP.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (continued)
                      -------------------------

LIQUIDITY
---------

Management ensures that the liquidity position of the Corporation is adequate to meet the credit needs and cash demands of its borrowers and depositors through the ability to readily convert assets to cash and raise funds in the market place in a timely and cost effective manner. Total cash, federal funds sold, investments and mortgage-backed securities available for sale (including money market investments) of $150,155,000 represent 18.4% of total assets at June 30, 1997. Of the investments available for sale, $52,966,000 are held in U.S. Treasury and Agency securities, 79.2% of which mature within one year. Approximately $81,368,000 of total Corporate securities are pledged as collateral to secure public fund deposits, sweep or term repurchase agreements or other obligations. The Corporation's ability to raise funds in the market place is provided by the Bank's branch network, in addition to the availability of Federal Home Loan Bank (FHLB) advance borrowings, brokered deposits, Federal funds purchased and securities sold under agreement to repurchase. The ratio of gross loans to deposit and FHLB advance borrowings of 92.8% versus 93.1% at year-end 1996 reflects the faster growth in deposits and advance borrowings over the growth in loans outstanding during the first half of 1997.

The liquidity needs of the Holding Company, primarily cash dividends and other corporate purposes, are met through cash, short term investments and dividends from the Bank.

INTEREST RATE SENSITIVITY
-------------------------

In the normal course of business, the Bank is exposed to interest rate risk caused by the differences in cash flows and repricing characteristics that occur in various assets and liabilities as a result of changes in interest rates. The asset and liability management process is designed to measure and manage that risk to maintain consistent levels of net interest income and net present value of equity under any interest rate scenario.

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

At June 30, 1997, assuming an immediate, parallel 200 basis point shift in market yields, the Bank's net interest income for the next twelve months was calculated to vary between -1.95% for a 200 basis point increase, and +0.71% for a 200 basis point decrease, denoting a negative income sensitivity to rising interest rates. For the same two interest rate scenarios, the net present value of portfolio equity was projected to decline by 18.4% and increase by 22.3%, respectively. The duration of total assets exceeded the duration of total liabilities by 8.9 months, indicating

                                    UNB CORP.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (continued
                      -------------------------

that liabilities will reprice sooner than assets, consistent with a bias toward negative interest rate sensitivity. The modified twelve month cumulative gap was
- 11.2% of total assets, indicating a higher degree of rate sensitive liabilities than rate sensitive assets and an exposure to rising interest rates. The gap results fall outside the established Asset and Liability Policy limits of +/-10% for the one year time frame. In order to bring the Bank back into compliance with Policy limits, Management continues to evaluate some repositioning of the balance sheet. Options being examined include the possible sale of fixed rate loans, greater emphasis on the growth of variable rate, Prime based, commercial lending and the continued use of FHLB advances to offset the Bank's inability to raise longer term deposits due to depositor's aversion to extend maturities at current interest rate levels. During the first half of 1997, the Bank raised approximately $30.2 million in a special 21 month certificate of deposit promotion to fund balance sheet growth, lock in interest spreads on fixed rate loans and increase the duration on its certificates of deposit.

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

CONCENTRATION OF CREDIT RISK
----------------------------

The Corporation maintains a diversified credit portfolio, with relatively smaller balance, homogeneous consumer installment, credit card and residential mortgage loans comprising 76.7% of total loans outstanding at June 30, 1997. Residential mortgages, automobile, recreational vehicle and boat loans were the four largest concentrations in the loan portfolio by loan type. Commercial and commercial real estate loans comprise the remaining 12.6% and 10.7% of loans outstanding, respectively. The two largest industry concentrations identified within the loan portfolio, manufacturers and suppliers of structural wood components for the construction industry and offices and clinics of medical doctors, have commitments outstanding which represent 34.4% and 25.7%, respectively, of total Bank capital. Within the commercial real estate portfolio, real estate is mainly held as collateral while the cash flows of the business are considered the primary source of repayment on the loans. With all loan types, Management attempts to balance credit risk versus return by employing conservative credit standards and comprehensive underwriting guidelines in addition to the loan review function which monitors credits during and after the approval process.

                          UNITED NATIONAL BANK & TRUST

                            12 MO CUM ADJ GAP TREND

                                    [GRAPH]

GAP Analysis Ratios:

                                  6/96      7/96      8/96      9/96    10/96    11/96     12/96    1/97      2/97      3/97
                                  ----      ----      ----      ----    -----    -----     -----    ----      ----      ----

Cumulative Bank GAP              81,104    85,993    80,766    78,146   87,608   91,399   69,273   72,303    71,726    71,363


Rate Sensitive Asset to Rate
Sensitive Liability (%)          113.23%   114.15%   113.14%   112.20%  113.51%  114.16%  110.40%  110.99%   110.92%   110.80%

Adjusted GAP Percentage:

3 Months Cum GAP %              -10.32%    -8.86%   -10.22%    -8.08%   -7.02%   -6.77%   -7.99%  -10.63%   -12.09%   -11.96%
6 Months Cum GAP %              -12.04%   -10.35%    -9.79%    -7.98%   -6.07%   -8.03%   -9.29%  -12.19%   -14.94%   -15.15%
12 Months Cum GAP %              -7.17%    -6.17%    -8.58%    -6.09%   -4.70%   -6.51%   -8.64%   -9.24%   -10.61%   -12.01%



                                 4/97      5/97      6/97
                                 ----      ----      ----

Cumulative Bank GAP             73,356    80,256    75,448


Rate Sensitive Asset to Rate
Sensitive Liability (%)         111.25%   112.05%  111.33%

Adjusted GAP Percentage:

3 Months Cum GAP %             -12.77%   -12.62%   -11.25%
6 Months Cum GAP %             -14.96%   -15.49%   -14.53%
12 Months Cum GAP %            -11.12%   -11.58%   -11.20%

                                    UNB CORP.
                    ANALYSIS OF THE ALLOWANCE FOR LOAN LOSSES

                              (VALUATION RESERVES)

                                  JUNE 30, 1997

                                 (000'S omitted)

                                                                                                    1997              1996
                                                                                                  -------            -----
Balance at January 1,                                                                             $ 8,335           $ 7,242

           Charge-Offs (Domestic):
                          Commercial, Financial, Agricultural                                     $   213                53
                          Real Estate - Commercial                                                      0                 0
                          Real Estate - Residential                                                    20                68
                          Consumer Loans                                                            1,284             1,014
                                                                                                    -----             -----
                                 Total Charge-Offs                                                  1,517             1,135
                                                                                                    -----             -----

           Recoveries (Domestic):
                          Commercial, Financial, Agricultural                                           4                 1
                          Real Estate - Commercial                                                      0                31
                          Real Estate - Residential                                                    74                21
                          Consumer Loans                                                              501               398
                                                                                                    -----             -----
                                 Total Recoveries                                                     579               451
                                                                                                    -----             -----

           Net Charge-Offs                                                                            938               684
                                                                                                    -----             -----

           Additions Charged to Operations                                                          1,350             1,430

Balance at June 30,                                                                               $ 8,747           $ 7,988
                                                                                                    =====             =====

Ratio of net charge-offs during this
 quarter to average loans outstanding                                                               .18%             .22%
                                                                                                   ====             =====

Allowance as a percentage of total loans                                                           1.38%            1.35%
                                                                                                   ====             ====

                                    UNB CORP.
                   ALLOCATION OF THE ALLOWANCE FOR LOAN LOSSES

                                  JUNE 30, 1997

                                 (000'S omitted)

                                                                                                   Percent of
                                                                                                     loans
                                                                                                in each category
                                                                        Amount                   to total loans
                                                                        ------                   --------------
Commercial, Financial, Agricultural                                     $ 3,048                        12.6%
Real Estate - Commercial                                                    748                        10.7%
Real Estate - Residential                                                   262                        41.2%
Consumer Loans                                                            2,319                        35.5%

Unallocated:                                                              2,370                         N/A
                                                                        -------                      ------
Valuation Reserve on June 30, 1997                                      $ 8,747                      100.00%
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

                                                                   Election of Directors
                                      Louis V. Bockius III               Abner A. Yoder               Joseph J. Sommer
                                      --------------------               --------------               ----------------
   For                                     4,490,420                        4,494,242                      4,491,365
   Against                                     6,068                            2,245                          5,122
   Abstain                                      ---                              ---                            ---
   Shares not
     voted by Brokers                        528,488                          528,488                        528,488


                                     Russell W. Maier                 Harold M. Kolenbrander
                                     ----------------                 ----------------------
   For                                  4,468,295                            4,494,356
   Against                                 28,193                                2,131
   Abstain                                  ---                                   ---
   Shares not
     voted by Brokers                     528,488                              528,488


                                        Proposed UNB Corp.
                                     1997 Stock Option Plan
                                     ----------------------
   For                                        3,699,780
   Against                                      462,935
   Abstain                                       76,578
   Shares not
     voted by Brokers                           800,446

Item 5 - Other Information
--------------------------

   N/A

Item 6 - Exhibits and Reports on Form 8-K
-----------------------------------------

A.     Exhibit
       Number              Exhibit
       ------              -------
         27                Financial Data Schedule (1)

B. Reports - Form 8-K - No reports on Form 8-K were filed by the Registrant during the second quarter of 1997.

(1)Filed only in electronic format pursuant to Item 601(b)(27) of Regulation
S-K.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
                                                      UNB CORP.
                                                    (Registrant)

Date  August 13, 1997                        /s/ James J. Pennetti
     --------------------------              -----------------------------------
                                             James J. Pennetti
                                             (Duly authorized officer and
                                              Treasurer, UNB Corp.)