Form 10-Q
period 1997-09-30
UNB CORP/OH
filed 1997-11-13
CIK 746481

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q



[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   September 30, 1997
                              ----------------------------

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

       Common Stock, $1.00 Stated Value          Outstanding at October 31, 1997
                                                       5,821,372 Common Shares

                                    UNB CORP.

                                    FORM 10-Q

                        QUARTER ENDED SEPTEMBER 30, 1997



                         PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

        Interim financial information required by Regulation 210.10-01 of Regulation S-X is included in this Form 10Q as referenced below:


                                                                                  Page
                                                                                Number(s)
                                                                                ---------

Consolidated Balance Sheets                                                          1

Consolidated Statements of Income                                                    2

Condensed Consolidated Statements
 of Changes in Shareholders' Equity                                                  3

Consolidated Statements of Cash Flows                                                4

Notes to the Consolidated Financial Statements                                    5-12

Item 2 - Management's Discussion and Analysis of
            Financial Condition and Results of Operations                        13-25


                           PART II - OTHER INFORMATION

Item 4 - Submission of Matters to a Vote of
         Security Holders                                                           26

Item 5 - Other Information                                                          26

Item 6 - Exhibits and Reports on Form 8-K                                           27

Signatures                                                                          27

                                 U N B C O R P.
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

(In thousands)                                                                                   SEPTEMBER 30,       December 31,
                                                                                                     1997               1996
                                                                                             ------------------------------------

ASSETS
Cash and cash equivalents                                                                            $28,774           $34,762
Federal funds sold                                                                                    11,200             6,800
Interest bearing deposits with banks                                                                     765               157
Securities, net (Fair value:
     $62,384 and $89,995, respectively)(Note 2)                                                       62,364            89,979
Mortgage-backed securities (Fair value:
     $59,919 and $43,058, respectively)(Note 2)                                                       59,812            42,907
Loans originated and held for sale                                                                     1,865                 0
Loans:
       Total loans (Notes 3 and 6)                                                                   635,857           617,602
       Allowance for loan losses (Note 4)                                                             (9,552)           (8,335)
-------------------------------------------------------------------------------------------------------------------------------
             Net loans                                                                               626,305           609,267
Premises and equipment, net                                                                           11,531            10,044
Intangible assets                                                                                      5,592             6,353
Accrued interest receivable and other assets                                                           9,085             9,710
-------------------------------------------------------------------------------------------------------------------------------
          TOTAL ASSETS                                                                              $817,293          $809,979
===============================================================================================================================


LIABILITIES
Deposits:
       Noninterest bearing deposits                                                                  $78,721           $81,554
       Interest bearing deposits                                                                     551,284           519,110
-------------------------------------------------------------------------------------------------------------------------------
        Total deposits                                                                               630,005           600,664
Fed funds purchased and short-term borrowings                                                         55,165            68,408
Federal Home Loan Bank advances and capital lease (Note 6)                                            49,176            62,603
Accrued taxes, expenses and other liabilities                                                          7,531             6,970
-------------------------------------------------------------------------------------------------------------------------------
       TOTAL LIABILITIES                                                                             741,877           738,645

SHAREHOLDERS' EQUITY
Common stock ($1.00 stated value, 15,000,000 shares authorized;
             5,821,373 and 5,785,605 issued and outstanding, respectively)                             5,821             5,786
Paid-in capital                                                                                       31,512            32,497
Retained earnings                                                                                     35,841            31,879
Unrealized gain on securities available for sale, net of tax                                           2,715             1,172
Treasury stock, 12,256 shares at cost                                                                   (473)                0
-------------------------------------------------------------------------------------------------------------------------------
       TOTAL SHAREHOLDERS' EQUITY                                                                     75,416            71,334
-------------------------------------------------------------------------------------------------------------------------------
       TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                                   $817,293          $809,979
===============================================================================================================================


               See Notes to the Consolidated Financial Statements

                                 U N B C O R P.
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

(In thousands except per share data)                         THREE MONTHS ENDED            NINE MONTHS ENDED
                                                                SEPTEMBER 30,                 SEPTEMBER 30,
                                                         ---------------------------   ---------------------------
                                                              1997          1996           1997            1996
                                                         -------------  ------------   ------------    -----------
INTEREST INCOME:
     Interest and fees on loans:
          Taxable                                         $   13,727     $   13,026     $   40,582     $   37,547
          Tax exempt                                              46             56            142            174
     Interest and dividends on investments
           & mortgage-backed securities:
          Taxable                                              1,915          1,723          5,548          5,364
          Tax exempt                                              13             13             39             44
     Interest on bank deposits and federal funds sold            247            172            664            435
------------------------------------------------------------------------------------------------------------------
           Total interest income                              15,948         14,990         46,975         43,564
------------------------------------------------------------------------------------------------------------------

INTEREST EXPENSE:
     Interest on deposits                                      6,066          5,479         17,092         15,801
     Interest on short-term borrowings                           618            686          2,098          2,046
     Interest on FHLB advances                                 1,200            910          3,295          2,217
------------------------------------------------------------------------------------------------------------------
     Total interest expense                                    7,884          7,075         22,485         20,064
------------------------------------------------------------------------------------------------------------------

NET INTEREST INCOME                                            8,064          7,915         24,490         23,500
PROVISION FOR LOAN LOSSES (NOTE 4)                               887            920          2,237          2,350
------------------------------------------------------------------------------------------------------------------
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES            7,177          6,995         22,253         21,150

OTHER INCOME:
     Service charges on deposits                                 635            599          1,860          1,770
     Trust Department income                                     766            659          2,394          1,971
     Other operating income                                      252            219            856            607
     Securities gains, net                                         8              0             36              1
     Gains on loans originated for resale and sold                57              0            112              0
------------------------------------------------------------------------------------------------------------------
     Total other income                                        1,718          1,477          5,258          4,349
------------------------------------------------------------------------------------------------------------------

OTHER EXPENSES:
     Salary, wages and benefits                                2,789          2,577          8,225          8,089
     Occupancy                                                   343            305            971            862
     Equipment                                                   830            711          2,301          1,856
     Other operating expense                                   1,718          2,190          5,791          5,649
------------------------------------------------------------------------------------------------------------------
     Total other expenses                                      5,680          5,783         17,288         16,456
------------------------------------------------------------------------------------------------------------------


INCOME BEFORE INCOME TAXES                                     3,215          2,689         10,223          9,043
PROVISION FOR INCOME TAXES                                     1,114            935          3,481          3,077
------------------------------------------------------------------------------------------------------------------
    NET INCOME                                            $    2,101     $    1,754     $    6,742     $    5,966
==================================================================================================================

EARNINGS PER SHARE (NOTE 1):
     Primary                                              $     0.36     $     0.30     $     1.14     $     1.01
     Fully diluted                                        $     0.36     $     0.30     $     1.14     $     1.01
==================================================================================================================

DIVIDENDS PER SHARE (NOTE 1)                              $     0.17     $     0.14     $     0.48     $     0.42
==================================================================================================================

WEIGHTED AVERAGE SHARES OUTSTANDING (NOTE 1):
     Primary                                               5,911,299      5,919,728      5,899,711      5,901,524
     Fully diluted                                         5,913,524      5,921,850      5,912,765      5,916,753
==================================================================================================================


Note: Per share data is based on the average number of shares outstanding adjusted for stock dividends and splits.

               See Notes to the Consolidated Financial Statements

                                   U N B CORP.
      CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                                   (UNAUDITED)

(In thousands except per share data)
                                                                                                 NINE MONTHS ENDED
                                                                                          9/30/97                9/30/96
                                                                                      ----------------       ---------------

         Balance at beginning of period                                                       $71,334               $65,327

         Net Income                                                                             6,742                 5,966

         Shares issued through dividend reinvestment                                              133                   527

         Stock options exercised                                                                  187                    24

         Cash dividends $0.480 and $0.415 per share, respectively                              (2,780)               (2,390)

         Treasury stock purchases                                                              (3,217)                    0

         Treasury stock sales                                                                   1,474                     0

         Change in market value on investment securities
            available for sale, net of deferred taxes                                           1,543                   104
                                                                                      ----------------       ---------------
         Balance at end of period                                                             $75,416               $69,558
                                                                                      ================       ===============



               See Notes to the Consolidated Financial Statements

                                    UNB CORP.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                                 NINE MONTHS ENDED
(In thousands)                                                                                      SEPTEMBER 30,
                                                                                                1997           1996
                                                                                                ----           ----
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income                                                                              $   6,742       $  5,966
     Adjustments to reconcile net income to net cash from operating activities:
           Depreciation and amortization                                                           741            568
           Provision for loan losses                                                             2,237          2,350
           Net securities gains                                                                    (36)             1
           Net accretion on securities                                                            (603)          (105)
           Amortization of intangible assets                                                       761            767
           Loans originated for resale                                                         (11,227)             0
           Proceeds from sale of loan originations                                               9,474              0
     Changes in:
           Interest receivable                                                                    (219)          (354)
           Interest payable                                                                       (534)          (303)
           Other assets and liabilities, net                                                     1,842           (217)
           Deferred income                                                                          (2)            (3)
-----------------------------------------------------------------------------------------------------------------------
             Net cash from operating activities                                                  9,176          8,670
-----------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Net change in interest bearing deposits with banks                                           (608)        (7,759)
     Net increase in funds sold                                                                 (4,400)        (7,450)
     Investment and mortgage-backed securities:
           Proceeds from sales of securities available for sale                                  3,221          1,999
           Proceeds from maturities of securities held to maturity                               6,688         17,329
           Proceeds from maturities of securities available for sale                           136,000         18,970
           Purchases of securities held to maturity                                             (4,883)       (16,958)
           Purchases of securities available for sale                                         (110,062)       (27,333)
           Purchases of mortgage-backed securities available for sale                          (37,672)        (3,389)
           Principal payments received on mortgage-backed securities held to maturity            4,835          7,555
           Principal payments received on mortgage-backed securities available for sale         14,864         14,517
     Net increase in loans made to customers                                                   (17,285)       (87,541)
     Loans purchased                                                                            (1,637)        (1,761)
     Purchases of premises and equipment, net                                                   (2,228)        (1,119)
     Principal payments received under leases                                                      152            121
     Leased assets purchased                                                                      (617)             0
-----------------------------------------------------------------------------------------------------------------------
           Net cash from investing activities                                                  (13,632)       (92,819)
-----------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Net increase in deposits                                                                   29,341         37,080
     Cash dividends paid, net of shares issued through dividend reinvestment                    (2,647)        (1,863)
     Purchase of treasury stock                                                                  1,090              0
     Sales of treasury stock                                                                    (3,217)             0
     Proceeds from issuance of stock                                                               571             24
     Net increase (decrease) in short-term borrowings                                          (13,243)        13,844
     Proceeds from FHLB advances                                                                10,000         47,000
     Repayments of FHLB advances                                                               (23,647)        (9,724)
     Proceeds from capital lease                                                                   248              0
     Repayments on capital lease                                                                   (28)             0
-----------------------------------------------------------------------------------------------------------------------
           Net cash from financing activities                                                   (1,532)        86,361
-----------------------------------------------------------------------------------------------------------------------

NET CHANGE IN CASH AND CASH EQUIVALENTS                                                         (5,988)         2,212

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                                                  34,762         31,735
-----------------------------------------------------------------------------------------------------------------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                                   $  28,774       $ 33,947
=======================================================================================================================



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

These interim financial statements are prepared without audit and reflect all adjustments of a normal recurring nature which, in the opinion of Management, are necessary to present fairly the consolidated financial position of UNB Corp. at September 30, 1997, and its results of operations and cash flows for the periods presented. The accompanying consolidated financial statements do not purport to contain all the necessary financial disclosures required by generally accepted accounting principles that might otherwise be necessary in the circumstances. The Annual Report for UNB Corp. for the year ended December 31, 1996, contains consolidated financial statements and related notes which should be read in conjunction with the accompanying consolidated financial statements.

For consolidated financial statement classification and cash flow reporting purposes, cash and cash equivalents include currency on hand and non-interest bearing deposits with banks. For the nine months ended September 30, 1997, and September 30, 1996, UNB Corp. paid interest in the amount of $23.0 million and $20.4 million, respectively. For the same nine month periods, federal income taxes totaled $3,525,000 and $3,990,000, respectively.

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

                                    UNB CORP.
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)
       ------------------------------------------------------

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

Primary and fully diluted earnings per share at September 30, 1997 and 1996 are computed based on the weighted average shares outstanding during the period. Primary earnings per common share has been computed assuming the exercise of stock options less the treasury shares assumed to be purchased from the proceeds using the average market price of UNB Corp.'s stock for the periods presented. Fully diluted earnings per common share represents the additional dilution related to the stock options due to the use of the market price as of the period end.

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

                                    UNB CORP.
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)
       ------------------------------------------------------

Note 2 - Investment Securities
------------------------------

The amortized cost and estimated fair value of the investment and mortgage-backed securities, available for sale and held to maturity, as presented on the consolidated balance sheet at September 30, 1997, and December 31, 1996, are as follows:

                                                         September 30, 1997
                                            -----------------------------------------------
                                                           Gross       Gross      Estimated
                                            Amortized    Unrealized  Unrealized     Fair
(in thousands of dollars)                     Cost         Gains       Losses       Value
-------------------------                     ----         -----       ------       -----

Securities available for sale:
    U.S. Treasury securities                $ 20,017      $   55      ($  3)      $ 20,069
    Obligations of U.S. government
       agencies and corporations              25,958          80        (46)        25,992

Securities held to maturity:
    Obligations of state and political
       subdivisions                              876           1         (1)           876
    Corporate bonds and other debt
       securities                                746          20         --            766
                                            --------      ------      -----       --------

    Total debt securities                     47,597         156        (50)        47,703
Equity securities available for sale          11,429       3,252         --         14,681
                                            --------      ------      -----       --------

    Total investment securities               59,026       3,408        (50)        62,384

Mortgage-backed securities
    available for sale                        51,053         287       (206)        51,134

Mortgage-backed securities
    held to maturity                           8,678         107         --          8,785
                                            --------      ------      -----       --------

    Total mortgage-backed securities          59,731         394       (206)        59,919
                                            --------      ------      -----       --------
    Total investment and mortgage-
       backed securities                    $118,757      $3,802      ($256)      $122,303
                                            ========      ======      =====       ========

                                    UNB CORP.
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)
       ------------------------------------------------------

                                                                                    December 31, 1996
                                                           ----------------------------------------------------------------------
                                                                                 Gross               Gross             Estimated
                                                           Amortized           Unrealized          Unrealized             Fair
(in thousands of dollars)                                    Cost                Gains               Losses               Value
                                                             ----                -----               ------               -----

Securities available for sale
  U.S. Treasury securities                                  $23,062               $ 65                ($41)              $23,086
  Obligations of U.S. government
    agencies and corporations                                52,366                 50                 (45)               52,371

Securities held to maturity:
  U.S. Treasury securities                                      360                  5                   0                   365
   Obligations of state and
     political subdivisions                                   1,051                  4                   0                 1,055
   Corporate bonds and other debt
     securities                                                 826                  7                   0                   833
                                                            -------            -------              -------              -------

   Total debt securities                                     77,665                131                 (86)               77,710
Equity securities available for sale                         10,514              1,771                   0                12,285
                                                            -------            -------              -------              -------

   Total investment securities                               88,179              1,902                 (86)               89,995

Mortgage-backed securities
  available for sale                                         29,431                 89                (113)               29,407
Mortgage-backed securities
  held to maturity                                           13,500                151                   0                13,651
                                                            -------            -------              -------              -------

   Total mortgage-backed securities                          42,931                240                (113)               43,058
                                                            -------            -------              -------              -------

   Total investment and mortgage-
    backed securities                                      $131,110             $2,142               ($199)             $133,053
                                                           ========            =======              =======             ========


During the nine month periods ended September 30, 1997 and 1996, the proceeds from sales of securities available for sale were $3,221,229 and $1,998,773, respectively. Net gains of $35,828 were recognized on the sales of securities in 1997 while net losses of $925 were recognized on sales in 1996. There were no sales or transfers of securities classified as held to maturity.

The amortized cost and estimated fair value of mortgage-backed and debt securities at September 30, 1997, by contractual maturity, are shown on page 9. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                    UNB CORP.
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)
       ------------------------------------------------------


                                                          September 30, 1997
                                                                 Estimated    Weighted
                                                    Amortized      Fair       Average
(in thousands of dollars)                             Cost         Value       Yield
                                                    ---------    ---------    --------
p
Securities available for sale:

U.S. Treasuries
    Due in one year or less                          $15,023      $15,052      5.82%
    Due after one year through five years              4,994        5,017      6.12
                                                     -------      -------      ----
      Total                                           20,017       20,069      5.89

U.S. Government agencies and corporations
    Due in one year or less                           11,978       11,992      5.91
    Due after one year through five years             13,980       14,000      6.63
                                                     -------      -------      ----
      Total                                           25,958       25,992      6.30
                                                     -------      -------      ----

    Total debt securities available for sale         $45,975      $46,061      6.12%
                                                     =======      =======      ====


Securities held to maturity:

Obligations of state and political subdivisions
    Due in one year or less                              876          876      4.41
                                                     -------      -------      ----
      Total                                              876          876      4.41

Corp bonds and other debt securities
    Due after one year through five years                746          766      8.44
                                                     -------      -------      ----
      Total                                              746          766      8.44
                                                     -------      -------      ----

    Total securities held to maturity                $ 1,622      $ 1,642      6.26%
                                                     =======      =======      ====

Mortgage-backed and collateralized
    mortgage obligations available for sale          $51,053      $51,134      6.56%

Mortgage-backed and collateralized
    mortgage obligations held to maturity              8,678        8,785      4.90
                                                     -------      -------      ----

      Total mortgage-backed and debt securities      $59,731      $59,919      6.32%
                                                     =======      =======      ====



At September 30, 1997 there were no holdings of securities of any one issuer, other than the U.S. government and its agencies and corporations with an aggregate book value which exceeds 10% of shareholders' equity.

                                    UNB CORP.
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)
       ------------------------------------------------------

Note 3 - Loans
--------------

Total loans as presented on the balance sheet are comprised of the following classifications:

                                                                          September 30, 1997               December 31, 1996
                                                                          ------------------               -----------------
(in thousands of dollars)

      Commercial, financial and agricultural                                 $ 79,324                        $ 74,186
      Commercial, tax exempt                                                    3,869                           4,107
      Commercial real estate                                                   68,064                          65,875
      Residential real estate                                                 264,891                         242,652
      Consumer loans                                                          219,709                         230,782
                                                                              -------                         -------

      Total loans                                                            $635,857                        $617,602
                                                                             ========                        ========


Impaired loans are as follows:
                                                                          September 30, 1997               December 31, 1996
                                                                          ------------------               -----------------

(in thousands of dollars)
      Loans with no allowance for loan
       losses allocated                                                          $238                            $ 63
      Loans with allowance for loan
       losses allocated                                                           158                             205
      Amount of allowance allocated                                               135                             135

      Average of impaired loans,
       year-to-date                                                              $294                            $309
      Interest income recognized during
       impairment                                                                  18                              28
      Cash-basis interest income
       recognized year-to-date                                                     20                              28

At September 30, 1997 and December 31, 1996, loans on non-accrual status and/or past due more than 90 days approximated $1,091,200 and $838,000, respectively. The Other Real Estate Owned balance, net of allowance, at September 30, 1997 and December 31, 1996 was $325,000 and $529,800.


Note 4 - Allowance for Loan Losses
----------------------------------

A summary of activity in the allowance for loan losses for the nine months ended September 30, 1997, and September 30, 1996, are as follows:

(in thousands of dollars)                                                        1997                    1996
                                                                                 ----                    ----

      Balance - January 1                                                       $8,335                  $7,242
      Provision charged to operating expense                                     2,237                   2,350
      Loans charged off, net of recoveries                                      (1,020)                 (1,306)
                                                                               --------                --------

      Balance - September 30                                                    $9,552                  $8,286
                                                                               ========                ========

                                    UNB CORP.
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)
       ------------------------------------------------------

Note 5 - Concentrations of Credit Risk and
------------------------------------------
         Financial Instruments With Off-Balance Sheet Risk
         -------------------------------------------------

The Corporation offers commercial and consumer credit products to customers within Stark and surrounding counties. The Corporation maintains a diversified credit portfolio, with commercial loans and leases, commercial real estate loans, residential mortgage loans and consumer loans comprising 13.1%, 10.7%, 41.7% and 34.5%, respectively, at September 30, 1997. Indirect loans accounted for 75.6% of all consumer loans at September 30, 1997. The dealer network from which the indirect automobile, marine and RV loans were purchased includes 129 relationships thus far in 1997, the largest of which was responsible for 10.7% of the total indirect dollar volume for the year-to-date 1997.

The Corporation is a party to financial instruments with off-balance sheet risk. These instruments are required in the normal course of business to meet the financial needs of its customers. The contract or notional amounts of these instruments are not included in the consolidated financial statements. At September 30, 1997, the contract or notional amounts of these instruments, which primarily include commitments to extend credit, standby letters of credit and financial guarantees, and interest rate swaps totaled $177,268,000.

At September 30, 1997, the Corporation held one interest rate swap agreement with a notional amount of $4.1 million. The notional amount of the interest rate swap does not represent an amount exchanged by the parties and is not a measure of the Corporation's exposure through its use of derivatives. The amounts exchanged are determined by reference to the notional amount and the other terms of the interest rate swap. The agreement calls for quarterly reductions in the notional amount with a final expiration of November 27, 2000. Variable interest payments received are based on the three month LIBOR rate which is adjusted on a quarterly basis. The LIBOR rate in effect at September 30, 1997 was 5.72% while the fixed rate to be paid through the remainder of the contract is 2.88%. The income from this agreement for the nine months ended September 30, 1997 and September 30, 1996 was $96,800 and $122,100, respectively. The market value of this swap at September 30, 1997 was a positive $207,900. Under the terms of this contract, future changes in LIBOR will affect the payments received, the income or expense generated by the swap and its market value.


Note 6 - FHLB Advances and Capital Lease
----------------------------------------

The majority of long-term debt at September 30, 1997 is comprised of advances from the Federal Home Loan Bank (FHLB). Pursuant to collateral agreements with the FHLB, advances are secured by all FHLB stock and qualifying first mortgage loans.

                                    UNB CORP.
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)
       ------------------------------------------------------

A summary of FHLB advances outstanding follows (in thousands):

             Maturity            Interest Rate         Amount
             --------------------------------------------------------------
             1997                    5.15%-6.70%                     $3,515
             1998                    5.35%-6.70%                      7,498
             1999                    5.50%-6.85%                     27,848
             2000                    6.00%-6.70%                      6,226
             2001                    6.10%-6.70%                      3,188
             2002                       6.25%                           330
             2003                       6.25%                           350
             --------------------------------------------------------------
             Total                                                  $48,955
             ==============================================================

During the second quarter of 1997, the Bank entered into capital lease arrangement in order to finance the acquisition of its computer output to laser disk technology (COLD) which includes computer hardware and related software in the amount of $251,655. The lease terms call for sixty monthly payments of $4,990.69 with the last payment due in March, 2002. The balance outstanding at September 30, 1997 was $220,920.

                                    UNB CORP.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
                            -------------------------

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

INTRODUCTION
------------

The following areas of discussion pertain to the consolidated financial statements of UNB Corp. at September 30, 1997, compared to December 31, 1996, and the results of operations for the quarter and year-to-date periods ending September 30, 1997, compared to the same periods in 1996. It is the intent of this discussion to provide the reader with a more thorough understanding of the consolidated financial statements and supporting schedules, and should be read in conjunction with those consolidated financial statements and schedules.

UNB Corp. is not aware of any trends, events, or uncertainties that might have a material effect on the soundness of operations; neither is UNB Corp. aware of any proposed recommendations by regulatory authorities which would have a similar effect if implemented.

During the first half of 1997, UNB Corp. applied for and received permission from State of Ohio Department of Commerce, Division of Consumer Finance for a license to establish and operate a consumer finance company as a wholly owned subsidiary of the Corporation. The Loan Place, Inc. was capitalized with a $500,000 investment by UNB Corp. in June, 1997. The Loan Place is providing financing options to loan applicants with special borrowing needs. The operations of The Loan Place began July 1, 1997 and at September 30, 1997 had $357,000 in gross loans outstanding. It is not anticipated that the results of operations of this subsidiary will have a material impact on earnings of UNB Corp. in 1997.

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

During the fourth quarter of 1997 UNB Corp. plans to liquidate its affiliate, the United Credit Life Insurance Company. United Credit Life was organized and incorporated as a domestic life and disability reinsurer under the laws of the State of Arizona on December 15, 1985 and received its Certificate of Authority to transact business on May 29, 1986. The underwriting of credit life and credit accident and health insurance was directly related to the extension of credit by the Bank to its customers. Liquidation gains or losses will have no material effect on current or future earnings of the Corporation.

Also in the fourth quarter of 1997 UNB Corp. plans to activate its affiliate, the United Insurance Agency, Inc., which was chartered on August 23, 1990. This affiliate is currently licensed to issue life, accident and health, and variable life annuity insurance. It has also filed with the State of Ohio to obtain an

                                    UNB CORP.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (continued)
                      -------------------------

amendment to its charter to be licensed to issue property and casualty insurance. It is not anticipated that the results of operations of this new subsidiary will have a material impact on earnings of UNB Corp. in 1997.


FINANCIAL CONDITION
-------------------

Total assets at September 30, 1997 were $817,293,000, an increase of $7,314,000, or less than 1.0%, from year-end 1996. Decreases in cash and cash equivalents of $5,988,000, were offset by increases in federal funds sold and interest bearing deposits with banks of $4,400,000 and $608,000, respectively, combined for a total decrease of $980,000 in highly liquid balances. Net runoff of the investment and mortgage-backed securities portfolios was $10,710,000, or 8.1% from year-end 1996 levels. Maturities and cash flows from the investment and mortgage-backed securities portfolios were reinvested in relatively higher yielding mortgage-backed securities as well as used to fund growth in the loan portfolio which experienced an increase of $18,255,000, or 3.0%, since year-end 1996.

Loan growth for the first three quarters of 1997 was focused in the residential and commercial portfolios which experienced growth rates of 9.2% and 6.3%, respectively, from balances at December 31, 1996. Balances in commercial loans rebounded in the third quarter after remaining flat in the first half of the year due to less than anticipated seasonal line of credit usage and unusually high payoffs. The consumer loan portfolio has experienced a 4.8% decline since year-end 1996, a direct result of Management's decision to reduce volume in indirect installment lending. This was accomplished through higher loan rates and tightened credit standards due to national trends and the Bank's experience in the second half of 1996 and into 1997 of increased delinquencies and loan losses in consumer loans. The home equity line of credit product contained within the consumer loan category experienced a $4.4 million, or 20.1%, increase since year-end 1996. Promotions with rate incentives to encourage line usage which were run in late 1996 and early 1997 were partially responsible for the increase in outstandings. While management anticipates sluggish loan growth for the remainder of 1997, its emphasis will continue to be focused in the commercial and commercial real estate portfolios, where the Bank's highest yielding assets are concentrated. Efforts continue in the development of networks of buyers for new residential mortgage loan production. Through September, 1997, $9.5 million in new mortgage loan production has been sold. The Bank is also working to develop conduit relationships with investors in sub-prime (B and C quality)indirect installment paper generated from the Bank's extensive network of relationships with car, marine and recreational vehicle dealers. For its role in these transactions the Bank will receive fee income.

Total earning assets at September 30, 1997 increased to $771,863,000 from $757,445,000 at December 31, 1996, an increase of $14,418,000, or 1.9%. The ratio of earning assets to total assets increased from 93.5% at year-end 1996 to 94.4% at September 30, 1997, a direct result of decreases in cash and cash equivalents from year-end.

Total liabilities increased by $3,232,000 from year-end 1996 levels. Total deposits at September 30, 1997 increased by $29,341,000, or 4.9%, from year-end

                                    UNB CORP.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (continued)
                      -------------------------

1996. Non-interest bearing deposits are 3.5% below 1996 year-end levels. Interest bearing demand balances decreased 2.3%, while savings balances increased 1.7%, from year-end levels. Savings continue to be influenced by the popularity of the Money Market Access product, the Bank's tiered variable rate savings product tied to the 13 Week U.S. Treasury Bill rate. Balances in this product have increased by $16,388,000 since year-end 1996. The Bank has recently begun to advertise this product to compete with money managers and attract the balances of sophisticated savers who demand returns higher than those available in traditional savings products and the liquidity not available in certificates of deposit. Balances in traditional savings products continue to decline, the result of some transfers to the Money Market Access product and certificates of deposit as well as alternative investments outside the banking industry, all of which currently offer a higher rate of return to the consumer. Certificate of deposit balances increased by $30,941,000, or 11.2%, and were influenced to a great extent in the second and third quarters by the Bank's interest rates offered relative to local market competition as well as the continued offering through July of a special 21 month certificate of deposit which paid a return in excess of local competition.

Other significant sources of balance sheet funding, term and sweep repurchase agreements declined $11,544,000 from year-end levels. Federal Home Loan Bank
(FHLB) advance borrowings decreased by $13,648,000, or 21.8%, with the majority of the reduction coming in August with the prepayment of $10,000,000 in advances with an average coupon of 7.95%. The transaction included a $291,000 prepayment penalty, however, management anticipates this action will decrease the overall cost of funds going forward. During the second quarter of 1997, the Bank entered into a capital lease as a financing arrangement for the acquisition of computer output to laser disk technology. The balance outstanding at September 30, 1997 was $221,000.

The ratio of gross loans to deposits and FHLB Advance borrowings was 93.6% at September 30, 1997 compared to 93.1% at year-end 1996. The increase in this ratio reflects a slightly faster growth in loans outstanding over growth in deposits and borrowings. This was especially true because of the $10,000,000 advance prepayment.

Total shareholders' equity at September 30, 1997 was $75,416,000, an increase of $4,082,000, or 5.7%, from year-end 1996. The major contributor to this increase was net income for the period of $6,742,000. Additional increases to capital of $1,474,000 were the result of sales of treasury stock. During the third quarter of 1997 approximately $1,692,000 of treasury stock was sold to fund the exercise of 49,000 shares under the Stock Option Plan of 1987. As the average exercise price of the stock options was substantially below the purchase price of the treasury stock, $1,308,000 was recorded as a reduction to paid in capital as a result of the transaction. Capital was also increased from the issuance of shares through the dividend reinvestment program and the exercise of executive stock options of $133,000 and $187,000, respectively, as well as the net increase in market value, net of deferred taxes, of investment securities available for sale of $1,543,000. These increases were partially offset by the payment of $2,780,000 in quarterly cash dividends and purchases of treasury stock of $3,217,000. Treasury stock will continue to be purchased and sold in order to fund various plans of the Corporation which require the issuance of its stock which include the dividend reinvestment plan and internal benefit plans of the Corporation which include the employee stock

                                    UNB CORP.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (continued)
                      -------------------------

purchase plan, the 401-K plan, and the stock option plans of 1987 and 1997.

RESULTS OF OPERATIONS
---------------------

UNB Corp.'s net income for the third quarter of 1997 was $2,101,000, or $0.36 per share, compared with $1,754,000, or $0.30 per share for the third quarter of 1996. This represents an increase in earnings of 19.8% and an increase in earnings per share of 20.0%. Year-to-date net income of $6,742,000 was $776,000, or 13.0%, greater than the same period last year. The largest component of net income, net interest income increased by $149,000 and $990,000 for the third quarter and year-to-date periods, increases of 1.9% and 4.2%, respectively, from the same periods in 1996. Total interest income for the nine months ended was $46,975,000, or 7.8%, over the same period ended September 30, 1996, while interest expense for the nine months ended September 30, 1997 was $22,485,000, an increase of $2,421,000, or 12.1%, over the same period in 1996. The growth in net interest income was primarily the result of overall growth in loans outstanding, the reinvestment of investment portfolio cash flows into higher yielding securities as well as a shift in earning asset mix from the investment portfolio to higher yielding loans.

The net interest margin for 1997 year-to-date was 4.30%, a decrease of 18 basis points, from the same period of 1996. At the Bank level, several areas have contributed to the decline in margin. The two most significant factors impacting the net interest margin rate between the two periods are the cost of funds and the yield on the loan portfolio. The overall rate paid on interest bearing liabilities increased 16 basis points with the Money Market Savings and Money Market Access products having the greatest impact on the upward pressure. The impact of these products on the cost of funds was partially offset by several rate reductions in passbook and statement savings and interest bearing checking products, as well as the prepayments of relatively higher cost FHLB advances of $5,000,000 in December, 1996 and $10,000,000 in August, 1997.

While the cost of funds increased, the rate earned on the loan portfolio declined by two basis points between the two nine month periods ended September 30, 1997 and 1996 with a declining yield in the home equity portfolio having the most significant impact on overall loan yield. The home equity portfolio has been promoted using lower rates to encourage customers' use of their existing lines of credit. The impact of the decline in the yield in this portfolio was partially offset by small increases in yields in the commercial loan, commercial real estate and installment loan portfolios, brought on, in part by a 25 basis point increase in prime rate at the end of the first quarter of 1997. Yields in the mortgage loan portfolio which had declined earlier this year compared to prior year due to the volume of new loans at relatively low rates, have come back to match the year-to-date results of last year. This is due to increased sales of lower yielding new loans and the repricing of three year ARM loans from their low introductory rates when the loans were originated. The negative impacts of the increased cost of funds and the small reduction in loan yields were partially offset by an increase in the overall yield of the investment portfolio of 31 basis points. The favorable performance of the investment portfolio is the direct result of the sale of $12,009,000 in available for sale securities at year-end 1996 and the reinvestment of the proceeds into higher yielding mortgage-backed securities. Growth in earning assets has moderated over the first three quarters of 1997

                                    UNB CORP.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (continued)
                      -------------------------

compared to the pace of growth experienced in 1995 and 1996. Aggressive growth in balance sheet size and the resulting decrease in the net interest margin was an Asset/Liability management strategy over the past several years. The resulting increase in overall revenue has enabled the Corporation to leverage capital and increase its return on equity. Return on equity for the three quarters ended September 30, 1997 was 12.29% compared to 11.75% for the same period in 1996. Return on assets for the same periods has increased slightly to 1.12% for 1997 year-to-date, versus 1.07% for the same period one year ago. For the remainder of 1997, Management will focus on earning asset growth in selected loan products, to be funded with a combination of deposit products and/or match funding with FHLB advances having similar maturity and cash flow characteristics to lock in interest spreads and manage net interest margin more effectively.

Non-interest income for the third quarter of 1997 shows a 16.3% increase from the same period last year. On a year-to-date basis, non-interest income reached $5,258,000, an increase of $909,000, or 20.9%, from the same period in 1996. All categories of non-interest income show improvement over last year. The category showing the greatest increase was Trust fee income due to an increase in the value of managed assets brought on by record stock market levels and moderate to declining interest rates. Other factors contributing to the positive results were increased service charges on deposits, increased fees from the sale of alternative investments by the Bank's dedicated American Express Financial Advisors, gains generated on the sale of new mortgage loan production and $191,000 in surcharge fees to non-bank customers using the Bank's ATM network. This surcharge, initiated in January of 1997, is intended to compensate the Bank for a portion of the costs incurred in maintaining its ATM network.

Non-interest expense for the third quarter declined by $103,000, or 1.8%, from the same period in 1996. On a year-to-date basis, non-interest expense has increased by $832,000, or 5.1%, from 1996. Salary, wages and benefits for the quarter increased by 8.2% from the same period in 1996 due to annual increases in salary and anticipated increases in incentive compensation payouts, partially offset by reductions in pension expense. Increases in occupancy of 12.6% for the year-to-date were due to the consolidation of the two Hartville branches into one new facility, the relocations of the Amherst branch, the mortgage loan department and The Loan Place to new rented office space and the opening of the new Portage & Frank branch. Increases in equipment expense of 24.0% year-to-date represent lease payments on a new computer mainframe, a wide area network (WAN), teller and platform computer systems put in place in the third quarter of 1996 as well as related software and outside technical and software support. Other expenses increased by 2.5% on a year-to-date basis as a result of increased office supplies, telephone, legal, loan and miscellaneous expenses. These increases were partially offset by a reduction in FDIC expense of $715,000 after the one time assessment of $593,000 to recapitalize the Savings Association Insurance Fund (SAIF) which was recognized in September, 1996.

Management expects the trend in increased equipment expense will continue throughout the remainder of 1997 with a full year of expenses on the new mainframe, expanded WAN and teller and platform equipment as well as the installation of new computer output to laser disk technology (COLD) which occurred in the second quarter of 1997. Management also anticipates occupancy expenses to

                                    UNB CORP.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (continued)
                      -------------------------

remain above those recorded in 1996 due to a full year's impact of depreciation on the renovations of United Bank Center and the new Hartville branch, the completion of the new Portage & Frank branch, mortgage loan and The Loan Place offices and the addition of two in-store branch facilities in the Green and Alliance communities early in the fourth quarter of 1997.

In 1997, the Bank is subject to FICO assessments for the payment of interest on bonds issued to finance the takeover of unsafe thrift institutions by the Resolution Trust Company. These annual assessments are approximately 1.3 cents per $100 of deposits insured under BIF and 6.5 cents per $100 of deposits insured by SAIF. Management estimates the annual expense related to the FICO assessment will be approximately $130,000 in 1997, $680,000 less than FDIC premiums paid in 1996.

The Bank has continued involvement in legal proceedings concerning a seven and one half acre parcel of property acquired through foreclosure and located in the northwest quadrant of Stark County. A large national petroleum company, owner of the facility at the date it was taken out of service, is the party responsible for the contamination cleanup according to the State of Ohio's Bureau of Underground Storage Tanks (BUSTER) regulations. After several environmental assessments by the Bank and the petroleum company were filed with the State agency, the State is now in agreement with the petroleum company's findings, that the levels of contaminants are such that immediate remediation is not required. The contamination will remediate itself over time which is the method the petroleum company wishes to pursue. The state will allow the site to sit for another year and to re-measure the contamination level at that time in the hope it will drop below state standards which require any remediation activity. Counsel for the Bank is working with the petroleum company to obtain a hold harmless agreement to help assist the Bank in the sale of the property. The Bank continues to list the property for sale and follows up on all inquiries which are made. Estimated cleanup costs, should they become the responsibility of the Bank, are not material to the business or financial condition of the Registrant and have been set up as an allowance against the property's value on the Corp.'s Consolidated Balance Sheet.

ALLOWANCE FOR LOAN LOSSES
-------------------------

The provision for loan losses for the third quarter of 1997 was $887,000, or $33,000 below the same period in 1996. Included in the charge for this quarter was $62,000 in provision for The Loan Place, as an initial funding of its loan loss allowance. On a year-to-date basis, the provision for loan losses was $2,237,000, or $113,000 less than the same period in 1996. The Corporation's reserve-to-loan ratio of 1.50% was 15 basis points above the ratio at December 31, 1996. The reduction in provision from 1996 was possible due to slower loan growth experienced so far in 1997. The provision for loan losses charged to operating expense is based on management's evaluation of the loan portfolio, the adequacy of the allowance for loan losses under current economic conditions and current and anticipated loan growth. Net charge-offs as a percentage of average loans outstanding for the third quarter of 1997 were .05% versus .10% for the same period in 1996. The Corporation's year-to-date net charge-offs of $1,020,000 for 1997 are $286,000 below the levels recorded for the same period in 1996. However, due to the record levels of consumer debt outstanding nationally, and the trend

                                    UNB CORP.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (continued)
                      -------------------------

experienced throughout the financial services industry of increased consumer loan delinquencies and losses, management remains cautious in its expectations for net charge-offs for the remainder of the year especially in the consumer and MasterCard loan portfolios. In addition, during the winter months there is a greater awareness of the potential for increased delinquencies, repossessions and charge-offs on the large volume of recreational vehicle and marine loans carried in the consumer loan portfolio. Given the reduced charge-offs, it appears that implementation of stricter consumer loan underwriting guidelines put in place in mid-1996 as well as better trend analyses resulting in earlier detection of delinquent accounts and more proactive collection efforts on potential problem credits have had a positive impact as this year has progressed.

Impaired loans at September 30, 1997 were $396,000, an increase of $128,000 from December 31, 1996. Non-performing loans, which include non-accrual loans and loans past due 90 days or more, were $1,091,000 at September 30, 1997 compared to $838,000 at December 31, 1996, an increase of $253,000. The ratio of non-performing loans to total loans outstanding at September 30, 1997 was .17%, a slight increase from the .14% recorded at year-end 1996, while the ratio for the Bank's peers, all commercial banks having assets between $500 million and $1 billion, stands at .74%.

CAPITAL RESOURCES
-----------------

Shareholders' equity totaled $75,416,000 at September 30, 1997, an increase of $4,082,000, or 5.7%, compared to the $71,334,000 balance at December 31, 1996.
The ratio of equity-to-assets at September 30, 1997 was 9.23% versus 8.80% at December 31, 1996, with the increase of 43 basis points reflecting more restrained growth in earning assets coupled with continued growth of shareholders' equity primarily due to year-to-date net income. The rate of primary capital (shareholders' equity plus the allowance for loan losses less intangible assets) to total adjusted assets was 14.18% at September 30, 1997. The risk-based capital ratio was 13.33% while the Tier 1 capital and core leverage ratios reached 12.08% and 8.35%, respectively at September 30, 1997. The levels achieved in these ratios are above required regulatory minimums and maintain the Corporation in the "well capitalized" category under the guidelines of the Federal Deposit Insurance Corporation Act of 1991 (FDICIA).

The dividend of $0.17 per share for the third quarter of 1997 was a 21.4% increase over the dividend paid for the same period in 1996 and a $0.01 increase over the dividend paid in the second quarter of 1997. The year-to-date dividend of $0.48, representing 41.2% of year-to-date earnings, falls within the Corporation's dividend policy which provides for cash dividend payouts within a range of 35% to 50% of earnings.

At September 30, 1997, the unrealized gain in securities available for sale, net of deferred taxes of $2,715,000, reflects an increase in shareholders' equity of $1,543,000 since year-end 1996. The unrealized gain in market value of the available for sale securities has increased primarily due to the relatively low level of market interest rates at September 30, 1997 as well as continued price appreciation experienced in the Corporation's equity portfolio.

                                    UNB CORP.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (continued)
                      -------------------------

LIQUIDITY
---------

Management ensures that the liquidity position of the Corporation is adequate to meet the credit needs and cash demands of its borrowers and depositors through the ability to readily convert assets to cash and raise funds in the market place in a timely and cost effective manner. Total cash, federal funds sold, investment and mortgage-backed securities available for sale (including money market investments) of $151,850,000 represent 18.6% of total assets at September 30, 1997. Of the investments available for sale, $46,061,000 are held in U.S. Treasury and Agency securities, 58.7% of which mature within one year. Approximately $91,109,000 of total Corporate securities are pledged as collateral to secure public fund deposits, sweep or term repurchase agreements or other obligations. The Corporation's ability to raise funds in the market place is provided by the Bank's branch network, in addition to the availability of Federal Home Loan Bank (FHLB) advance borrowings, brokered deposits, Federal funds purchased and securities sold under agreement to repurchase. The increase in the ratio of gross loans to deposit and FHLB advance borrowings from 93.1% at year-end 1996 to 93.6% at September 30, 1997 reflects the prepayment of $10,000,000 in FHLB advances in August of this year.

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

At September 30, 1997, assuming an immediate, parallel 200 basis point shift in market yields, the Bank's net interest income for the next twelve months was calculated to vary between -2.79% for a 200 basis point increase, and +1.28% for a 200 basis point decrease, denoting a negative income sensitivity to rising interest rates. For the same two interest rate scenarios, the net present value

                                    UNB CORP.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (continued)
                      -------------------------

of portfolio equity was projected to decline by 20.6% and increase by 24.2%, respectively. The duration of total assets exceeded the duration of total liabilities by 11.8 months, indicating that liabilities will reprice sooner than assets, consistent with a bias toward negative interest rate sensitivity. This increase in duration of 2.9 months from June, 1997, is a result, for the most part, of the lengthening of maturities in the investment portfolio in order to improve yield.

The modified twelve month cumulative gap was -11.85% of total assets, indicating a higher degree of rate sensitive liabilities than rate sensitive assets and an exposure to rising interest rates. For the majority of 1997, the gap results have been outside the established Asset and Liability Policy limits of +/-10% for the one year time frame. Management is reevaluating the usefulness of the gap, a static measure of interest rate sensitivity, which is limited in its ability to yield quantitative information to analyze the impact of balance sheet strategies on future profitability. Management recognizes that the strategies available to bring the gap into compliance on the liability side of the balance sheet would require growing targeted deposit products and other borrowings at an unreasonable cost. One strategy pursued to improve the margin, the early payoff of FHLB advances, has caused the negative gap position to worsen. In addition, management is comfortable with the knowledge that the Bank's cost of funds and its percentage of core to total deposits are in line with those of its peers and, therefore, is willing to tolerate the levels of interest rate risk inherent in its liability mix and maturity distribution. Management recognizes that its emphasis must be on the Bank's assets, changing earning asset mix and improving yields to limit interest rate sensitivity and improve net interest margin. To achieve that goal, management continues to stress the importance of growth in variable rate commercial, commercial real estate and consumer loan products.

Other strategies which are always available to manage interest rate risk include the use of brokered deposits and derivative products such as interest rate swaps, caps and floors, in addition to changes in pricing, maturity and mix of the Bank's other balance sheet categories of loans, securities and deposits. Any strategy chosen to counteract an undesirable level of interest rate risk is evaluated in terms of its effectiveness and cost and presented to the Asset and Liability Management Committee for its approval prior to implementation. In general, the Bank uses wholesale funding as a cost effective method of extending deposit maturities beyond the terms preferred by the majority of customers, while derivative products are typically used to offset existing balance sheet positions that exhibit higher than acceptable risk. These strategies supplement the ongoing changes in pricing on deposits and loans that form the basis of the Bank's risk reduction efforts.

CONCENTRATION OF CREDIT RISK
----------------------------

The Corporation maintains a diversified credit portfolio, with relatively smaller balance, homogeneous consumer installment, credit card and residential mortgage loans comprising 76.2% of total loans outstanding at September 30, 1997. Residential mortgages, automobile, recreational vehicle and boat loans were the four largest concentrations in the loan portfolio by loan type. Commercial and commercial real estate loans comprise the remaining 13.1% and 10.7% of loans outstanding, respectively. The two largest industry concentrations identified within the loan

                                    UNB CORP.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (continued)
                      -------------------------

portfolio, manufacturers and suppliers of structural wood components for the construction industry and offices and clinics of medical doctors, have commitments outstanding which represent 28.5% and 27.9%, respectively, of total Bank capital. Within the commercial real estate portfolio, real estate is mainly held as collateral while the cash flows of the business are considered the primary source of repayment on the loans. With all loan types, management attempts to balance credit risk versus return by employing conservative credit standards and comprehensive underwriting guidelines in addition to the loan review function which monitors credits during and after the approval process.

                          UNITED NATIONAL BANK & TRUST
                             12 MO CUM ADJ GAP TREND


                                   [GRAPHIC]


GAP Analysis Ratios:

                             9/96   10/96   11/96    12/96   1/97     2/97     3/97     4/97
                             ----   -----   -----    -----   ----     ----     ----     ----

Cumulative Bank GAP         78,146  87,608  91,399  69,273  72,303   71,726   71,363   73,356


Rate Sensitive Asset to Rate
Sensitive Liability (%)     112.20% 113.51% 114.16% 110.40% 110.99%  110.92%  110.80%  111.25%

Adjusted GAP Percentage:

3 Months Cum GAP %          -8.08%  -7.02%  -6.77%  -7.99% -10.63%  -12.09%  -11.96%  -12.77%
6 Months Cum GAP %          -7.98%  -6.07%  -8.03%  -9.29% -12.19%  -14.94%  -15.15%  -14.96%
12 Months Cum GAP %         -6.09%  -4.70%  -6.51%  -8.64%  -9.24%  -10.61%  -12.01%  -11.12%



United Bank policy/guideline limits:  +/- 10%



                             5/97   6/97    7/97     8/97    9/97
                             ----   ----    ----     ----    ----

Cumulative Bank GAP         80,256  75,448  82,700  78,551  81,637


Rate Sensitive Asset to Rate
Sensitive Liability (%)     112.05% 111.33% 112.38% 111.84% 112.21%

Adjusted GAP Percentage:

3 Months Cum GAP %          -12.62% -11.25% -10.27% -13.59% -12.97%
6 Months Cum GAP %          -15.49% -14.53% -12.29% -13.29% -13.07%
12 Months Cum GAP %         -11.58% -11.20%  -9.44% -12.04% -11.85%

United Bank policy/guideline limits:  +/- 10%

                                    UNB CORP.
                    ANALYSIS OF THE ALLOWANCE FOR LOAN LOSSES

                              (VALUATION RESERVES)

                               SEPTEMBER 30, 1997

                                 (000'S omitted)


                                                                    1997         1996
                                                                   ------       ------
Balance at January 1,                                              $8,335       $7,242

           Charge-Offs (Domestic):
                          Commercial, Financial, Agricultural         243           53
                          Real Estate - Commercial                      0            0
                          Real Estate - Residential                    20           58
                          Consumer Loans                            1,776        1,970
                                                                   ------       ------
                                 Total Charge-Offs                  2,039        2,081
                                                                   ------       ------

           Recoveries (Domestic):
                          Commercial, Financial, Agricultural         165            3
                          Real Estate - Commercial                      8           39
                          Real Estate - Residential                    74           55
                          Consumer Loans                              772          678
                                                                   ------       ------
                                 Total Recoveries                   1,019          775
                                                                   ------       ------

           Net Charge-Offs                                          1,020        1,306
                                                                   ------       ------

           Additions Charged to Operations                          2,237        2,350

Balance at September 30,                                           $9,552       $8,286
                                                                   ======       ======

Ratio of net charge-offs during this
 quarter to average loans outstanding this quarter                    .05%         .10%
                                                                   ======       ======

Allowance as a percentage of total loans                             1.50%        1.37%
                                                                   ======       ======

                                    UNB CORP.
                   ALLOCATION OF THE ALLOWANCE FOR LOAN LOSSES

                               SEPTEMBER 30, 1997

                                 (000'S omitted)

                                                                                                   Percent of
                                                                                                      loans
                                                                                                 in each category
                                                                      Amount                      to total loans
                                                                      ---------                  ----------------
Commercial, Financial, Agricultural                                     $ 3,294                        13.1%
Real Estate - Commercial                                                    762                        10.7%
Real Estate - Residential                                                   266                        41.7%
Consumer Loans                                                            2,344                        34.5%

Unallocated:                                                              2,886                         N/A
                                                                         ------                      -------

Valuation Reserve on September 30, 1997                                 $ 9,552                      100.00%
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

Item 5 - Other Information
--------------------------

   N/A

Item 6 - Exhibits and Reports on Form 8-K
-----------------------------------------

A.     Exhibit
       Number              Exhibit
       ------              -------
         27                Financial Data Schedule (1)

                                    UNB CORP.
                     PART II - OTHER INFORMATION (continued)

B. Reports - Form 8-K - During the third quarter of 1997 one report on Form 8-K was filed by the Registrant. This report, filed July 1, 1997, disclosed the formation of a subsidiary corporation of UNB Corp. known as The Loan Place, Inc. which is to engage in the business of making secured and unsecured consumer finance loans pursuant to a license issued by the Ohio Department of Commerce, Division of Financial Institutions. No financial statements were filed in conjunction with this report.

(1)Filed only in electronic format pursuant to Item 601(b)(27) of Regulation
S-K.


SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                      UNB CORP.
                                          -------------------------------------
                                                     (Registrant)


Date
    ------------------------------        -------------------------------------
                                             James J. Pennetti
                                             (Duly authorized officer and
                                              Treasurer, UNB Corp.)