Form 10-K
period 1997-12-31
UNB CORP/OH
filed 1998-03-30
CIK 746481

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K


              [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1997

                         Commission File Number 0-13270

                                    UNB Corp.
             ------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

               Ohio                                             34-1442295
------------------------------------                        -------------------
   State or other jurisdiction of                             (IRS Employer
   incorporation or organization                            Identification No.)

 220 Market Avenue South, Canton, Ohio                            44702
----------------------------------------                    -------------------
(Address of principal executive offices)                        (Zip Code)


Registrant's telephone number, including area code:  (330) 454-5821

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

The aggregate market value of the voting stock held by non-affiliates of the Registrant as of March 15, 1998: $227,078,795.

The number of shares outstanding of each of the Registrant's common stock, as of March 15, 1998: 5,785,447 shares of $1.00 per share stated value common stock.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the 1997 UNB Corp. Annual Report to Shareholders (Exhibit 13) is incorporated into Part I, Item 1(c), 1(e), Item 2, and Part II, Items 5, 6, 7, and 8.

Portions of the Definitive Proxy Statement of UNB Corp. dated February 20, 1998 and Notice of Annual Meeting of Shareholders to be held on April 21, 1998, are incorporated into Part III, Items 10, 11, 12, and 13.

                                    UNB CORP.
                                    FORM 10-K
                                      1997



PART I
------
                                                                                                  Page
                                                                                                  ----
   Item 1      Business                                                                             3
   Item 2      Properties                                                                          17
   Item 3      Legal Proceedings                                                                   17
   Item 4      Submission of Matters to a Vote of Security Holders                                 17


PART II
-------

   Item 5      Market for Registrant's Common Equity and Related Shareholder
               Matters                                                                             18
   Item 6      Selected Financial Data                                                             18
   Item 7      Management's Discussion and Analysis of
               Financial Condition and Results of Operations                                       18
   Item 7A     Quantitative and Qualitative Disclosures About Market Risk                          18
   Item 8      Financial Statements and Supplementary Data                                         22
   Item 9      Changes in and Disagreements With Accountants on
               Accounting and Financial Disclosure                                                 22


PART III
--------

   Item 10     Directors and Executive Officers of the Registrant                                  22
   Item 11     Executive Compensation                                                              22
   Item 12     Security Ownership of Certain Beneficial Owners and Management                      22
   Item 13     Certain Relationships and Related Transactions                                      22


PART IV
-------

   Item 14     Exhibits, Financial Statement Schedules and Reports on Form 8-K                     23

Signatures                                                                                         24

Exhibit Index                                                                                      26

                                     PART I

Item 1 - Business
-----------------

a.      General Development of Business
        -------------------------------

        UNB Corp. (Registrant) was incorporated under the laws of the State of Ohio during 1983. Its principal business is to act as a bank holding company for the United National Bank & Trust Company (Bank). Effective October 1, 1984, in a transaction accounted for as an internal reorganization, the Registrant acquired all of the outstanding stock of the United National Bank & Trust Company. The Corporation exchanged two shares of common stock for each previously outstanding share of the United National Bank & Trust Company. The Registrant did not have any operations prior to the business combination. UNB Corp. is registered under the Bank Holding Company Act of 1956, as amended. A substantial portion of UNB Corp.'s revenue is derived from cash dividends paid by the Bank. At December 31, 1997, UNB Corp. and its affiliates had total consolidated assets of $826.3 million and total consolidated shareholders' equity of $76.5 million.

b.      Financial Information About Industry Segments
        ----------------------------------------------

        The Registrant and its subsidiary bank are engaged in commercial and retail banking. Reference is hereby made to Item 1(e), "Statistical Disclosure", and Item 8 of this Form 10-K for financial information pertaining to the Registrant's banking business.

c.      Description of UNB Corp.'s Business
        -----------------------------------

        UNB Corp.'s main affiliate, the United National Bank & Trust Company, is a full-service banking organization with 22 banking offices offering a wide range of commercial and retail and fiduciary banking services primarily to customers in northern Stark and southern Summit Counties of Ohio. These services include a broad range of loan, deposit and trust products and various miscellaneous services. Loan products include commercial and commercial real estate loans, a variety of mortgage and construction loan products, installment loans, home equity lines of credit, MasterCard and VISA business lines of credit, accounts receivable, lease and floor plan financing. Deposit products include interest and non-interest bearing checking products, various savings products, certificates of deposit and IRAs. The Trust Department provides fiduciary services in the areas of employee benefit trusts, personal trusts and investment management services. Miscellaneous services offered include safe deposit boxes, night depository, United States savings bonds, traveler's checks, money orders and cashier checks, bank-by-mail, bank-by-phone and bank by personal computer services, wire transfer service, selected utility bill payments, collections and notary services. Services provided for Bank customers through third party vendors include those of discount brokerage and the sale of mutual funds, annuities and life insurance. In addition, the Bank has correspondent relationships with major banks in New York, Pittsburgh and Detroit pursuant to which the Bank receives and provides to its customers various financial services.

        The Bank's primary lending area consists of Stark County, Ohio, and its contiguous counties. Loans outside the primary lending area are considered for creditworthy applicants. Lending decisions are made in accordance with written loan policies designed to maintain loan quality.

        Retail lending products are comprised of credit card loans, demand deposit lines of credit (overdraft protection), personal lines of credit and installment loans. Credit cards are unsecured credit accounts, on which the credit limits are determined by analysis of two primary criteria, the borrowers debt service and gross income. Demand deposit lines of credit are lines attached to checking accounts to cover overdrafts and/or allow customers to write themselves a loan within an approved credit limit. Credit limits are based on a percentage of gross income and average deposits. Personal lines of credit include lines secured by junior mortgages (home equity) and Private Banking lines which are generally secured by junior mortgages but may be unsecured or secured by other collateral. The lines have a five year draw period and may then be renewed or amortized over ten years. Credit limits are determined by comparing three criteria, appraised value, debt service and gross income. Criteria for determining credit limits on private banking products also consider the applicant's annual income, net worth and average deposits. Installment loans include both direct and indirect loans. The term can range from three to 180 months, depending upon the collateral which includes new and used automobiles, boats and recreational vehicles as well as junior mortgages and unsecured personal loans. Retail lending underwriting guidelines include evaluating the entire credit using the Five C's of Credit, character, capacity, capital, condition and collateral. Credit scoring, analysis of credit bureau ratings and debt to income ratios are the major tools used by the lender in the underwriting process.

        The Bank offers a wide variety of mortgage loan products and services, including a variety of fixed and adjustable rate mortgages with maturities ranging from 120 to 360 months. The Bank also offers some specialty products such as jumbo mortgages, Mortgage Assistance Programs for low income individuals, construction and bridge loans. The underwriting guidelines include those for consumer loans and those necessary to meet secondary market guidelines. The Bank may originate loans for sale to the secondary market when it deems it profitable and desirable to do so. Residential real estate decisions focus on loan to value limits, debt to income ratio, housing to income ratio, credit history, and in some cases, whether private mortgage insurance is obtained.

        Business credit products include commercial loans and commercial real estate loans, Business Manager financing and leases. Commercial loans include lines and letters of credit, fixed and adjustable rate term loans, demand and time notes. Commercial real estate loans include fixed and adjustable mortgages. Loans are generally to owner occupied businesses. The portfolio also includes loans to churches, residential rental property, shopping plazas and residential development loans. Loans to businesses often entail greater risk because the primary source of repayment is typically dependent upon adequate cash flow. Cash flow of a business can be subject to adverse conditions in the economy or a specific industry. Should cash flow fail, the lender looks to the assets of the business and/or the ability of the comakers to support the debt. Commercial lenders consider the Five C's of Credit, character, capacity, capital, condition and collateral in making commercial credit decisions. Business Manager is a system which the Bank uses to assist creditworthy businesses with accounts receivable management. It is a hybrid program combining funding and billing with cash management, monitoring and reporting functions. The Bank purchases creditworthy receivables at full recourse with a flexible reserve. The Bank may earn a discount, interest and/or fees. The Bank has provided both direct and indirect leasing on a limited basis. The direct leases are for specific equipment and may be open-end or closed-end. Indirect leases are established by granting a lease line to a dealer, while the Bank holds title and files a UCC lien for an assignment of the lease. Each vehicle has its own amortization.

        In addition to the underwriting guidelines followed for specific loan types, the Bank has underwriting guidelines common to all loan types. With regard to collateral, the Bank follows supervisory limits set forth in Regulation H for transactions secured by real estate. Loans in excess of these guidelines are reported to the Board of Directors on a monthly basis. Loans not secured by real estate are analyzed on a loan by loan basis, based on collateral type guidelines set forth in the loan policy. Appraisal policies follow and comply with provisions outlined under Title XI of FIRREA. All appraisals are done by outside independent appraisers approved by the Board of Directors. The Bank, as a general rule, obtains an appraisal on all real estate transactions even when not required by Title XI. The Bank may occasionally rely on a tax appraisal. Senior Loan Committee has the option of requiring equipment appraisals. Approval procedures include loan authorities approved by the Board of Directors for individual lenders and loan committees. Retail and residential loans are centrally underwritten by their respective departments. Business credits can be approved by the individual commercial lender or taken to Loan Committee if it exceeds individual approval limits. Senior Loan Committee approves aggregate loan commitments in excess of the lender's authority up to $2.5 million. Executive Loan Committee approves aggregate loan commitments in excess of $2.5 million up to the Bank's legal lending limit. Loans to Directors and Executive Officers are approved by the Board of Directors. Business loans within a lender's authority are reported in the Senior Loan Committee minutes. Retail and residential real estate loan transactions are also reported to Senior Loan Committee at certain dollar limits. Exceptions and/or overrides are tracked and reported to Loan Quality Review Committee.

        The Loan Quality Review Committee meets on a monthly basis. The Committee reviews Bank lending trends, the Past Due Report, the Watch List and various other reports in order to monitor and maintain credit quality. The Committee also reviews on a relationship basis, customers on the Bank's Watch List and credits with aggregate commitments in excess of $1 million.

        Revenues from loans accounted for 78% of consolidated revenues in 1997 and 1996, and 75% in 1995. Revenues from interest and dividends on investment and mortgage-backed securities accounted for 11% of consolidated revenues in 1997 and 1996, and 14% in 1995.

        In the first half of 1997, UNB Corp. received permission from the State of Ohio Department of Commerce, Division of Consumer Finance, for a license to establish and operate a consumer finance company, regulated under the Ohio Mortgage Loan Act, as a wholly owned subsidiary of the Corporation. Management believes that the addition of a finance company will contribute to its continuing efforts to maximize shareholder value. United Banc Financial Services, Inc. was capitalized with a $500,000 investment in June, 1997 and began operations on July 1, 1997. Its products include real estate and non-real estate secured loans, as well as personal note loans and indirect, retail loans. Underwriting and pricing standards are determined by credit risk scores, credit bureau ratings, debt to income ratios and assets of the consumer. Minimum credit risk scores and maximum debt to income ratios have been established for all products. Loan to value ratios for real estate secured loans are determined by amount financed and credit risk scores. Generally, a higher risk loan will reflect a higher interest rate, lower loan to value ratio and greater required equity investment on the part of the borrower. Amortization terms on real estate secured loans may extend up to 360 months. Personal, unsecured, non-real estate and indirect, retail loans may amortize up to 60 months. All real estate secured loans are interest bearing while non-real estate loans have interest calculated under the Rule of 78s. Total loans outstanding, net of unearned income, at December 31, 1997 is $841,000. Real estate lien products accounted for 65.5% of outstandings while the remaining 34.5% is derived from non-real estate loans. The results of operations for United Banc Financial Services for 1997 did not have a material impact on the earnings of UNB Corp. in 1997.

        During the third quarter of 1997, the UNB Corp. Board of Directors authorized the formation of United Mortgage Corporation, an affiliate of UNB Corp. to operate as a mortgage banking organization. Management believes consolidating elements of the Corporation's mortgage function under a separate mortgage company will increase shareholder value by leading to greater opportunities to increase fee income, expand the base of mortgage products offered, expand in new geographic markets and provide more accurate measurement of the profitability of the Corporation's mortgage function. Operations of United Mortgage Corporation are anticipated to begin in the third quarter of 1998.

        In the fourth quarter of 1997, the Registrant liquidated its affiliate, the United Credit Life Insurance Company (United Credit Life). United Credit Life was originally formed to engage in the underwriting of credit life and credit accident and health insurance directly related to the extension of credit by the Bank to its customers. United Credit Life commenced business in May, 1986. Prior to the liquidation, insurance was underwritten by Union Fidelity Life Insurance Company with which United Credit Life entered into reinsurance treaties whereby United Credit Life assumed up to $25,000 of liability on each life policy. Income and expenses related to the liquidation had no material effect of the earnings of the Registrant in 1997.

        Also in the fourth quarter of 1997, UNB Corp. took steps to activate its affiliate, the United Insurance Agency, Inc., which was chartered on August 23, 1990 and is currently licensed to issue life, accident and health, and variable annuity insurance. The Registrant has also filed with the State of Ohio to obtain an amendment to this affiliate's charter to be licensed to issue property and casualty insurance. Operations are expected to begin in the first quarter of 1998 and are anticipated to aid UNB Corp. in its ability to compete with other providers of financial services in offering its customers a wide variety of products to fulfill their financial needs.

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

        Bank holding companies are prohibited from acquiring direct or indirect control of more than five percent of any class of voting stock or substantially all of the assets of any bank holding company without the prior approval of the Federal Reserve. The Federal Reserve is authorized to approve the ownership of shares by a bank holding company in any company the activities of which the Federal Reserve has determined to be so closely related to banking or to managing or controlling banks as to be a proper incident thereto. The Federal Reserve has by regulation determined that certain activities are closely related to banking within the meaning of the Bank Holding Company Act. These activities include among others, operating a mortgage company or finance company; performing certain data processing operations; providing investment and financial advice and acting as an insurance agent for certain types of credit-related insurance.

        UNB Corp. is under the jurisdiction of the Securities and Exchange Commission for matters relating to its securities and is subject to the disclosure and regulatory requirements of the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended, as administered by the Commission regulation.

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

        The Federal Reserve Board has adopted risk-based capital guidelines for bank holding companies. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-based assets by assigning assets and off-balance sheet items to broad risk categories. The required minimum ratio of capital to risk-weighted assets (including certain off-balance sheet items, such as standby letters of credit) was 8.00% at December 31, 1997 as disclosed in Note 14 of UNB Corp.'s 1997 Annual Report (See Exhibit 13). At least half of the total regulatory capital is to be comprised of common stockholders' equity, including retained earnings, noncumulative perpetual preferred stock, a limited amount of cumulative perpetual preferred stock, and minority interests in equity accounts of consolidated subsidiaries less goodwill (Tier 1 capital). The remainder (Tier 2 capital) may consist of, among other things, mandatory convertible debt securities, a limited amount of subordinated debt, other preferred stock and a limited amount of allowance for loan and lease losses. The Federal Reserve Board has also imposed a minimum leverage ratio (Tier 1 capital to total assets) of 4% for bank holding companies that meet certain specified conditions, including no operational, financial or supervisory deficiencies, and including those having the highest regulatory (CAMEL) rating. The minimum leverage ratio is 1.0-2.0% higher for other holding companies based on their particular circumstances and risk profiles and those experiencing or anticipating significant growth. National banks are subject to similar capital requirements adopted by the Comptroller.

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

        Government Monetary Policies
        ----------------------------

        The earnings and growth of UNB Corp. are affected not only by general economic conditions, but also by the fiscal and monetary policies of the federal government and its agencies and regulatory authorities, particularly the Federal Reserve Board. Its policies influence the growth and mix of bank loans, investments and deposits and the interest rates earned and paid thereon, and thus effecting the earnings of the Corporation.

        Due to the changing conditions in the economy and the activities of monetary and fiscal authorities, no predictions can be made regarding future changes in interest rates, credit availability or deposit levels.

        Competition
        -----------

        The Bank competes with other state, regional and national banks which do business within Stark and Summit Counties of Ohio. The Bank also competes with a large number of other financial institutions, such as savings and loan associations, savings banks, insurance companies, consumer finance companies, credit unions, mortgage banking companies, and commercial finance and leasing companies, for deposits, loans and financial services business. Mergers between financial institutions have added to the competitive pressure. In addition, money market mutual funds, brokerage houses, and similar organizations provide many of the financial services offered by the Bank and other affiliates of the Corporation. Many competitors have substantially greater resources than the Bank. In the opinion of Management, the principal methods of competition are the rates of interest charged for loans, the rates of interest paid for deposits and borrowings, the competitive prices charged for and the availability and quality of products and services provided and the convenience of its branch locations.

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

        Employees
        ---------

        As of December 31, 1997, UNB Corp. and its subsidiaries had 285 full-time employees and 55 part-time employees. UNB Corp. and its subsidiaries are not a party to any collective bargaining agreement and management considers its relationship with its employees to be good.

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


e.      Statistical Disclosure
        ----------------------

        The following section contains certain financial disclosures related to the Registrant as required under the Securities and Exchange Commission's Industry Guide 3, "Statistical Disclosures by Bank Holding Companies", or a specific reference as to the location of the required disclosures in the Registrant's 1997 Annual Report to Shareholders, portions of which are incorporated in this Form 10-K by reference.

                       UNB CORP.'S STATISTICAL INFORMATION
                       -----------------------------------


I.      DISTRIBUTION OF ASSETS, LIABILITIES, AND SHAREHOLDERS' EQUITY; INTEREST
        -----------------------------------------------------------------------
        RATES AND INTEREST DIFFERENTIAL
        -------------------------------

A.      The average balance sheet information and the related analysis of net
&       interest earnings for the years ending December 31, 1997, 1996 and 1995
B. are included in Table 4 - "Average Balance Sheet and Related Yields", within Management's Discussion and Analysis of Financial Condition and Results of Operations found on page 34 of the Registrant's 1997 Annual Report to Shareholders and is incorporated into this Item I by reference.

        All interest is reported on a fully taxable equivalent basis using a marginal tax rate of 35%. Nonaccruing loans, for the purpose of the computations, are included in the daily average loan amounts outstanding. Loan fees in the amount of $3,108,000, $3,478,000 and $2,901,000 are included in interest on loans for the years ended December 31, 1997, 1996, and 1995.

C. Tables setting forth the effect of volume and rate changes on interest income and expense for the years ended December 31, 1997 and 1996 are included in Table 2 - "Changes in Net Interest Differential - Rate/Volume Analysis", within Management's Discussion and Analysis of Financial Condition and Results of Operations found on Page 32 of the Registrant's 1997 Annual Report to Shareholders and is incorporated into this Item I by reference. For purposes of these tables, changes in interest due to volume and rate were determined as follows:

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


II.    INVESTMENT PORTFOLIO
       --------------------

A.     Investment Securities

       The carrying value of investment and mortgage-backed securities at the dates indicated are summarized below:

                                                                               December 31,
(Dollars in thousands)                                                 1997        1996        1995
                                                                     --------    --------    --------
U.S. Treasury securities and securities
  of U.S. government agencies and corporations                       $ 53,637    $ 75,817    $ 53,991
Obligations of states and political subdivisions                          951       1,051       1,238
Mortgage-backed securities                                             67,845      42,907      63,087
Other securities                                                       18,405      13,111       9,900
                                                                     --------    --------    --------
   Total investment and mortgage-backed securities                   $140,838    $132,886    $128,216
                                                                     ========    ========    ========

B. The carrying value and weighted average interest yield for each investment category listed in Part A at December 31, 1997 which are due
        (1) in one year or less, (2) after one year through five years, (3) after five years through ten years, and (4) after ten years are presented in Note 3 - Securities, found on page 19 in the Notes to Consolidated Financial Statements in the Registrant's 1997 Annual Report to Shareholders and is incorporated herein by reference. The weighted average yields have been computed by dividing the total interest income adjusted for amortization of premiums or accretion of discount over the life of the security by the par value of the securities outstanding. The weighted average yields of tax exempt obligations are presented on a non-taxable basis, prior to adjustment to a fully taxable equivalent basis or consideration of related non-deductible interest expense.

C. Excluding those holdings of the investment portfolio in U.S. Treasury securities and other agencies and corporations of the U.S. government, there were no investments in securities of any one issuer which exceeded 10% of the consolidated shareholder's equity of the Registrant at December 31, 1997.

III.    LOAN PORTFOLIO
        --------------

A. Types of Loans - Total loans on the balance sheet are comprised of the following classifications at December 31,

        (Dollars in thousands)                      1997            1996         1995          1994          1993
                                                    ----            ----         ----          ----          ----

        Commercial                                $  85,102      $  78,563    $  64,811      $  61,094     $  61,209
        Commercial real estate                       70,896         65,875       60,478         53,252        46,723
        Residential real estate                     260,190        242,652      172,283        115,354        81,495
        Consumer loans                              214,230        230,512      221,158        182,822       161,041
                                                    -------        -------      -------        -------       -------
         Total loans                               $630,418       $617,602     $518,730       $412,522      $350,468
                                                    =======        =======      =======        =======       =======


B. Maturities and Sensitivities of Loans to Changes in Interest Rates - The following is a schedule of contractual maturities and repayments excluding residential real estate mortgage and consumer loans, as of December 31, 1997:

        (Dollars in thousands)
                                                                        Commercial and
                                                                     Commercial Real Estate
                                                                     ----------------------

        Due in one year or less                                            $ 38,794
        Due after one year, but within five years                            40,732
        Due after five years                                                 76,472
                                                                           --------
            Total                                                          $155,998

        The following is a schedule of fixed rate and variable rate commercial and commercial real estate loans due after one year (variable rate loans are those loans with floating or adjustable interest rates):

        (Dollars in thousands)

                                                                  Fixed                 Variable
                                                                  -----                 --------
                                                             Interest Rates         Interest Rates
                                                             --------------         --------------

        Total commercial, and commercial real estate
           loans due after one year                              $26,528                 $90,676

C.      Risk Elements

        1. Nonaccrual, Past Due and Restructured Loans - The following schedule summarizes nonaccrual, past due, and restructured loans:

              (Dollars in thousands)               1997        1996        1995        1994        1993
                                                  ------      ------      ------      ------      ------

              Nonaccrual loans                    $  854      $  708      $1,066      $1,039      $  605
              Accrual loans past due 90 days          91         130         254          19          40
              Restructured loans                     424         237         212         375         689
                                                  ------      ------      ------      ------      ------
                  Total                            1,369       1,075       1,532       1,433       1,334
              Potential problem loans              1,722       1,699       1,075       5,386       5,521
                                                  ------      ------      ------      ------      ------
                  Total                           $3,091      $2,774      $2,607      $6,819      $6,855
                                                  ======      ======      ======      ======      ======

              For the year ended December 31, 1997, $4,100 of interest income would have been earned under the original terms of those loans classified as nonaccrual. The policy for placing loans on nonaccrual status is to cease accruing interest on loans when Management believes that the collection of interest is doubtful, or when loans are past due as to principal or interest ninety days or more. The loans must be brought current and kept current for six consecutive months before being removed from nonaccrual status. When loans are charged-off, any accrued interest recorded in the current fiscal year is charged against interest income. The remaining balance is treated as a loan charge-off.

              The Corporation adopted Statements of Financial Accounting Standards (SFAS) No. 114 and SFAS No. 118 effective January 1, 1995. At December 31, 1997, loans totaling $281 thousand were classified as impaired. All loans classified as impaired at December 31, 1997 were also classified as nonaccrual loans, and therefore the adoption of SFAS No. 114 and SFAS NO. 118 had no effect on the comparability of non-performing assets at December 31, 1997 to prior periods.

        2. Potential Problem Loans - As shown in the table above, at December 31, 1997, there are approximately $1.7 million of loans not otherwise identified which are included on Management's watch list. Management's watch list includes both loans which Management has some doubt as to the borrowers' ability to comply with the present repayment terms and loans which management is actively monitoring due to changes in the borrowers financial condition. These loans and their potential loss exposure have been considered in Management's analysis of the adequacy of the allowance for loan losses.

        3. Foreign Outstandings - There were no foreign outstandings at December 31, 1997, 1996, or 1995.

        4. Loan Concentrations - As of December 31, 1997, indirect installment loans comprise 25.2% of loans outstanding. The dealer network from which indirect loans were purchased in 1997 included 135 dealers, the largest of which was responsible for 10% of total indirect volume for 1997. There are no additional concentrations of loans greater than 10% of total loans which are not otherwise disclosed as a category of loans pursuant to Item III. A. above. Also refer to the Note 1, Concentrations of Credit Risk, found on Page 17 of the 1997 Annual Report incorporated herein by reference.

        5. No material amount of loans that have been classified by regulatory examiners as loss, substandard, doubtful, or special mention have been excluded from the amounts disclosed as nonaccrual, past due 90 days or more, restructured, or potential problem loans.

D. Other Interest Bearing Assets - As of December 31, 1997, there are no other interest bearing assets that would be required to be disclosed under Item III C.1 or 2 if such assets were loans. The Registrant had Other Real Estate Owned at December 31, 1997, in the amount of $325,000.

IV.     SUMMARY OF LOAN LOSS EXPERIENCE
        -------------------------------

A. The following schedule presents an analysis of the allowance for loan losses, average loan data, and related ratios for the years ended December 31,


        (Dollars in thousands)                            1997           1996           1995           1994           1993
                                                          ----           ----           ----           ----           ----

        Average loans outstanding during the
          period (net of unearned income)             $629,514       $582,418       $464,314       $385,618       $339,468
                                                      ========       ========       ========       ========       ========
        Allowance for loan losses
          at beginning of year                        $  8,335       $  7,242       $  6,348       $  6,056       $  4,355
        Loans charged off:
          Commercial                                       258            106             26             13             37
          Commercial real estate                             -              -             20             52             11
          Residential real estate                           15            156             71              3             11
          Consumer loans                                 2,638          2,900          1,441          1,095            822
                                                      --------       --------       --------       --------       --------
               Total charge-offs                         2,911          3,162          1,558          1,163            881
        Recoveries:
          Commercial                                       190              5             29             52             69
          Commercial real estate                             8             39             26              7              -
          Residential real estate                           86             71             71             11              7
          Consumer loans                                 1,013          1,000            576            365            311
                                                      --------       --------       --------       --------       --------
        Total recoveries                                 1,297          1,115            702            435            387
                                                      --------       --------       --------       --------       --------
        Net charge-offs                                  1,614          2,047            856            728            494
        Provision for loan loss
          charged to operations                          2,929          3,140          1,750          1,020          2,195
                                                      --------       --------       --------       --------       --------
        Allowance for loan losses at end of year      $  9,650       $  8,335       $  7,242       $  6,348       $  6,056
                                                      ========       ========       ========       ========       ========
        Ratio of net charge-offs to average
          loans, net of unearned income                   0.26%          0.35%          0.18%          0.19%          0.15%
                                                      ========       ========       ========       ========       ========

         The allowance for loan losses balance and the provision charged to expense are judgmentally determined by Management based upon the periodic review of the loan portfolio, an analysis of impaired loans, past loan loss experience, economic conditions, anticipated loan portfolio growth, and various other circumstances which are subject to change over time. In making this judgment, Management reviews selected large loans as well as delinquent loans, nonaccrual loans, problem loans, and loans to industries experiencing economic difficulties. The collectibility of these loans is evaluated after considering the current financial position of the borrower, the estimated market value of the collateral, guarantees, and the Company's collateral position versus other creditors. Judgments, which are necessarily subjective, as to the probability of loss and the amount of such loss, are formed on these loans, as well as other loans in the aggregate. The reduction in provision from 1996 to 1997 was a result of slower, more selective loan growth in 1997 coupled with the decrease in net charge-offs.

B. The following schedule is a breakdown of the allowance for loan losses allocated by type of loan and related ratios:

                                                                 Allocation of the Allowance for Loan Losses
                                                    -------------------------------------------------------------------
                                                                      Percentage                            Percentage
                                                                      of Loans                              of Loans
                                                                       in Each                              in Each
                                                    Allowance         Category to           Allowance       Category to
                                                      Amount          Total Loans             Amount        Total Loans
                                                      ------          -----------             ------        -----------
         (Dollars in thousands)
                                                           December 31, 1997                      December 31, 1996
                                                    -----------------------------           ---------------------------

         Commercial                                  $3,344              13.5%                $2,064            12.7%
         Commercial real estate                         781              11.2                    663            10.7
         Residential real estate                        261              41.3                    244            39.3
         Consumer                                     2,316              34.0                  4,420            37.3
         Unallocated                                  2,948                --                    944              --
                                                     ------            ------                 ------          ------
             Total                                   $9,650             100.0%                $8,335           100.0%
                                                     ======            ======                 ======          ======

                                                           December 31, 1995                      December 31, 1994
                                                    -----------------------------           ---------------------------

         Commercial                                  $2,160              12.5%                $1,660            14.9%
         Commercial real estate                         782              11.7                    840            13.0
         Residential real estate                        129              33.2                  1,257            28.2
         Consumer                                     2,174              42.6                  2,129            43.9
         Unallocated                                  1,997                --                    462               -
                                                     ------            ------                 ------          ------
             Total                                   $7,242             100.0%                $6,348           100.0%
                                                     ======            ======                 ======          ======


                                                           December 31, 1993
                                                    -----------------------------

         Commercial                                  $1,638              17.5%
         Commercial real estate                         701              13.3
         Residential real estate                      1,230              23.2
         Consumer                                     1,412              46.0
         Unallocated                                  1,075                 -
                                                     ------            ------
             Total                                   $6,056             100.0%
                                                     ======            ======


         A comparison of allocations of the allowance for loan losses between the five years presented shows a significant shift in the dollars allocated to each of the four loan categories. During the third quarter of 1995, a change in the methodology used to determine the allocation of the allowance for loan losses among the various loan categories was approved by the Executive Committee of the Board of Directors and instituted by management. Management will continue to use the same three methodologies it has historically used to determine the allocation of the allowance, however, it will select the single methodology that results in the highest aggregate calculation for allocation of the allowance among the various loan categories, and not the highest specific allocation for each loan category from among the three methodologies. Management believes this change reflects a more reliable analysis of the Bank's risk of loan loss.

         At December 31, 1997 there was no specific allocation to any loan category in connection with the adoption of SFAS No. 114 due to the adequacy of the collateral values relative to the balance of impaired loans outstanding at year-end 1997. At December 31, 1996 and 1995, $135,000 and $188,000, respectively, was specifically allocated to commercial loans in connection with the adoption of SFAS No. 114. Because Management's analysis of problem loans would have provided a similar allocation prior to adopting SFAS No. 114, the adoption of SFAS No. 114 had no impact on the comparability of the December 31, 1997, 1996 and 1995 allowance for loan loss allocation to prior periods.

         While management's periodic analysis of the adequacy of the allowance for loan loss may allocate portions of the allowance for specific problem loan situations, the entire allowance is available for any loan charge-offs that occur.

V.       DEPOSITS
         --------

         The following is a schedule of average deposit amounts and average rates paid on each category for the periods included:

         (Dollars in thousands)                                         Years Ended December 31,
                                               ------------------------------------------------------------------------
                                                       1997                       1996                       1995
                                                       ----                       ----                       ----
                                                 Amount      Rate          Amount        Rate           Amount     Rate
                                                 ------      ----          ------        ----           ------     ----
         Noninterest bearing
            demand deposits                    $  76,523        -        $ 71,263           -         $ 66,329        -
         Interest bearing
            demand deposits                       72,770     1.68%         71,078        1.98%          68,361     1.92%
         Savings                                 174,789     3.14         157,662        2.85          151,229     2.63
         Certificates and other
            time deposits                        290,854     5.76         271,351        5.73          216,187     5.67
                                                --------                 --------                     --------
                                                $614,936                 $571,354                     $502,106
                                                ========                 ========                     ========

         The following table summarizes time deposits issued in amounts of $100,000 or more as of December 31, 1997 by time remaining until maturity:

         (Dollars in thousands)

         Maturing in:
                  Under 3 months            $ 8,215
                  Over 3 to 6 months          7,483
                  Over 6 to 12 months        10,410
                  Over 12 months             22,360
                                            -------
                                            $48,468

VI.      RETURN ON EQUITY AND ASSETS
         ---------------------------

         Information required by this section is incorporated by reference to the information appearing in the table under the caption "Five-Year Summary of Selected Data" located on Page 42 of the Registrant's 1997 Annual Report to Shareholders.


VII.     SHORT-TERM BORROWING
         --------------------

         Information required by this section is incorporated by reference to
         Note 7 - "Short-term Borrowings" on Page 21 of the 1997 Annual Report to Shareholders incorporated herein by reference.

Item 2 - Properties
-------------------

         UNB Corp.'s executive offices as well as the executive offices and the main branch office of United National Bank are located in the United Bank Building at 220 Market Avenue, South, Canton, Ohio. This property is leased through 2003 with five three-year options extending through the year 2018. The properties occupied by fourteen of the Bank's branches are owned by the Bank, while properties occupied by its remaining eight branches are leased with various expiration dates running through the year 2021 with renewal options. In addition to the leased branches, the Corporation is also leasing office space for the operations of the Bank's mortgage loan department which will become UNB Corp.'s affiliate United Mortgage Corporation in 1998 and the office of United Banc Financial Services, Inc. These leases are for ten and five years, respectively, with renewal options extending to the years 2007 and 2012, respectively.

         The Bank's Operations Center, at 624 Market Avenue, North, Canton, Ohio, is owned by the Bank which leases approximately 13,000 square feet of this facility to a law firm. There is no mortgage debt owing on any of the above property owned by the Bank. A listing of all branch offices is located under the caption "Banking Centers" found on page 10 of the Registrant's 1997 Annual Report to Shareholders, and is incorporated herein by reference. Management considers its properties to be satisfactory for its current operations.

Item 3 - Legal Proceedings
--------------------------

         The nature of UNB Corp.'s business results in a certain amount of litigation. Accordingly, the corporation and its subsidiaries are subject to various pending and threatened lawsuits in which claims for monetary damages are asserted in the ordinary course of business. While any litigation involves an element of uncertainty, in the opinion of Management, liabilities, if any, arising from such litigation or threat thereof will not have a material effect on the Corporation.

Item 4 - Submission of Matters to a Vote of Security Holders
------------------------------------------------------------

         During the fourth quarter of the year ended December 31, 1997, there were no matters submitted to a vote of security holders.

                                     PART II

Item 5 - Market Price of and Dividends on the Common Equity and Related
-----------------------------------------------------------------------
Shareholder Matters
-------------------

         Shares of the Common Stock of the Registrant are traded on the over-the-counter market primarily with brokers in the Corporation's service area. The information required under this item is incorporated by reference to the information appearing under the caption "Market Price Ranges for Common Stock" located on Page 41 of the Registrant's 1997 Annual Report to Shareholders. In addition, attention is directed to the caption "Capital Resources" within Management's Discussion and Analysis located on page 38 of the Registrant's 1997 Annual Report to Shareholders and to Note 14 - "Dividend and Regulatory Capital Requirements" located on page 25 therein. Such information is incorporated herein by reference.

Item 6 - Selected Financial Data
--------------------------------

         The information required under this item is incorporated by reference to the information appearing under the caption "Five Year Summary of Selected Data" located on page 42 of the 1997 Annual Report to Shareholders. See Note 1 under the caption "Allowance for Loan Losses" on page 16 and Note 3 - "Loans" on page 20 of the 1997 Annual Report to Shareholders, incorporated herein by reference for a discussion of the impact of the adoption on January 1, 1995 of SFAS No. 114 and No. 118, "Accounting by Creditors for Impairment of a Loan".

Item 7 - Management's Discussion and Analysis of Financial Condition and
------------------------------------------------------------------------
         Results of Operations
         ---------------------

         "Management's Discussion and Analysis of Financial Condition and Results of Operations" appears on pages 30 through 40 of the Registrant's 1997 Annual Report to Shareholders and is incorporated herein by reference.


Item 7A.- Quantitative and Qualitative Disclosures About Market Risk
--------------------------------------------------------------------

         The Corporation's primary market risk exposure is interest rate risk, which is defined as the potential loss of income or capital as a result of changes in interest rates. The nature of the banking business means that some level of interest rate risk will always be present, but the Corporation has the responsibility to manage that risk to minimize the negative impact on both the earnings and capital. Evaluating the Corporation's exposure to changes in interest rates includes assessing both the management process used to control interest rate risk and the calculated level of risk. The Corporation maintains the appropriate policies, procedures, management information systems and internal controls as required by the Joint Agency Policy Statement on Risk. The Corporation's exposure to interest rate risk is calculated on a monthly basis and reviewed by Senior Management and the Board of Directors.

         The Corporation uses a number of methods to calculate and measure interest rate risk. The asset/liability gap compares the dollar amounts of assets and liabilities that will mature or reprice in a given time period to determine the level and direction of interest rate sensitivity. The Corporation is considered asset sensitive if more assets than liabilities mature or reprice in the specified time frame and liability sensitive if more liabilities than assets mature or reprice in that same period. Asset sensitivity, or a positive gap, indicates that the Corporation's exposure is to falling rates, since more assets than liabilities could reprice or be reinvested at lower levels. Liability sensitivity, or a negative gap, means that the Corporation's exposure is to rising rates since more liabilities than assets could reprice at higher rates.

         The Corporation makes a number of assumptions when calculating its gap position. The most significant assumption is the assignment of deposit balances without a stated maturity date to specific time frames. Since these deposits are subject to withdrawal on demand, and have rates that can be changed at any time, they could be considered immediately repriceable and assigned to the shortest maturity, resulting in a significant level of liability sensitivity. However, actual practice indicates that balances are withdrawn and replaced over a much longer time frame, and rates are modified less frequently and in smaller increments than changes which occur in financial market rates. To compensate for these extremes, the Corporation uses multiple deposit distribution assumptions to provide a range of interest rate risk measurements that it uses as a guide for managing various assets and liabilities. At year-end the Corporation's modified twelve month cumulative gap was 1.25%, indicating slight asset sensitivity. One of the shortcomings of the gap analysis is that the use of a static balance sheet results in a measure of interest rate risk at one specific point in time. Another limitation is the implied assumption that assets and liabilities in the same time period will reprice by the same magnitude.

         Simulation analysis provides a more dynamic interpretation of the impact of rates on the Corporation's forecasted income and net present value of assets, liabilities and capital. The Corporation makes certain assumptions regarding the level of interest rates, prepayments on assets with imbedded options including loans and asset backed securities, and the behavior of deposits without contractual maturity dates. These assumptions, in addition to actual rates and maturity and repricing dates on loans, investments and deposits, are incorporated into a computer model which calculates forecasted net income and discounts the projected cash flows of rate sensitive assets and liabilities to determine the present value of the Corporation's capital. The model then applies a predetermined immediate parallel increase or decrease in the level of interest rates to forecast the impact on both net interest income and capital one year forward. At year-end, the Corporation's interest rate shock forecasted a change in net interest income of +3.21% to -3.39% based on a 200 basis point change in rates. The forecasted change in the market value of equity was -1.69% to 3.20% for the same period. While this methodology provides a more comprehensive appraisal of interest rate risk, it is not necessarily indicative of actual or expected financial performance. Changes in interest rates that affect the entire yield curve equally at a single point in time are not typical. The residential mortgage prepayment assumptions are based on industry medians and could differ from the Corporation's actual results due to non-financial prepayment incentives and other local factors. Moreover, the model does not include any interim changes in strategy the Corporation might undertake in response to shifts in interest rates.

         Interest rate risk can be managed by using a variety of techniques, including selling existing assets or repaying liabilities, pricing loans and deposits to attract preferred maturities, developing alternative sources of funding or structuring new products to hedge existing exposures. In addition to these balance sheet strategies, the Corporation can also use derivative financial instruments such as interest rate swaps, caps, and floors to minimize the potential impact of adverse changes in interest rates.

         The following table provides information about the Corporation's financial instruments that are sensitive to changes in interest rates. The expected maturity dates for residential mortgage loans and securities backed by or indexed to residential mortgage loans were calculated by adjusting the contractual maturity for prepayments corresponding to median industry data. Installment loan prepayment speeds were based on historical experience. Deposit accounts without contractual maturity dates were stratified by expected decay rates according to historical analysis. The Corporation has one pay fixed amortizing interest rate swap that was executed in 1993 as hedge against fixed rate mortgages held in the portfolio.

                                                                        UNB CORP.
                                                         QUANTITATIVE DISCLOSURE OF MARKET RISK

                                              ONE YEAR          TWO YEARS         THREE YEARS        FOUR YEARS
                                          BALANCE   RATE     BALANCE   RATE     BALANCE   RATE     BALANCE   RATE

ASSETS
------

Short Term Investments                      8,642     5.50%

Securities                                 35,262     6.11%   12,595     6.60%    3,276     6.60%    1,791     6.62%

Collateralized Mortgage Obligations        11,836     6.96%   11,286     6.96%   12,143     6.84%   10,124     6.80%
   and Mortgage Backed Securities (1)

Fixed Rate Loans (2) (3)                   93,530     8.88%   60,875     9.06%   43,360     9.01%   31,100     8.64%
Variable Rate Loans (4) (5) (6)            40,685     8.45%   34,619     8.37%   29,231     8.29%   44,983     8.55%


LIABILITIES
-----------

Interest Bearing Demand & Savings (7)      23,961     3.35%   25,570     3.36%   32,112     3.03%   23,994     3.39%
Time Deposits                             164,246     5.50%   90,977     6.05%   26,638     6.20%   16,243     6.05%
Repurchase Agreements                      51,289     4.78%
Short Term Borrowings                       5,222     5.50%
FHLB Advances                               7,498     6.04%   17,848     6.38%    6,226     6.31%    3,188     6.33%


OFF-BALANCE SHEET
-----------------

Interest Rate Swap (8)                      1,300              1,250              1,200
Average Pay Rate (Fixed)                              2.88%              2.88%              2.88%
Average Receive Rate (Variable)                       5.50%              5.50%              5.50%



                                            FIVE YEARS      MORE THAN 5 YEARS        TOTAL           FAIR
                                          BALANCE   RATE     BALANCE   RATE     BALANCE   RATE      VALUE

ASSETS
------

Short Term Investments                                                            8,642    0.055     8,642

Securities                                  1,354     6.69%   18,715   0.0622    72,993   0.0637    72,999

Collateralized Mortgage Obligations         5,659     6.84%   16,797   0.0639    67,845   0.0677    67,922
   and Mortgage Backed Securities (1)

Fixed Rate Loans (2) (3)                   18,487     8.61%   65,573   0.0842   312,925   0.0879   308,981
Variable Rate Loans (4) (5) (6)            20,062     8.15%  140,453   0.0801   310,033   0.0829   309,819


LIABILITIES
-----------

Interest Bearing Demand & Savings (7)      41,524     2.95%  113,846    0.022   261,007   0.0288   261,007
Time Deposits                               6,164     6.32%    2,033   0.0611   306,301   0.0578   303,710
Repurchase Agreements                                                            51,289   0.0478    51,289
Short Term Borrowings                                                             5,222    0.055     5,222
FHLB Advances                                 330     6.25%      350   0.0625    35,440   0.0629    35,736


OFF-BALANCE SHEET
-----------------

Interest Rate Swap (8)                                                                                 171
Average Pay Rate (Fixed)
Average Receive Rate (Variable)



(1) Expected cash flows on Collateralized Mortgage Obligations and Mortgage Backed Securities are revised monthly based on median estimates of prepayment speeds developed by major broker dealers as published by Bloomberg Financial Markets.

(2) For residential mortgage loans, prepayments are revised monthly based on the median prepayment speeds developed by major broker dealers as published by Bloomberg Financial Markets. The prepayment rates are assigned based on the interest rate on the loan and the number of months elapsed since the loan was originated.

(3) For installment loans, prepayments are revised monthly based on actual historical cash flow and equate to approximately 12% to
    24%.

(4) Substantially all of the variable rate commercial loans are repriced based on the prime rate.

(5) Variable rate commercial real estate loans are based on prime or the three year constant maturity treasury rate.

(6) Substantially all the variable rate residential mortgage loans reprice based on the one year or three year constant maturity treasury rate subject to various periodic and lifetime caps and floors.

(7) For deposits without contractual maturity dates, decay rates are calculated annually by individual product type based on the current age of the accounts.

(8) At year end 1997, the notional principal amount of the interest rate swap was $1,350 and the market value was $171. The notional amount will amortize quarterly according to a predetermined schedule until its maturity on 11/26/00. The Company pays a fixed rate of 2.88% and receives a variable rate of three month LIBOR reset quarterly, which at year-end was 5.875%.

Item 8 - Financial Statements and Supplementary Financial Data
--------------------------------------------------------------

         The Registrant's Report of Independent Auditors and Consolidated Financial Statements and accompanying notes are listed below and are incorporated herein by reference to UNB Corp.'s 1997 Annual Report to Shareholders (Exhibit 13, pages 11 through 29). The supplementary financial information specified by Item 302 of Regulation S-K, selected quarterly financial data, is included in Note 18 - "Quarterly Financial Data (Unaudited)" to the consolidated financial statements found on page 29.

                         Report of Independent Auditors

                           Consolidated Balance Sheets
                           December 31, 1997 and 1996

                        Consolidated Statements of Income
                   For the three years ended December 31, 1997

           Consolidated Statements of Changes in Shareholders' Equity
                   For the three years ended December 31, 1997

                      Consolidated Statements of Cash Flows
                   For the three years ended December 31, 1997

                   Notes to Consolidated Financial Statements

Item 9 - Changes in and Disagreements with Accountants on Accounting and
------------------------------------------------------------------------
         Financial Disclosure
         --------------------

         Crowe, Chizek and Company LLP, Certified Public Accountants, served as independent public accountants for the purpose of auditing the Corporation's Annual Consolidated Financial Statements and for the preparation of consolidated tax returns for the fiscal years ending December 31, 1997, 1996, and 1995. The appointment of independent public accountants is approved annually by the Board of Directors. For the year 1998, the Board of Directors has again authorized the engagement of Crowe, Chizek and Company LLP, as independent auditors.


                                    PART III

Information relating to the following items is included in the Registrant's Definitive Proxy statement and Notice of Annual Meeting of Shareholders to be held Tuesday, April 21, 1998, ("1997 Proxy Statement") filed with the Commission pursuant to Section 14(A) of the Securities Exchange Act of 1934 and is incorporated by reference into this Form 10-K Annual Report (Exhibit 22).

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


                                     PART IV

Item 14 - Exhibits, Financial Statement Schedules and Reports on Form 8-K
-------------------------------------------------------------------------

A.       Financial Statement Schedules
         -----------------------------

         1.    Financial Statements
               --------------------

               The following consolidated financial statements of the Registrant appear in the 1997 Annual Report to Shareholders (Exhibit 13) on the pages referenced and are specifically incorporated by reference under Item 8 of this Form 10-K:

                                                                                 Annual Report
                                                                                  Page Numbers
                                                                                 -------------

                Report of Independent Auditors                                             11
                Consolidated Balance Sheets, December 31, 1997 and 1996                    12
                Consolidated Statements of Income,
                  For the three years ended December 31, 1997                              13
                Consolidated Statements of Changes in Shareholders' Equity,
                  For the three years ended December 31, 1997                              14
                Consolidated Statements of Cash Flows,
                  For the three years ended December 31, 1997                              15
                Notes to Consolidated Financial Statements                              16-29

         2.    Financial Statement Schedules
               -----------------------------

               Financial statement schedules are omitted as they are not required or are not applicable, or the required information is included in the financial statements found in the Registrant's 1997 Annual Report to Shareholders.

         3.    Exhibits
               --------

               Reference is made to the Exhibit Index which is found on Page 26 of this Form 10-K.


B.       Reports on Form 8-K
         -------------------

         No reports on Form 8-K were filed during the last quarter of the year ending December 31, 1997.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       UNB Corp.


                                       By  /s/ Roger L. Mann
                                         --------------------------------------
                                             Roger L. Mann, President and CEO

                                       Date    March 12, 1998
                                           ------------------------------------


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

         Signature               Title                              Date
         ---------               -----                              ----


/s/ Rober L. Mann                President, CEO          March 12, 1998
------------------------------   and Director          -----------------------------
         Roger L. Mann           (Principal Executive Officer)




/s/ James J. Pennetti            Vice President          March 12, 1998
------------------------------   and Treasurer         -----------------------------
         James J. Pennetti       (Principal Financial
                                 and Accounting Officer)



/s/ Donald W. Schneider          Chairman of             March 13, 1998
------------------------------   the Board and         -----------------------------
         Donald W. Schneider     Director




/s/ Louis V. Bockius III         Director                March 13, 1998
------------------------------                         -----------------------------
         Louis V. Bockius III


/s/ E. Lang D'Atri               Director                March 12, 1998
------------------------------                         -----------------------------
         E. Lang D'Atri


/s/ Edgar W. Jones, Jr.          Director                March 12, 1998
------------------------------                         -----------------------------
         Edgar W. Jones, Jr.


     Absent                      Director
------------------------------                         -----------------------------
      Harold M. Kolenbrander, Ph.D.


/s/ Russell W. Maier             Director                March 12, 1998
------------------------------                         -----------------------------
      Russell W. Maier


/s/ Robert L. Mang               Director                March 12, 1998
------------------------------                         -----------------------------
      Robert L. Mang


/s/ James A. O'Donnell           Director                March 12, 1998
------------------------------                         -----------------------------
      James A. O'Donnell


/s/ Abner A. Yoder               Director                March 12, 1998
------------------------------                         -----------------------------
      Abner A. Yoder

                                  EXHIBIT INDEX
                                  -------------

Regulation S-K
Exhibit Number                                    Exhibit Description
--------------          ---------------------------------------------------------------------------
       10.a             Change of Control Agreement of Leo E. Doyle, dated November 16, 1995

       10.b             Change of Control Agreement of Robert L. Mang, dated November 16, 1995

       10.c             Change of Control Agreement of James J. Pennetti, dated November 16, 1995

       10.d             Change of Control Agreement of Robert M. Sweeney, dated November 16, 1995

       10.e             UNB Corp. 1997 Stock Option Plan (incorporated by reference from Exhibit 22 to the Form 10-K filed by the Registrant on March 27, 1997)

       10.f             Amendment to the Change of Control Agreement of Leo E. Doyle, dated January
                        16, 1997

       10.g             Amendment to the Change of Control Agreement of Robert L. Mang, dated
                        January 16, 1997

       10.h             Amendment to the Change of Control Agreement of James J. Pennetti, dated
                        January 16, 1997

       10.i             Amendment to the Change of Control Agreement of Robert M. Sweeney, dated
                        January 16, 1997

       10.j             Employment Contract by and between William J. Devolve and UNB Corp., dated
                        January 30, 1997

       10.k             Employment Contract by and between Roger L. Mann and UNB Corp. and United
                        National Bank and Trust Co., dated April 17, 1997

                            ------------------------

       10.l             Change of Control Agreement of Charles J. Berry, dated May 15, 1997

       10.m             Change of Control Agreement of Roger L. Mann, dated June 1, 1997

       10.n             Amendment to the Change of Control Agreement of Roger L. Mann, dated
                        December 10, 1997

       10.o             Amendment to the Change of Control Agreement of Leo E. Doyle, dated December
                        10, 1997

       10.p             Amendment to the Change of Control Agreement of James J. Pennetti, dated
                        December 10, 1997

       10.q             Amendment to the Change of Control Agreement of Robert M. Sweeney, dated
                        December 10, 1997

       11               Statement regarding Computation of Per Share Earnings (included in Note 1 to the Consolidated Financial Statements, 1997 Annual Report to Shareholders
                        under the caption "Earnings and Dividends Declared Per Share").

       13               UNB Corp. Annual Report to Shareholders for the Fiscal Year Ended December
                        31, 1997.

       21               Subsidiaries of the Registrant (exhibit is filed herewith).

       22               Proxy Statement of UNB Corp. and Notice for the Annual Meeting of
                        Shareholders on April 21, 1998 (Incorporated by reference to Form Definitive 14.A filed by the Registrant February 20, 1998)

       27.a             Financial Data Schedule for 1997(submitted as part of electronic filing only)

       27.b             Restated Financial Data Schedule for Fiscal 1996(submitted as part of electronic filing only)

       27.c             Restated Financial Data Schedule for Fiscal 1995(submitted as part of electronic filing only)