Form 10-Q
period 1998-03-31
UNB CORP/OH
filed 1998-05-14
CIK 746481

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q



[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   March 31, 1998
                                 --------------

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

       Common Stock, $1.00 Stated Value          Outstanding at April 30, 1998
                                                 5,782,856 Common Shares

                                    UNB CORP.

                                    FORM 10-Q

                          QUARTER ENDED MARCH 31, 1998



                         PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

        Interim financial information required by Rule 10-01 of Regulation S-X (17 CFR Part 210) is included in this Form 10-Q as referenced below:


                                                                         Page
                                                                       Number(s)
                                                                       ---------

        Consolidated Balance Sheets                                       1

        Consolidated Statements of Income                                 2

        Consolidated Statements of Comprehensive Income                   3

        Condensed Consolidated Statements
         of Changes in Shareholders' Equity                               4

        Consolidated Statements of Cash Flows                             5

        Notes to the Consolidated Financial Statements                 6-13

Item 2 - Management's Discussion and Analysis of
            Financial Condition and Results of Operations             14-22

Item 3 - Quantitative and Qualitative Disclosures
            About Market Risk                                         23-25


                           PART II - OTHER INFORMATION

Item 4 - Submission of Matters to a Vote of
         Security Holders                                                26

Item 5 - Other Information                                               26

Item 6 - Exhibits and Reports on Form 8-K                                26

Signatures                                                               27

                                    UNB CORP.
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

(In thousands)                                                                 MARCH 31,      December 31,
                                                                                 1998            1997
                                                                       ----------------------------------

ASSETS
Cash and cash equivalents                                                       $31,721          $28,998
Federal funds sold                                                               17,925            7,500
Interest bearing deposits with banks                                                129            1,142
Securities, net (Fair value:
     $75,447 and $72,999, respectively)(Note 2)                                  75,433           72,993
Mortgage-backed securities (Fair value:
     $72,883 and $67,222, respectively)(Note 2)                                  72,826           67,845
Loans originated and held for sale                                                3,679            2,190
Loans:
       Total loans (Notes 3 and 6)                                              625,176          630,418
       Less allowance for loan losses (Note 4)                                   (9,955)          (9,650)
---------------------------------------------------------------------------------------------------------
             Net loans                                                          615,221          620,768
Premises and equipment, net                                                      11,573           11,727
Intangible assets                                                                 5,087            5,339
Accrued interest receivable and other assets                                      8,556            7,811
---------------------------------------------------------------------------------------------------------
          TOTAL ASSETS                                                         $842,150         $826,313
---------------------------------------------------------------------------------------------------------
*

LIABILITIES
Deposits:
       Noninterest bearing deposits                                             $87,936          $82,173
       Interest bearing deposits                                                574,772          567,308
---------------------------------------------------------------------------------------------------------
        Total deposits                                                          662,708          649,481
Fed funds purchased and short-term borrowings                                    65,227           56,511
Federal Home Loan Bank advances and capital lease (Note 6)                       29,365           35,650
Accrued taxes, expenses and other liabilities                                     7,330            8,151
---------------------------------------------------------------------------------------------------------
       TOTAL LIABILITIES                                                        764,630          749,793

SHAREHOLDERS' EQUITY
Common stock ($1.00 stated value, 15,000,000 shares authorized;
      5,823,212 and 5,821,369 issued and outstanding, respectively)               5,823            5,821
Paid-in capital                                                                  31,285           31,277
Retained earnings                                                                38,720           37,123
Unrealized gain on securities available for sale, net of tax                      3,264            3,739
Treasury stock, 40,356 and 37,154 shares at cost                                 (1,572)          (1,440)
---------------------------------------------------------------------------------------------------------
       TOTAL SHAREHOLDERS' EQUITY                                                77,520           76,520
---------------------------------------------------------------------------------------------------------
       TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                              $842,150         $826,313
=========================================================================================================


               See Notes to the Consolidated Financial Statements

                                    UNB CORP.
                       CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)



(In thousands except per share data)                                    THREE MONTHS ENDED
                                                                            MARCH 31,
                                                                  ---------------------------
                                                                    1998                1997
                                                                  -------             -------
INTEREST INCOME:
     Interest and fees on loans:
          Taxable                                                 $13,675             $13,285
          Tax exempt                                                   37                  48
     Interest and dividends on investments
       & mortgage-backed securities:
          Taxable                                                   2,092               1,853
          Tax exempt                                                   10                  12
     Interest on bank deposits and federal funds sold                 238                 180
---------------------------------------------------------------------------------------------
           Total interest income                                   16,052              15,378
---------------------------------------------------------------------------------------------

INTEREST EXPENSE:
     Interest on deposits                                           6,211               5,463
     Interest on short-term borrowings                                701                 767
     Interest on FHLB advances                                        465               1,014
---------------------------------------------------------------------------------------------
           Total interest expense                                   7,377               7,244
---------------------------------------------------------------------------------------------

NET INTEREST INCOME                                                 8,675               8,134
PROVISION FOR LOAN LOSSES (NOTE 4)                                    691                 675
---------------------------------------------------------------------------------------------
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES                 7,984               7,459

OTHER INCOME:
     Service charges on deposits                                      702                 598
     Trust Department income                                          992                 687
     Other operating income                                           389                 249
     Securities gains, net                                            786                   0
     Gains on loans originated for resale and sold                    249                  22
---------------------------------------------------------------------------------------------
           Total other income                                       3,118               1,556
---------------------------------------------------------------------------------------------

OTHER EXPENSES:
     Salary, wages and benefits                                     3,251               2,610
     Occupancy                                                        333                 306
     Equipment                                                        868                 732
     Other operating expense                                        2,717               1,982
---------------------------------------------------------------------------------------------
           Total other expenses                                     7,169               5,630
---------------------------------------------------------------------------------------------


INCOME BEFORE INCOME TAXES                                          3,933               3,385
PROVISION FOR INCOME TAXES                                          1,352               1,152
---------------------------------------------------------------------------------------------
     NET INCOME                                                    $2,581              $2,233
=============================================================================================

EARNINGS PER SHARE (NOTE 1):
     Basic                                                          $0.45               $0.39
     Diluted                                                        $0.44               $0.38
=============================================================================================

DIVIDENDS PER SHARE (NOTE 1)                                        $0.17               $0.15
=============================================================================================

WEIGHTED AVERAGE SHARES OUTSTANDING (NOTE 1):
     Basic                                                      5,784,204           5,791,754
     Diluted                                                    5,908,268           5,944,309
=============================================================================================

Note: Per share data is based on the average number of shares outstanding adjusted for stock dividends and splits.


               See Notes to the Consolidated Financial Statements

                                    UNB CORP.
                 CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
                                    UNAUDITED


(In thousands)                                           THREE MONTHS ENDED
                                                             MARCH 31,
                                                   ----------------------------
                                                      1998              1997
                                                   ----------        ----------

      Net Income                                       $2,581            $2,233

      Other comprehensive income, net of tax
         Unrealized gains on securities:
           Unrealized gains/(loss) arising
            during the period                              36              (196)
           Less: Reclassified adjustment for
             accumulated gains included in
             net income                                  (511)                0
                                                   ----------        ----------
              Unrealized gains on securities             (475)             (196)
                                                   ----------        ----------
      Comprehensive income                             $2,106            $2,037
                                                   ==========        ==========









             See the Notes to the Consolidated Financial Statements

                                    UNB CORP.
      CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                                   (UNAUDITED)


(In thousands except per share data)
                                                                         THREE MONTHS ENDED
                                                                    3/31/98             3/31/97
                                                              ----------------    ---------------

      Balance at beginning of period                                   $76,520            $71,334

      Net Income                                                         2,581              2,233

      Shares issued through dividend reinvestment                            0                139

      Stock options exercised                                                0                 80

      Common stock issued                                                   64                  0

      Cash dividends $0.17 and $0.15 per share, respectively              (983)              (870)

      Treasury stock purchases                                            (463)              (587)

      Treasury stock sales                                                 276                261

      Change in market value on investment securities
      available for sale, net of deferred taxes                           (475)              (196)
                                                              ----------------    ---------------
      Balance at end of period                                         $77,520            $72,394
                                                              ================    ===============











               See Notes to the Consolidated Financial Statements

                                    UNB CORP.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                                     THREE MONTHS ENDED
(In thousands)                                                                                            MARCH 31,
                                                                                                   1998               1997
                                                                                                   ----               ----
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income                                                                                   $2,581             $2,233
     Adjustments to reconcile net income to net cash from operating activities:
          Depreciation and amortization                                                              327                212
          Provision for loan losses                                                                  691                675
          Net securities gains                                                                      (786)                 0
          Net accretion on securities                                                                (43)              (245)
          Amortization of intangible assets                                                          252                253
          Loans originated for resale                                                            (14,684)            (2,059)
          Proceeds from sale of loan originations                                                 13,403                701
     Changes in:
          Interest receivable                                                                       (130)               (47)
          Interest payable                                                                          (215)              (284)
          Other assets and liabilities, net                                                         (979)             1,026
          Deferred income                                                                              2                 (2)
---------------------------------------------------------------------------------------------------------------------------
            Net cash from operating activities                                                       419              2,463
---------------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Net change in interest bearing deposits with banks                                            1,013                (90)
     Net increase in funds sold                                                                  (10,425)             1,800
     Investment and mortgage-backed securities:
          Proceeds from sales of securities available for sale                                     1,843                  0
          Proceeds from maturities of securities held to maturity                                      0              1,470
          Proceeds from maturities of securities available for sale                               21,300             47,000
          Purchases of securities held to maturity                                                  (120)            (1,397)
          Purchases of securities available for sale                                             (25,108)           (31,121)
          Purchases of mortgage-backed securities available for sale                              (9,537)           (13,525)
          Principal payments received on mortgage-backed securities held to maturity               1,589              1,660
          Principal payments received on mortgage-backed securities available for sale             2,722              5,654
     Net increase in loans made to customers                                                       4,576             (7,528)
     Loans purchased                                                                                   0               (454)
     Purchases of premises and equipment, net                                                       (173)              (879)
     Principal payments received under leases                                                         72                 29
---------------------------------------------------------------------------------------------------------------------------
            Net cash from investing activities                                                   (12,248)             2,619
---------------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Net increase(decrease) in deposits                                                           13,227             (7,813)
     Cash dividends paid, net of shares issued through dividend reinvestment                        (983)              (731)
     Purchase of treasury stock                                                                     (463)              (586)
     Sales of treasury stock                                                                         276                266
     Proceeds from issuance of stock                                                                  64                 80
     Net increase (decrease) in short-term borrowings                                              8,716             (2,061)
     Repayments of FHLB advances                                                                  (6,275)            (1,197)
     Repayments on capital lease                                                                     (10)                 0
---------------------------------------------------------------------------------------------------------------------------
            Net cash from financing activities                                                    14,552            (12,042)
---------------------------------------------------------------------------------------------------------------------------

NET CHANGE IN CASH AND CASH EQUIVALENTS                                                            2,723             (6,960)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                                                    28,998             34,762
---------------------------------------------------------------------------------------------------------------------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                                       $31,721            $27,802
===========================================================================================================================



             See the Notes to the Consolidated Financial Statements

                                    UNB CORP.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
             ------------------------------------------------------


Note 1 - Summary of Significant Accounting Policies
---------------------------------------------------

Unless otherwise indicated, amounts are in thousands, except per share data.

The accompanying consolidated financial statements include the accounts of UNB Corp. and its wholly owned subsidiaries. All material intercompany accounts and transactions have been eliminated in consolidation.

These interim financial statements are prepared without audit and reflect all adjustments of a normal recurring nature which, in the opinion of management, are necessary to present fairly the consolidated financial position of UNB Corp. at March 31, 1998, and its results of operations and cash flows for the periods presented. The accompanying consolidated financial statements do not purport to contain all the necessary financial disclosures required by generally accepted accounting principles that might otherwise be necessary in the circumstances. The Annual Report for UNB Corp. for the year ended December 31, 1997, contains consolidated financial statements and related notes which should be read in conjunction with the accompanying consolidated financial statements.

For consolidated financial statement classification and cash flow reporting purposes, cash and cash equivalents include currency on hand and non-interest bearing deposits with banks. For the three months ended March 31, 1998, and March 31, 1997, UNB Corp. paid interest in the amount of $7,592 and $7,481, respectively. For the three month period ended March 31, 1998, federal income taxes paid totaled $70. There were no federal income taxes paid for the three month period ended March 31, 1997.

The Corporation classifies securities as held to maturity, available for sale, or trading. Securities classified as held to maturity are those that management has the positive intent and ability to hold to maturity. Securities classified as available for sale are those that management intends to sell or that could be sold for liquidity, investment management, or similar reasons, even if there is not a present intention for such a sale. Trading securities are purchased principally for sale in the near term and are reported at fair value with unrealized gains and losses included in earnings. The Corporation held no trading securities during the periods reported.

Securities held to maturity are stated at cost, adjusted for amortization of premiums and accretion of discounts. Securities available for sale are carried at fair value with unrealized gains and losses included as a separate component of shareholders' equity, net of tax. Gains or losses on dispositions are based on net proceeds and the amortized cost of securities sold, using the specific identification method.

Management analyzes loans on an individual basis and classifies a loan as impaired when an analysis of the borrower's operating results and financial condition indicates that underlying cash flows are not adequate to meet its debt service requirements. Often this is associated with a delay or shortfall in payments of 30 days or more. Smaller-balance homogeneous loans are evaluated for impairment in total and are excluded from reported impaired loans. Such loans include residential first mortgage loans secured by one-to-four family residences, residential construction loans and consumer automobile, boat, RV, home equity and credit card loans with balances less than $300. In addition, loans held for sale and leases are excluded from consideration as impaired.

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

Basic and diluted earnings per share are computed under the provisions of SFAS No. 128, "Earnings Per Share," which was adopted retroactively by the Corporation on December 31, 1997. All prior amounts have been restated to be comparable. Basic earnings per share is based on net income divided by the weighted average number of shares outstanding during the period. Diluted earnings per share shows the dilutive effect of additional common shares issuable under stock options assuming the exercise of stock options less the treasury shares assumed to be purchased from the proceeds using the average market price of UNB Corp.'s stock for the periods presented.

On January 1, 1998, the Corporation adopted Financial Accounting Standard No. 130, "Reporting Comprehensive Income". This Statement establishes standards for reporting of comprehensive income and its components for all periods reported. Comprehensive income includes both net income and other comprehensive income. Other comprehensive income includes the change in unrealized gains and losses on securities available for sale and additional minimum pension liability adjustments.

                                    UNB CORP.
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)
       -----------------------------------------------------

Note 2 - Investment Securities
------------------------------

The amortized cost and estimated fair value of the investment and mortgage-backed securities, available for sale and held to maturity, as presented on the consolidated balance sheet at March 31, 1998, and December 31, 1997, are as follows:


                                                                      March 31, 1998
                                                 ---------------------------------------------------------
                                                                    Gross           Gross        Estimated
                                                 Amortized        Unrealized      Unrealized       Fair
(in thousands of dollars)                           Cost            Gains           Losses         Value
-------------------------                           ----            -----           ------         -----

Securities available for sale:
    U.S. Treasury securities                      $17,077             $32            $(17)         $17,092
    Obligations of U.S. government
      agencies and corporations                    38,970             140              (6)          39,104

Securities held to maturity:
    Obligations of state and
      political subdivisions                          950               1            --                951
    Corporate bonds and other debt
      securities                                      747              13            --                760
                                                  -------          ------         -------         --------
         Total debt securities                     57,744             186             (23)          57,907
Equity securities available for sale               11,934           4,609            --             16,543
Asset-backed securities available
    for sale                                          999            --                (2)             997
                                                  -------          ------         -------         --------
         Total investment securities               70,677           4,795             (25)          75,447

Mortgage-backed securities
    available for sale                             67,088             359            (170)          67,277
Mortgage-backed securities
    held to maturity                                5,549              58              (1)           5,606
                                                  -------          ------         -------         --------
         Total mortgage-backed securities          72,637             417            (171)          72,883
                                                  -------          ------         -------         --------
         Total investment and mortgage-
            backed securities                    $143,314          $5,212           $(196)        $148,330
                                                 ========          ======         =======         ========

                                    UNB CORP.
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)


                                                                     December 31, 1997
                                                 -----------------------------------------------------------
                                                                     Gross          Gross         Estimated
                                                 Amortized        Unrealized      Unrealized        Fair
(in thousands of dollars)                          Cost              Gains          Losses          Value
                                                   ----              -----          ------          -----

Securities available for sale:
    U.S. Treasury securities                      $17,005             $42             $(1)         $17,046
    Obligations of U.S. government
      agencies and corporations                    36,476             119              (4)          36,591

Securities held to maturity:
    Obligations of state and
      political subdivisions                          951               2              (1)             952
    Corporate bonds and other debt
      securities                                      746               5            --                751
                                                  -------          ------         -------          -------
         Total debt securities                     55,178             168              (6)          55,340
Equity securities available for sale               11,581           5,081            --             16,662
Asset-backed securities available
    for sale                                          999            --                (2)             997
                                                  -------          ------         -------          -------
         Total investment securities               67,758           5,249              (8)          72,999

Mortgage-backed securities
  available for sale                               60,281             527             (97)          60,711
Mortgage-backed securities
  held to maturity                                  7,134              79              (2)           7,211
                                                  -------          ------         -------          -------

         Total mortgage-backed securities          67,415             606             (99)          67,922
                                                  -------          ------         -------          -------

         Total investment and mortgage-
            backed securities                    $135,173          $5,855           $(107)        $140,921
                                                 ========          ======         =======         ========


During the three month period ended March 31, 1998 the proceeds from sales of securities available for sale were $1,843. There were no sales recorded for the three months ended March 31, 1997. Net gains of $786 were recognized on the sales of securities in 1998. There were no sales or transfers of securities classified as held to maturity.

The amortized cost and estimated fair value of debt securities at March 31, 1998, by contractual maturity, are shown on page 10. Actual maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                    UNB CORP.
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)


                                                                  March 31, 1998
                                                                     Estimated     Weighted
                                                     Amortized         Fair         Average
(in thousands of dollars)                               Cost           Value         Yield
                                                       -------        -------       ------

Securities available for sale:
U.S. Treasuries
    Due in one year or less                            $12,998        $13,030         6.05%
    Due after one year through five years                4,079          4,062         5.43
                                                       -------        -------       ------
      Total                                             17,077         17,092         5.90
                                                       -------        -------       ------

U.S. Government agencies and corporations
    Due in one year or less                             18,968         19,001         5.93
    Due after one year through five years               20,002         20,103         6.44
                                                       -------        -------       ------
      Total                                             38,970         39,104         6.19
                                                       -------        -------       ------
                                                       $56,047        $56,196         6.10%
                                                       =======        =======       ======

Securities held to maturity:
Obligations of state and political subdivisions
    Due in one year or less                            $   950            951         4.27%
                                                       -------        -------       ------
      Total                                                950            951         4.27
                                                       -------        -------       ------

Corp bonds and other debt securities
    Due after one year through five years                  747            760         8.53
                                                       -------        -------       ------
      Total                                                747            760         8.53
                                                       -------        -------       ------
                                                       $ 1,697        $ 1,711         6.14%
                                                       =======        =======       ======

Asset-backed securities available for sale             $   999        $   997         7.00%
                                                       -------        -------       ------

Mortgage-backed and collateralized
    mortgage obligations available for sale             67,088         67,277         6.53
                                                       -------        -------       ------

Mortgage-backed and collateralized
    mortgage obligations held to maturity                5,549          5,606         7.78
                                                       -------        -------       ------
                                                       $73,636        $73,880         6.63%
                                                       =======        =======       ======


At March 31, 1998, there were no holdings of securities of any one issuer, other than the U.S. government and its agencies and corporations with an aggregate book value which exceeds 10% of shareholders' equity.

                                    UNB CORP.
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

Note 3 - Loans
--------------

Total loans as presented on the balance sheet are comprised of the following classifications:


                                                                           March 31, 1998               December 31, 1997
                                                                           --------------               -----------------

      Commercial, financial and agricultural                                 $ 83,246                        $ 81,960
      Commercial, tax exempt                                                    3,106                           3,142
      Commercial real estate                                                   70,900                          70,896
      Residential real estate                                                 252,335                         260,190
      Consumer loans                                                          215,589                         214,230
                                                                              -------                         -------

      Total loans                                                            $625,176                        $630,418
                                                                             ========                        ========


Impaired loans are as follows:
                                                                           March 31, 1998               December 31, 1997
                                                                           --------------              -----------------

      Loans with no allowance for loan
       losses allocated                                                          $138                            $281
      Loans with allowance for loan
       losses allocated                                                            --                              --
      Amount of allowance allocated                                                --                              --

      Average of impaired loans,
       year-to-date                                                              $138                            $335
      Interest income recognized during
       impairment                                                                  72                              33
      Cash-basis interest income
       recognized year-to-date                                                      3                              32

At March 31, 1998 and December 31, 1997, loans on non-accrual status and/or past due more than 90 days approximated $853 and $945, respectively. The Other Real Estate Owned balance, net of allowance, at March 31, 1998 and December 31, 1997 was $325.


Note 4 - Allowance for Loan Losses
----------------------------------

A summary of activity in the allowance for loan losses for the three months ended March 31, 1998, and March 31, 1997, are as follows:


(in thousands of dollars)                                                       1998                     1997
                                                                                ----                     ----

      Balance - January 1                                                     $ 9,650                   $8,335
      Provision charged to operating expense                                      691                      675
      Loans charged off, net of recoveries                                       (386)                    (654)
                                                                             --------                 --------
      Balance - March 31                                                      $ 9,955                   $8,356
                                                                             ========                 ========

                                    UNB CORP.
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

Note 5 - Concentrations of Credit Risk and
------------------------------------------
         Financial Instruments With Off-Balance Sheet Risk
         -------------------------------------------------

The Corporation offers commercial and consumer credit products to customers within Stark and surrounding counties. The Corporation maintains a diversified credit portfolio, with commercial loans and leases, commercial real estate loans, residential mortgage loans and consumer loans comprising 13.8%, 11.3%, 40.4% and 34.5%, respectively, at March 31, 1998. Indirect loans accounted for 73.2% of all consumer loans at March 31, 1998. The dealer network from which the indirect automobile, marine and RV loans were purchased includes 97 relationships thus far in 1998, the largest of which was responsible for 7.6% of the total indirect dollar volume for the year-to-date 1998.

The Corporation is a party to financial instruments with off-balance sheet risk. These instruments are required in the normal course of business to meet the financial needs of its customers. The contract or notional amounts of these instruments are not included in the consolidated financial statements. At March 31, 1998, the contract or notional amounts of these instruments, which primarily include commitments to extend credit, standby letters of credit and financial guarantees, and interest rate swaps totaled $201,865.

At March 31, 1998, the Corporation held one interest rate swap agreement with a notional amount of $3.4 million. The notional amount of the interest rate swap does not represent an amount exchanged by the parties and is not a measure of the Corporation's exposure through its use of derivatives. The amounts exchanged are determined by reference to the notional amount and the other terms of the interest rate swap. The agreement calls for quarterly reductions in the notional amount with a final expiration of November 27, 2000. Variable interest payments received are based on the three month LIBOR rate which is adjusted on a quarterly basis. The LIBOR rate in effect at March 31, 1998 was 5.64% while the fixed rate to be paid through the remainder of the contract is 2.88%. The income from this agreement for the three months ended March 31, 1998 and March 31, 1997 was $26 and $33, respectively. The market value of this swap at March 31, 1998 was a positive $141. Under the terms of this contract, future changes in LIBOR will affect the payments received, the income or expense generated by the swap and its market value.

Note 6 - FHLB Advances and Capital Lease
----------------------------------------

The majority of long-term debt at March 31, 1998 is comprised of advances from the Federal Home Loan Bank (FHLB). Pursuant to collateral agreements with the FHLB, advances are secured by all FHLB stock and qualifying first mortgage loans.

                                    UNB CORP.
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

A summary of FHLB advances outstanding is as follows:


               Maturity        Interest Rate         Amount
               --------------------------------------------
               1998            6.15%-6.70%           $6,223
               1999            5.35%-6.70%           12,848
               2000            5.50%-6.85%            6,226
               2001            6.00%-6.70%            3,188
               2002               6.25%                 330
               2003               6.25%                 350
               --------------------------------------------
               Total                                $29,165
               ============================================

Based on the Bank's investment in FHLB stock, the maximum dollar amount of FHLB advance borrowings available to the Bank is $137,004.

In the second quarter of 1997, the Bank entered into capital lease arrangement in order to finance the acquisition of computer hardware and related software in the amount of $252. The lease terms call for sixty monthly payments of approximately $5 with the last payment due in March, 2002. The balance outstanding at March 31, 1998 was $200.

                                    UNB CORP.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
                            -------------------------

Item 2.      Management's Discussion and Analysis of Financial Condition
                           and Results of Operations.
                           --------------------------

INTRODUCTION
------------

The following areas of discussion pertain to the consolidated financial statements of UNB Corp. at March 31, 1998, compared to December 31, 1997, and the results of operations for the year-to-date periods ending March 31, 1998, compared to the same period in 1997. It is the intent of this discussion to provide the reader with a more thorough understanding of the consolidated financial statements and supporting schedules, and should be read in conjunction with those consolidated financial statements and schedules.

UNB Corp. is not aware of any trends, events, or uncertainties that might have a material effect on the soundness of operations; neither is UNB Corp. aware of any proposed recommendations by regulatory authorities which would have a similar effect if implemented.

During the first quarter of 1998, operations began for UNB Corp.'s affiliate, United Insurance Agency, Inc., which was chartered on August 23, 1990. This affiliate is currently licensed to issue life, accident and health, and variable life annuity insurance. UNB Corp. has also filed with the State of Ohio to obtain an amendment to its charter to be licensed to issue property and casualty insurance. It is not anticipated that the results of operations of this new subsidiary will have a material impact on earnings of UNB Corp. in 1998.

During the first quarter of 1998, management decided not to activate United Mortgage Corporation, an affiliate of UNB Corp., which was scheduled to begin operations in the third quarter of 1998. The mortgage function will remain a department of the Bank while several of the department's personnel will become employees of United Banc Financial Services, the finance company affiliate of the Corporation which is, along with the mortgage function, under the same manager. These employees will complement the finance company with greater opportunities for expansion of its product line and growth in fee income.

FINANCIAL CONDITION
-------------------

Total assets at March 31, 1998 were $842,150, an increase of $15,837, or 1.9%, from year-end 1997. Highly liquid balances, comprised of cash and cash equivalents, federal funds sold and interest bearing deposits with banks, showed a net increase of $12,135, with the majority of the increase in the federal funds sold category of $10,425. The investment and mortgage-backed securities portfolios increased by $2,440 and $4,981, respectively, increases of 3.3% and 7.3%, respectively, from balances at 1997 year-end.

Growth in the securities portfolios was for the most part funded by a net reduction in the loan portfolio of $5,242, or less than 1.0%, from 1997 year-end balances. Due to the declining interest rate environment experienced in late 1997 which continued into 1998 and expectations for flat to declining rates in 1998, management decided to mitigate the Corporation's interest rate risk inherent in funding longer term, fixed rate mortgages and indirect installment loans by diverting the funds to the investment portfolio into securities with durations of

                                    UNB CORP.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (continued)
                      -------------------------------------

approximately two years.

Within the loan portfolio, reductions were experienced in residential real estate which declined by $7,855, or 3.0%, from December, 1997 balances. This was primarily due to extremely high levels of refinancing brought on by the relative levels of current mortgage rates. Consumer loans increased by $1,359, or less than 1.0%, from year-end 1997, as the implementation of the new strategy to limit interest rate risk took time to work through the pipeline of indirect installment loans already approved early in the first quarter. Holding current rates constant while competition has lowered its rates, along with limiting dealer reserves and increasing rates for loans with lower credit quality are components of the new strategy. For the quarter, Commercial loans grew by $1,250, or 1.5%, over December, 1997 while Commercial Real Estate loans remained flat for the same period. While activity in the commercial and commercial real estate portfolios has remained quiet, management continues to focus its efforts on growth in these areas.

With this strategy to avoid putting longer-term, fixed rate assets into the loan portfolios, the Bank continues to meet the needs of mortgage loan customers by providing financing alternatives which are being sold to a network of secondary market buyers. In addition, the Bank continues to benefit from its extensive network of relationships with car, marine and recreational vehicle dealers by serving as a conduit to investors in sub-prime (B and C quality)indirect installment paper. For its role in both of these transactions types, the Bank is receiving fee income.

Total earning assets at March 31, 1998 increased to $795,168 from $782,088 at December 31, 1997, an increase of $13,080, or 1.7%. The ratio of earning assets to total assets declined slightly from 94.6% at year-end 1997 to 94.4% at March 31, 1997, the result of increases in cash and cash equivalents from year-end.

Total liabilities increased by $14,837 from year-end 1997 levels. Total deposits at March 31, 1998 increased by $13,227, or 2.0%, from year-end 1997. Non-interest bearing deposits are 7.0% above 1997 year-end levels. Interest bearing demand balances increased 9.2%. Increases in both categories were the result of extensive marketing efforts to repackage and promote the Bank's checking with interest products under the new name of United Bank Club Accounts. Savings balances increased $4,176, or 2.2%, from year-end levels, with the popular Money Market Access product responsible for an increase of $6,922, or 10.6%, over 1997 year-end balances. This product continues to attract the balances of sophisticated savers who demand returns higher than those available in traditional savings products and the liquidity unavailable in certificates of deposit. Balances in traditional savings products continue to decline, the result of some transfers to the Money Market Access product and certificates of deposit as well as alternative investments outside the banking industry, all of which currently offer a higher rate of return to the consumer. Certificate of deposit balances declined by $3,849, or 1.3%, and were influenced by the Bank's current pricing strategy which positions the Bank's interest rates close to the average of rates offered by the Bank's local market competition.

Other significant sources of balance sheet funding, term and sweep repurchase agreements increased $10,624, or 20.7%, from year-end levels spurred on by the

                                    UNB CORP.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (continued)
                      -------------------------------------

increased calling efforts of the Bank's business development officers to commercial customers. Federal Home Loan Bank (FHLB) advance borrowings decreased by $6,275, with the majority of the reduction in January, with the prepayment of $5,000 in advances with a coupon of 6.60%. The transaction included a $41 prepayment penalty, however, this action has helped decrease the overall cost of funds going forward.

The ratio of gross loans to deposits and FHLB Advance borrowings was 90.4% at March 31, 1998 compared to 92.0% at year-end 1997. The reduction in this ratio from year-end 1997 reflects the decline in loans outstanding due to the management strategy to limit the amount of new fixed rate loans and the growth experienced in core deposits.

Total shareholders' equity at March 31, 1998 was $77,520, an increase of $1,000, or 1.3%, from year-end 1997. The major contributor to this increase was net income for the period of $2,581. Additional increases in capital of $276 and $64 were the result of sales of treasury stock and the issuance of stock as a portion of executive compensation, respectively. These increases were partially offset by the payment of $983 in quarterly cash dividends and purchases of treasury stock of $463. Treasury stock will continue to be purchased and sold in order to fund various plans of the Corporation which require the issuance of its stock. These plans include the dividend reinvestment plan and internal benefit plans of the Corporation which include the employee stock purchase plan, the 401-K plan, and the stock option plans of 1987 and 1997.

Year 2000 Compliance
--------------------

The Year 2000 issue is the result of computer programs being written using two digits rather than four to define an applicable year. The Corporation's hardware, date-driven automated equipment, or computer programs that have date sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This faulty recognition could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions or engage in normal business activities.

UNB Corp. and its subsidiaries are in the process of conducting a comprehensive review of all of its hardware, software and any ancillary systems which may have any type of computer chip in their configuration, to identify potential Year 2000 compliance problems and to test such hardware and software for compliance. This effort is led by a Year 2000 Compliance Committee which reports directly to the Board of Directors on a monthly basis. The Committee also reports its progress to its primary regulator, the Office of the Comptroller of the Currency.

This Committee oversees the development and implementation of contingency plans for any systems that may not currently be Year 2000 compliant or which may not be ready for testing until after December 31, 1998. The Committee is also addressing the potential impact on the Corporation of its customers' Year 2000 compliance and contingency plans to become compliant with Year 2000 requirements. All commercial loan customers will be contacted regarding the Year 2000 issue and their progress in addressing it will be evaluated by the Corporation. Presently, management cannot accurately assess the impact of Year 2000 on its commercial customers, but

                                    UNB CORP.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (continued)
                      -------------------------------------

has established a schedule to do such an evaluation by September 30, 1998.

Based on current information, the Corporation believes that all systems will be Year 2000 compliant before January 1, 2000, either through the modification of existing hardware and software or through the purchase of new hardware and software. The Committee currently anticipates that the Corporation will spend approximately $200 to rectify this problem. At this time, management does not believe that there will be significant impact to earnings due to this issue. The Year 2000 problem could have a material impact on the operation of the Corporation if not properly addressed, but management anticipates that the problem will be resolved and thus will not have a significant impact on the Corporation's delivery of products and services, or its operations.

RESULTS OF OPERATIONS
---------------------

UNB Corp.'s net income for the first quarter of 1998 was $2,581, or $0.44 per diluted share, compared with $2,233, or $0.38 per diluted share for the first quarter of 1997. This represents an increase in earnings of 15.6% and an increase in diluted earnings per share of 15.8%. The largest component of net income, net interest income increased by $541 for the first quarter, an increase of 6.7% over the same period in 1997. Total interest income for quarter was $16,052, or 4.4%, over the same period in 1997, while interest expense was $7,377, an increase of $133, or 1.8%, over the same period in 1997. The growth in net interest income was primarily the result of overall growth in earning assets, an increase in fees on loans outstanding and a change in the mix of liabilities used to fund earning assets from more expensive FHLB advances to lower cost deposits.

The net interest margin for the first quarter of 1998 was 4.50%, versus 4.37% for the same period in 1997, an increase of 13 basis points. At the Bank level, the most significant factor impacting the net interest margin between the two periods was an increase in the yield on earning assets. The yield on total securities increased 18 basis points led by an increase in the balances of relatively higher yielding CMOs. The yield on total loans and leases increased six basis points between periods, the result of a 25 basis point increase in the Prime rate at the end of the first quarter of 1997 and an increase in loan fees recorded in the first quarter of 1998 over the first quarter of 1997. The yield on loans held by United Bank Financial Services also impacted the yields on consolidated loans, although to a much smaller degree because of its relative size. For the first quarter of 1998, yields earned on loans were in excess of 21.0%, while net interest margin was in excess of 12.0%. As the size of this affiliate grows, its impact on net interest income and net interest margin will become more significant.

The overall cost of interest bearing liabilities remained constant with reductions in the cost of interest bearing transaction and savings balances coupled with the prepayment of relatively higher cost FHLB advances throughout 1997 and early in 1998 offset by increases in the cost of money market savings and Money Market Access accounts.

Return on equity for the quarter ended March 31, 1998 was 13.44% compared to 12.51% for the same period in 1997, an increase of 7.4%. Return on assets has

                                    UNB CORP.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (continued)
                      -------------------------

increased from 1.14% for the first quarter of 1997 to 1.27% for the first quarter of 1998, an increase of 13 basis points, or 11.4%. As competition for loans and deposits grows with narrowing in interest margins, management's focus on growing fee income from new and existing sources coupled with more selective balance sheet growth has aided its performance as measured by its return on assets and equity.

Non-interest income for the first quarter of 1998 was $3,118, a 100.4% increase from the first quarter of 1997. All categories of non-interest income showed improvement. The category showing the greatest impact on fee income was security gains taken on the portfolio of available for sale equity securities held in UNB Corp.'s parent company. The Trust Department recorded fee income of $992, an increase of $305, or 44.4%, from the same period in 1997. This increase was due to an increase in the value of managed assets brought on by the addition of new Trust customers, record stock market levels and moderate to declining interest rates. Another factor contributing to the positive results were gains on sales of residential mortgage loans of $249 versus $22 in 1997, the result of increased refinancing activity due to current mortgage rates and the Bank's aversion to the interest rate risk associated with putting fixed rate, long-term assets on the balance sheet. Service charges on deposits increased by $104, or 17.4%, due to the restructuring of fees related to interest and non-interest bearing checking and savings products. Other operating income for the quarter increased by 56.2%, with increases recorded in fees from the sale of alternative investments by the Bank's American Express Financial Advisors and surcharges and fees related to the use of the Bank's ATM network by non-bank customers and interchange fees earned on the Bank's ATM/debit card.

Non-interest expense for the first quarter was $7,169, an increase of 27.3% over the same period in 1997. Salary, wages and benefits for the quarter increased by 24.6% due to annual merit increases, additions to staff in the Trust Department, three new branch facilities and United Banc Financial Services, anticipated increases in incentive payouts, and increased pension expenses. Occupancy expenses increased by 8.8%, the result of the opening of the new Portage & Frank branch and two in-store branches as well as office space for United Banc Financial Services, all of which were completed after the first quarter of 1997. Equipment expenses increased by $136, or 18.6%, from the first quarter of 1997, the result of increased depreciation on office equipment for the new facilities, new computer output to laser disk technology (COLD) put in place in the second quarter of 1997 and increased outside computer software services. Other operating expenses for the quarter were $2,717, an increase of $735, or 37.1% over first quarter, 1997. Included in this increase was an accrual taken for anticipated expenses related to the Corporation taking the necessary steps to becoming Year 2000 compliant. In addition, accruals were taken in anticipation of the costs related to the implementation of strategic changes in the Bank's retail delivery systems which will be implemented in 1998.

The Bank has continued involvement in legal proceedings concerning a seven and one half acre parcel of property acquired through foreclosure and located in the northwest quadrant of Stark County. A large national petroleum company, owner of the facility at the date it was taken out of service, is the party responsible for the contamination cleanup according to the State of Ohio's Bureau of Underground Storage Tanks (BUSTER) regulations. After several environmental assessments by the Bank and the petroleum company were filed with the State agency, the State is

                                    UNB CORP.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (continued)
                      -------------------------

now in agreement with the petroleum company's findings, that the levels of contaminants are such that immediate remediation is not required. Because the findings indicate the contamination will remediate itself over time, the State has issued a one year extension on any formal remediation plan. The extension expires in the third quarter of 1998, after which the petroleum company has another 90 days to file its remediation plan. Any formal remediation steps may not be likely until the first quarter of 1999. The Bank has entered into a verbal option with a developer who is preparing a site development plan and is advertising to solicit potential tenants. Should there be sufficient interest, the option to purchase would be exercised. Estimated cleanup costs, should they become the responsibility of the Bank, are not material to the business or financial condition of the Registrant and have been set up as an allowance against the property's value on the Corp.'s Consolidated Balance Sheet.

ALLOWANCE FOR LOAN LOSSES
-------------------------

The provision for loan losses for the first quarter of 1998 was $691, an increase of $16 above the same period in 1997. The increase is attributable to the amount of provision recorded for United Banc Financial Services. Management determines the amounts of provision for loan losses charged to operating expense based on its evaluation of the loan portfolio's credit quality, the adequacy of the allowance for loan losses under current economic conditions and current and anticipated loan growth. The Corporation's reserve-to-loan ratio of 1.59% was six basis points above the ratio at December 31, 1997. Net charge-offs, as a percentage of average loans outstanding for the first quarter of 1998, were .06% versus .11% for the same quarter in 1997. Continued record levels of consumer debt outstanding and record bankruptcy filings experienced nationally causes management to remain cautious in its expectations for future net-charge offs. However, based on the last few quarter's experience, the current level of the allowance compared to its historical levels and prospects for future loan growth, management anticipates that the monthly loan loss provision may be cut back from current levels in the coming months.

Impaired loans at March 31, 1998 were $138, a reduction of $143 from December
31, 1997. Non-performing loans, which include non-accrual loans and loans past due 90 days or more, were $853 at March 31, 1998 compared to $945 at December
31, 1997, a reduction of $92, or 9.7%. The ratio of non-performing loans to total loans outstanding at March 31, 1998 was .14%, a slight decrease from the
 .15% recorded at year-end 1997, while the ratio for the Corporation's peers, all bank holding companies with consolidated assets between $500 million and $1 billion, stands at .81%.

CAPITAL RESOURCES
-----------------

Shareholders' equity totaled $77,520 at March 31, 1998, an increase of $1,000, or 1.3%, compared to the balance at December 31, 1997. The ratio of equity-to-assets at March 31, 1998 was 9.21% versus 9.26% at December 31, 1996. The decrease of five basis points reflects faster growth in assets than in shareholders' equity. The factor most responsible for the slower growth in shareholders' equity was the reduction in market value on investment securities available for sale, net of deferred taxes of $475, brought about to a great extent, by the sale of equity securities with significant market appreciation over cost. Growth has also slowed

                                    UNB CORP.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (continued)
                      -------------------------

due to the use of treasury stock to fund the dividend reinvestment plan and other plans of the Corporation which require the issuance of stock while also supporting growth in earnings per share. The rate of primary capital (shareholders' equity plus the allowance for loan losses less intangible assets) to total adjusted assets was 14.42% at March 31, 1998. The risk-based capital ratio was 13.49%, while the Tier 1 capital and core leverage ratios reached 12.23% and 8.46%, respectively, at March 31, 1998. The levels achieved in these ratios are above required regulatory minimums and maintain the Corporation in the "well capitalized" category under the guidelines of the Federal Deposit Insurance Corporation Act of 1991 (FDICIA).

The dividend of $0.17 per share for the quarter was a 13.3% increase over the dividend paid for the same period in 1997. The dividend, which represents 38.9% of year-to-date earnings, falls within the Corporation's dividend policy which provides for cash dividend payouts within a range of 35% to 50% of earnings.

LIQUIDITY
---------

Management ensures that the liquidity position of the Corporation is adequate to meet the credit needs and cash demands of its borrowers and depositors through the ability to readily convert assets to cash and raise funds in the market place in a timely and cost effective manner. Total cash, federal funds sold, investment and mortgage-backed securities available for sale of $190,659 represent 22.6% of total assets at March 31, 1998. Of the investments available for sale, $56,196 are held in U.S. Treasury and Agency securities, 57.0% of which mature within one year. Approximately $101,835 of total Corporate securities are pledged as collateral to secure public fund deposits, sweep or term repurchase agreements or other obligations. The Corporation's ability to raise funds in the market place is provided by the Bank's branch network, in addition to the availability of Federal Home Loan Bank (FHLB) advance borrowings, brokered deposits, Federal funds purchased and securities sold under agreement to repurchase.

Management focuses on the ratio of gross loans to deposits and FHLB Advance borrowings in measuring and managing Bank liquidity. This ratio was 90.4% at March 31, 1998 compared to 92.0% at year-end 1997, reflecting a slight decline in loans outstanding due to the efforts to focus growth in selected loan portfolios as well as an increase in deposits, specifically interest and non-interest bearing checking and Money Market Access accounts.

The liquidity needs of the Holding Company, primarily cash dividends, security purchases and vendor payments, are met through cash, short term investments and dividends from the Bank.

INTEREST RATE SENSITIVITY
-------------------------

In the normal course of business, the Corporation is exposed to interest rate risk caused by the differences in cash flows and repricing characteristics that occur in various assets and liabilities as a result of changes in interest rates. The asset and liability management process is designed to measure and manage that risk to maintain consistent levels of net interest income and net present value of equity under any interest rate scenario.

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

At March 31, 1998, assuming an immediate, parallel 200 basis point shift in market yields, the Bank's net interest income for the next twelve months was calculated to vary between +7.23% for a 200 basis point increase, and -7.39% for a 200 basis point decrease, denoting a positive income sensitivity to rising interest rates. For the same two interest rate scenarios, the net present value of portfolio equity was projected to decline by 0.92% and increase by 2.46%, respectively. The duration of total assets is less than the duration of total liabilities by 1.9 months, indicating that assets will reprice slightly quicker than liabilities, however the difference indicates a neutral interest rate sensitivity. The duration of assets and liabilities has declined since year-end 1997. The decline in assets reflects management's strategy to shift from longer term fixed rate loans to investments in mortgage backed securities with an average duration of two years. The decline in liabilities is a result of the impact of shortening durations in certificates of deposit by 1.1 months.

A further discussion of interest rate sensitivity is included in Item 3, Quantitative and Qualitative Disclosures About Market Risk, found on page 22.

CONCENTRATION OF CREDIT RISK
----------------------------

The Corporation maintains a diversified credit portfolio, with relatively smaller balance, homogeneous consumer installment, credit card and residential mortgage loans comprising 74.9% of total loans outstanding at March 31, 1998. Residential mortgages, automobile, recreational vehicle and boat loans were the four largest concentrations in the loan portfolio by loan type. Commercial and commercial real estate loans comprise the remaining 13.8% and 11.3% of loans outstanding, respectively. The two largest industry concentrations identified within the loan portfolio, manufacturers and suppliers of structural wood components for the construction industry and offices and clinics of medical professionals, have commitments outstanding which represent 39.4% and 69.5%, respectively, of total Bank capital. Within the commercial real estate portfolio, real estate is mainly held as collateral while the cash flows of the business are considered the primary source of repayment on the loans. With all loan types, management attempts to balance credit risk versus return by employing conservative credit standards and comprehensive underwriting guidelines in addition to the loan review function which monitors credits during and after the approval process.

                                    UNB CORP.
                    ANALYSIS OF THE ALLOWANCE FOR LOAN LOSSES

                              (VALUATION RESERVES)

                                 MARCH 31, 1998

                                 (000'S omitted)

                                                                                  1998              1997
                                                                                -------            -----

Balance at January 1,                                                           $ 9,650           $ 8,335

           Charge-Offs (Domestic):
                          Commercial, Financial, Agricultural                        39               206
                          Real Estate - Commercial                                    0                 0
                          Real Estate - Residential                                 133                20
                          Consumer Loans                                            559               684
                                                                                 ------            ------
                                 Total Charge-Offs                                  731               910
                                                                                 ------            ------

           Recoveries (Domestic):
                          Commercial, Financial, Agricultural                        23                 2
                          Real Estate - Commercial                                    0                 0
                          Real Estate - Residential                                  48                 9
                          Consumer Loans                                            274               245
                                                                                 ------            ------
                                 Total Recoveries                                   345               256
                                                                                 ------            ------

           Net Charge-Offs                                                          386               654
                                                                                 ------            ------

           Additions Charged to Operations                                          691               675

Balance at March 31,                                                            $ 9,955           $ 8,356
                                                                                 ======            ======

Ratio of net charge-offs during this
 quarter to average loans outstanding this quarter                                  .06%              .11%
                                                                                 ======             ======

Allowance as a percentage of total loans                                           1.59%             1.34%
                                                                                 ======             ======

                                    UNB CORP.
                                    ---------
           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
           ----------------------------------------------------------

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

UNB Corp.'s primary market risk exposure is interest rate risk, which is defined as the potential loss of income or capital as a result of changes in interest rates. The nature of the banking business means that some level of interest rate risk will always be present, but the Corporation has the responsibility to manage that risk to minimize the negative impact on both the earnings and capital. Evaluating the Corporation's exposure to changes in interest rates includes assessing both the management process used to control interest rate risk and the calculated level of risk. The Corporation maintains the appropriate policies, procedures, management information systems and internal controls as required by the Joint Agency Policy Statement on Risk. Exposure to interest rate risk is calculated on a monthly basis and reviewed by senior management and the Board of Directors.

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

UNB Corp. makes a number of assumptions when calculating its gap position. The most significant assumption is the assignment of deposit balances without a stated maturity date to specific time frames. Since these deposits are subject to withdrawal on demand, and have rates that can be changed at any time, they could be considered immediately repriceable and assigned to the shortest maturity, resulting in a significant level of liability sensitivity. However, actual practice indicates that balances are withdrawn and replaced over a much longer time frame, and rates are modified less frequently and in smaller increments than changes which occur in financial market rates. To compensate for these extremes, the Corporation uses multiple deposit distribution assumptions to provide a range of interest rate risk measurements that it uses as a guide for managing various assets and liabilities. As of March 31, the Corporation's modified twelve month cumulative gap was -.50%, indicating slight liability sensitivity. One of the shortcomings of the gap analysis is that the use of a static balance sheet results in a measure of interest rate risk at one specific point in time. Another limitation is the implied assumption that assets and liabilities in the same time period will reprice by the same magnitude.

Simulation analysis provides a more dynamic interpretation of the impact of rates on the Corporation's forecasted income and net present value of assets, liabilities and capital. The Corporation makes certain assumptions regarding the level of interest rates, prepayments on assets with imbedded options including loans and asset backed securities, and the behavior of deposits without contractual maturity dates. These assumptions, in addition to actual rates and maturity and repricing dates on loans, investments and deposits, are incorporated into a computer model which calculates forecasted net income and discounts the projected cash flows of rate sensitive assets and liabilities to determine the present value of the Corporation's capital. The model then applies a predetermined immediate parallel increase or decrease in the

                                    UNB CORP.
     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK (continued)
     ----------------------------------------------------------

level of interest rates to forecast the impact on both net interest income and capital one year forward. At quarter end, the Corporation's interest rate shock forecasted a change in net interest income of +7.23% to -7.39% based on a 200 basis point change in rates. The forecasted change in the market value of equity was -.92% to 2.46% for the same period. While this methodology provides a more comprehensive appraisal of interest rate risk, it is not necessarily indicative of actual or expected financial performance. Changes in interest rates that affect the entire yield curve equally at a single point in time are not typical. The residential mortgage prepayment assumptions are based on industry medians and could differ from the Corporation's actual results due to non-financial prepayment incentives and other local factors. Moreover, the model does not include any interim changes in strategy the Corporation might instate in response to shifts in interest rates.

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

The following table provides information about UNB Corp's financial instruments that are sensitive to changes in interest rates. The expected maturity dates for residential mortgage loans and securities backed by or indexed to residential mortgage loans were calculated by adjusting the contractual maturity for prepayments corresponding to median industry data. Installment loan prepayment speeds were based on historical experience. Deposit accounts without contractual maturity dates were stratified by expected decay rates according to historical analysis. The Corporation has one pay fixed amortizing interest rate swap that was executed in 1993 as hedge against fixed rate mortgages held in the portfolio.

                                    UNB Corp.
                     Quantitative Disclosure of Market Risk
                                 March 31, 1998


                                                ONE YEAR                TWO YEARS               THREE YEARS             FOUR YEARS
                                         Balance         Rate      Balance       Rate       Balance       Rate     Balance     Rate
                                         ===========================================================================================

ASSETS
------

Short Term Investments                    18,054        5.42%

Securities                                36,611        6.10%      12,797        6.53%       4,135        6.63%      1,659     6.63%

Collateralized Mortgage Obligations       16,783        6.85%      15,912        6.74%      13,021        6.71%      8,916     6.74%
   and Mortgage Backed Securities(1)

Fixed Rate Loans(2)(3)                    95,988        8.99%      62,127        9.27%      44,383        9.12%     32,530     8.57%
Variable Rate Loans(4)(5)(6)              45,131        8.48%      33,024        8.48%      49,669        8.67%     21,103     8.29%


LIABILITIES
-----------

Interest Bearing Demand & Savings(7)      26,786        3.34%      27,237        3.46%      33,005        3.05%     25,813     3.47%
Time Deposits                            192,578        5.52%      65,636        6.04%      28,285        6.15%      7,868     6.30%
Repurchase Agreements                     61,912        4.81%
Short Term Borrowings                      3,315        5.50%
FHLB Advances                              7,738        6.05%      13,103        6.29%       6,497        6.31%      1,147     6.35%
Capital Leases                                57        8.15%          57        8.15%          57        8.15%         29     8.15%

OFF-BALANCE SHEET
-----------------

Interest Rate Swap(8)                      1,300                    1,225                      900
Average Pay Rate (Fixed)                                2.88%                    2.88%                    2.88%
Average Receive Rate (Variable)                         5.75%                    5.75%                    5.75%



                                                    FIVE YEARS           MORE THAN 5 YEARS             TOTAL              FAIR
                                               Balance       Rate       Balance       Rate      Balance        Rate       VALUE
                                         ========================================================================================

ASSETS
------

Short Term Investments                                                                           18,054        5.42%      18,054

Securities                                      1,272        6.71%      18,959        5.90%      75,433        6.21%      75,447

Collateralized Mortgage Obligations             4,190        6.86%      14,004        6.16%      72,826        6.63%      72,883
   and Mortgage Backed Securities(1)

Fixed Rate Loans(2)(3)                         20,354        8.50%      81,171        9.34%     336,553        8.75%     337,403
Variable Rate Loans(4)(5)(6)                   18,547        8.21%     124,673        8.03%     292,147        8.28%     292,511


LIABILITIES
-----------

Interest Bearing Demand & Savings(7)           43,468        3.02%     116,069        2.20%     272,378        2.87%     272,131
Time Deposits                                   6,682        6.12%       1,345        6.15%     302,394        5.73%     303,867
Repurchase Agreements                                                                            61,912        4.81%      61,906
Short Term Borrowings                                                                             3,315        5.50%       3,315
FHLB Advances                                     330        6.25%         350        6.25%      29,165        6.23%      29,495
Capital Leases                                      0        0.00%           0        0.00%         200        8.15%         229

OFF-BALANCE SHEET
-----------------

Interest Rate Swap(8)                                                                                                        141
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

(8)  At quarter-end March, 1998, the notional principal amount of the interest rate swap was $3,425 and the market value was $141.
     The notional amount will amortize quarterly according to a predetermined schedule until its maturity on 11/26/00. The Company pays a fixed rate of 2.88% and receives a variable rate of three month LIBOR reset quarterly, which at quarter-end was 5.641%.

                                    UNB CORP.
                           PART II - OTHER INFORMATION

Item 4 - Submission of Matters to a Vote of Security Holders
------------------------------------------------------------

UNB Corp. held its Annual Meeting of Shareholders on April 21, 1998, for the purpose of electing three directors and to transact such other business as would properly come before the meeting. Results of shareholder voting on these individuals were as follows:


                                                              ELECTION OF DIRECTORS
                               Edgar W. Jones, Jr.              James A. O'Donnell            Donald W. Schneider
   For                            4,930,378                        4,961,623                      4,962,223
   Against                           31,845                              600                           ---
   Abstain                             ---                              ---                            ---
   Shares not
   voted by Brokers                 137,965                          137,965                        137,965



Item 5 - Other Information
--------------------------

        N/A


Item 6 - Exhibits and Reports on Form 8-K
-----------------------------------------

A.     Exhibit
       Number       Exhibit
       ------       -------
       27.198       Financial Data Schedule for quarter ended March 31, 1998(1)
       27.197       Financial Data Schedule for quarter ended March 31, 1997(1)

B. Reports - Form 8-K - No reports on Form 8-K were filed by the Registrant during the first quarter of 1998.

(1)Filed only in electronic format pursuant to Item 601(b)(27) of Regulation
S-K.

                                    UNB CORP.
                     PART II - OTHER INFORMATION (continued)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                      UNB CORP.
                                             --------------------------------
                                                     (Registrant)


Date_________________________                ---------------------------------
                                               James J. Pennetti
                                               (Duly authorized officer and
                                               Treasurer, UNB Corp.)