Form 10-Q/A
period 1998-03-31
UNB CORP/OH
filed 1998-05-15
CIK 746481

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                  FORM 10-Q/A



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

                                                      UNB CORP.
                                             --------------------------------
                                                     (Registrant)

                                               James J. Pennetti
Date      5/15/98                              ---------------------------------
    ----------------------                     James J. Pennetti
                                               (Duly authorized officer and
                                               Treasurer, UNB Corp.)