Form 10-Q
period 1998-06-30
UNB CORP/OH
filed 1998-08-13
CIK 746481

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q



[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   June 30, 1998
                               -----------------------

Commission file number 0-13270


                                    UNB CORP.
             ------------------------------------------------------
             (Exact name of Registrant as specified in its charter)


            Ohio                                     34-1442295
-------------------------------        ---------------------------------------
(State or other jurisdiction of        (I.R.S. Employer Identification Number)
incorporation or organization)

220 Market Avenue, South
Canton, Ohio                                                        44702
----------------------------------------                       --------------
(Address of principal executive offices)                         (Zip Code)

Registrant's telephone number, including area code             (330) 454-5821
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

       Common Stock, $1.00 Stated Value          Outstanding at July 31, 1998
                                                 5,707,630 Common Shares

                                    UNB CORP.

                                    FORM 10-Q

                           QUARTER ENDED JUNE 30, 1998



                         PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

        Interim financial information required by Rule 10-01 of Regulation S-X (17 CFR Part 210) is included in this Form 10Q as referenced below:


                                                                     Page
                                                                   Number(s)
                                                                   ---------

        Consolidated Balance Sheets                                     1

        Consolidated Statements of Income                               2

        Consolidated Statements of Comprehensive Income                 3

        Condensed Consolidated Statements of Changes in
         Shareholders' Equity                                           4

        Consolidated Statements of Cash Flows                           5

        Notes to the Consolidated Financial Statements               6-13

Item 2 - Management's Discussion and Analysis of Financial
            Condition and Results of Operations                     14-24

Item 3 - Quantitative and Qualitative Disclosures About
            Market Risk                                             25-27


                           PART II - OTHER INFORMATION

Item 4 - Submission of Matters to a Vote of Security Holders           28

Item 5 - Other Information                                             28

Item 6 - Exhibits and Reports on Form 8-K                              28

Signatures                                                             28

                                   UNB CORP.
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

(In thousands)                                                              JUNE 30,        December 31,
                                                                              1998              1997
                                                                         --------------     ------------

ASSETS
Cash and cash equivalents                                                  $  44,841         $  28,998
Federal funds sold                                                             1,300             7,500
Interest bearing deposits with banks                                             446             1,142
Securities, net (Fair value:
     $66,272 and $72,999, respectively)(Note 2)                               66,267            72,993
Mortgage-backed securities (Fair value:
     $81,249 and $67,222, respectively)(Note 2)                               81,210            67,845
Loans originated and held for sale                                             4,709             2,190
Loans:
       Total loans (Notes 3 and 6)                                           659,901           630,418
       Less allowance for loan losses (Note 4)                               (10,160)           (9,650)
------------------------------------------------------------------------------------------------------
             Net loans                                                       649,741           620,768
Premises and equipment, net                                                   11,467            11,727
Intangible assets                                                              4,836             5,339
Accrued interest receivable and other assets                                   9,831             7,811
------------------------------------------------------------------------------------------------------
       TOTAL ASSETS                                                        $ 874,648         $ 826,313
======================================================================================================


LIABILITIES
Deposits:
       Noninterest bearing deposits                                        $  93,169         $  82,173
       Interest bearing deposits                                             575,991           567,308
------------------------------------------------------------------------------------------------------
        Total deposits                                                       669,160           649,481
Fed funds purchased and short-term borrowings                                 66,820            56,511
Federal Home Loan Bank advances and capital lease (Note 6)                    53,058            35,650
Accrued taxes, expenses and other liabilities                                  8,042             8,151
------------------------------------------------------------------------------------------------------
       TOTAL LIABILITIES                                                     797,080           749,793

SHAREHOLDERS' EQUITY
Common stock ($1.00 stated value, 15,000,000 shares authorized;
      5,823,206 and 5,821,369 issued and outstanding, respectively)            5,823             5,821
Paid-in capital                                                               30,923            31,277
Retained earnings                                                             40,647            37,123
Unrealized gain on securities available for sale, net of tax                   3,575             3,739
Treasury stock, 85,404 and 37,154 shares at cost                              (3,400)           (1,440)
------------------------------------------------------------------------------------------------------
       TOTAL SHAREHOLDERS' EQUITY                                             77,568            76,520
------------------------------------------------------------------------------------------------------
               TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                  $ 874,648         $ 826,313
======================================================================================================


               See Notes to the Consolidated Financial Statements

                                   UNB CORP.
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

(In thousands except per share data)                           THREE MONTHS ENDED                SIX MONTHS ENDED
                                                                    JUNE 30,                         JUNE 30,
                                                         -----------------------------     ----------------------------
                                                              1998            1997            1998            1997
                                                         -------------    ------------     -----------    -------------
INTEREST INCOME:
     Interest and fees on loans:
          Taxable                                         $    13,819      $    13,570     $    27,494     $    26,855
          Tax exempt                                               37               48              74              96
     Interest and dividends on investments
            & mortgage-backed securities:
          Taxable                                               2,262            1,794           4,373           3,659
          Tax exempt                                               10               14              20              26
     Interest on bank deposits and federal funds sold             243              223             462             391
----------------------------------------------------------------------------------------------------------------------
           Total interest income                               16,371           15,649          32,423          31,027
----------------------------------------------------------------------------------------------------------------------

INTEREST EXPENSE:
     Interest on deposits                                       6,273            5,563          12,484          11,026
     Interest on short-term borrowings                            784              713           1,485           1,480
     Interest on FHLB advances                                    537            1,081           1,002           2,095
----------------------------------------------------------------------------------------------------------------------
           Total interest expense                               7,594            7,357          14,971          14,601
----------------------------------------------------------------------------------------------------------------------

NET INTEREST INCOME                                             8,777            8,292          17,452          16,426
PROVISION FOR LOAN LOSSES (NOTE 4)                                445              675           1,136           1,350
----------------------------------------------------------------------------------------------------------------------
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES             8,332            7,617          16,316          15,076

OTHER INCOME:
     Service charges on deposits                                  756              627           1,458           1,225
     Trust Department income                                    1,164              941           2,156           1,628
     Other operating income                                       358              355             747             604
     Securities gains, net                                         (6)              28             780              28
     Gains on loans originated for resale and sold                289               33             538              55
----------------------------------------------------------------------------------------------------------------------
           Total other income                                   2,561            1,984           5,679           3,540
----------------------------------------------------------------------------------------------------------------------

OTHER EXPENSES:
     Salary, wages and benefits                                 3,142            2,826           6,393           5,436
     Occupancy                                                    379              322             712             628
     Equipment                                                    900              739           1,768           1,471
     Other operating expense                                    1,966            2,091           4,683           4,073
----------------------------------------------------------------------------------------------------------------------
           Total other expenses                                 6,387            5,978          13,556          11,608
----------------------------------------------------------------------------------------------------------------------


INCOME BEFORE INCOME TAXES                                      4,506            3,623           8,439           7,008
PROVISION FOR INCOME TAXES                                      1,547            1,215           2,899           2,367
----------------------------------------------------------------------------------------------------------------------
           NET INCOME                                     $     2,959      $     2,408     $     5,540     $     4,641
======================================================================================================================

EARNINGS PER SHARE (NOTE 1):
     Basic                                                $      0.51      $      0.42     $      0.96     $      0.80
     Diluted                                              $      0.50      $      0.41     $      0.94     $      0.78
======================================================================================================================

DIVIDENDS PER SHARE (NOTE 1)                              $      0.18      $      0.16     $      0.35     $      0.31
======================================================================================================================

WEIGHTED AVERAGE SHARES OUTSTANDING (NOTE 1):
     Basic                                                  5,749,621        5,775,869       5,766,817       5,783,768
     Diluted                                                5,865,776        5,937,557       5,881,928       5,939,431
======================================================================================================================


    Note: Per share data is based on the average number of shares outstanding adjusted for stock dividends and splits.

               See Notes to the Consolidated Financial Statements

                                    UNB CORP.
                 CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
                                    UNAUDITED


(In thousands)                               THREE MONTHS ENDED       SIX MONTHS ENDED
                                                  JUNE 30,                 JUNE 30,
                                            --------------------     --------------------
                                              1998         1997       1998         1997
                                            -------      -------     -------      -------

Net Income                                  $ 2,959      $ 2,408     $ 5,540      $ 4,641

Other comprehensive income, net of tax
  Unrealized gains on securities:
     Unrealized gains/(losses) arising
       during the period                        307          628         343          432
     Less: Reclassified adjustment for
       accumulated gains/(losses)
       included in net income                    (4)          18         507           18
                                            -------      -------     -------      -------
         Unrealized gains on securities         311          610        (164)         414
                                            -------      -------     -------      -------
Comprehensive income                        $ 3,270      $ 3,018     $ 5,376      $ 5,055
                                            =======      =======     =======      =======





             See the Notes to the Consolidated Financial Statements

                                   UNB CORP.
      CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                                   (UNAUDITED)

(In thousands except per share data)
                                                                 SIX MONTHS ENDED
                                                              6/30/98          6/30/97
                                                          --------------    -------------

Balance at beginning of period                                $ 76,520        $ 71,334

Net Income                                                       5,540           4,641

Shares issued through dividend reinvestment                          0             134

Stock options exercised                                              0              85

Common stock issued                                                 66               0

Cash dividends $0.35 and $0.31 per share, respectively          (2,015)         (1,793)

Treasury stock purchases                                        (3,362)         (1,747)

Treasury stock sales                                               983             651

Change in market value on investment securities
         available for sale, net of deferred taxes                (164)            414
                                                              --------        --------
Balance at end of period                                      $ 77,568        $ 73,719
                                                              ========        ========




               See Notes to the Consolidated Financial Statements

                                    UNB CORP.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                               SIX MONTHS ENDED
(In thousands)                                                                                     JUNE 30,
                                                                                             1998            1997
                                                                                             ----            ----
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income                                                                            $  5,540        $  4,641
     Adjustments to reconcile net income to net cash from operating activities:
        Depreciation and amortization                                                           668             458
        Provision for loan losses                                                             1,136           1,350
        Net securities gains                                                                   (780)            (28)
        Net accretion on securities                                                              (5)           (429)
        Amortization of intangible assets                                                       503             507
        Loans originated for resale                                                         (36,962)         (4,812)
        Proceeds from sale of loan originations                                              34,981           4,691
     Changes in:
        Interest receivable                                                                    (207)           (230)
        Interest payable                                                                        (68)           (347)
        Other assets and liabilities, net                                                    (1,773)            785
        Deferred income                                                                           4              (4)
-------------------------------------------------------------------------------------------------------------------
           Net cash from operating activities                                                 3,037           6,582
-------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Net change in interest bearing deposits with banks                                         696            (296)
     Net decrease (increase) in funds sold                                                    6,200          (4,500)
     Investment and mortgage-backed securities:
        Proceeds from sales of securities available for sale                                  9,762           2,210
        Proceeds from maturities of securities held to maturity                                 110           4,117
        Proceeds from maturities of securities available for sale                            74,458          95,000
        Purchases of securities held to maturity                                               (354)         (3,613)
        Purchases of securities available for sale                                          (72,546)        (73,933)
        Purchases of mortgage-backed securities available for sale                          (30,111)        (22,760)
        Principal payments received on mortgage-backed securities held to maturity            3,451           3,263
        Principal payments received on mortgage-backed securities available for sale          9,127          10,895
     Net increase in loans made to customers                                                  4,605         (14,701)
     Loans purchased                                                                        (35,374)         (1,375)
     Purchases of premises and equipment, net                                                  (408)         (1,745)
     Principal payments received under leases                                                   122             109
     Leased assets purchased                                                                      0            (617)
-------------------------------------------------------------------------------------------------------------------
           Net cash from investing activities                                               (30,262)         (7,946)
-------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Net increase in deposits                                                                19,679          11,760
     Cash dividends paid, net of shares issued through dividend reinvestment                 (2,015)         (1,659)
     Purchase of treasury stock                                                              (3,362)         (1,747)
     Sales of treasury stock                                                                    983             651
     Proceeds from issuance of stock                                                             66              85
     Net increase (decrease) in short-term borrowings                                        10,309         (17,965)
     Proceeds from FHLB advances                                                             50,000          10,000
     Repayments of FHLB advances                                                            (32,570)         (2,412)
     Proceeds from capital lease                                                                  0             248
     Repayments on capital lease                                                                (22)            (17)
-------------------------------------------------------------------------------------------------------------------
           Net cash from financing activities                                                43,068          (1,056)
-------------------------------------------------------------------------------------------------------------------

NET CHANGE IN CASH AND CASH EQUIVALENTS                                                      15,843          (2,420)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                                               28,998          34,762
-------------------------------------------------------------------------------------------------------------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                                 $ 44,841        $ 32,342
===================================================================================================================


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

These interim financial statements are prepared without audit and reflect all adjustments of a normal recurring nature which, in the opinion of management, are necessary to present fairly the consolidated financial position of UNB Corp. at June 30, 1998, and its results of operations and cash flows for the periods presented. The accompanying consolidated financial statements do not purport to contain all the necessary financial disclosures required by generally accepted accounting principles that might otherwise be necessary in the circumstances. The Annual Report for UNB Corp. for the year ended December 31, 1997, contains consolidated financial statements and related notes which should be read in conjunction with the accompanying consolidated financial statements.

For consolidated financial statement classification and cash flow reporting purposes, cash and cash equivalents include currency on hand and non-interest bearing deposits with banks. For the six months ended June 30, 1998, and June 30, 1997, UNB Corp. paid interest in the amount of $15,040 and $14,948, respectively. For the same six month periods federal income taxes paid totaled $3,193 and $2,345, respectively.

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

Impaired loans are fully or partially charged off when in management's opinion an

                                    UNB CORP.
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)
       ------------------------------------------------------

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

                                    UNB CORP.
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)
       ------------------------------------------------------------------

Note 2 - Investment Securities
------------------------------

The amortized cost and estimated fair value of the investment and mortgage-backed securities, available for sale and held to maturity, as presented on the consolidated balance sheet at June 30, 1998, and December 31, 1997, are as follows:

                                                                                   June 30, 1998
                                                           ------------------------------------------------------------------
                                                                              Gross                Gross           Estimated
                                                           Amortized        Unrealized           Unrealized           Fair
(in thousands of dollars)                                      Cost            Gains               Losses             Value
                                                               ----            -----               ------             -----

Securities available for sale:
    U.S. Treasury securities                                $ 14,083           $   20               $  (5)          $ 14,098
    Obligations of U.S. government
      agencies and corporations                               31,484              121                  (3)            31,602

Securities held to maturity:
    Obligations of state and
      political subdivisions                                     950                1                  --                951
    Corporate bonds and other debt
      securities                                                 748                4                  --                752
                                                             -------           ------              -------          --------
         Total debt securities                                47,265              146                  (8)            47,403
Equity securities available for sale                          12,797            5,061                  --             17,858
Asset-backed securities available
    for sale                                                     999               12                  --              1,011
                                                             -------           ------              -------          --------
         Total investment securities                          61,061            5,219                  (8)            66,272

Mortgage-backed securities
    available for sale                                        77,310              450                (240)            77,520
Mortgage-backed securities
    held to maturity                                           3,690               40                  (1)             3,729
                                                             -------           ------              -------          --------
         Total mortgage-backed securities                     81,000              490                (241)            81,249
                                                             -------           ------              -------          --------
         Total investment and mortgage-
            backed securities                               $142,061           $5,709              $ (249)          $147,521
                                                            ========           ======              =======          ========

                                    UNB CORP.
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)
       ------------------------------------------------------------------

                                                                                    December 31, 1997
                                                           ----------------------------------------------------------------------
                                                                                 Gross                Gross            Estimated
                                                           Amortized           Unrealized           Unrealized            Fair
(in thousands of dollars)                                    Cost                 Gains               Losses              Value
                                                             ----                 -----               ------              -----
Securities available for sale:
    U.S. Treasury securities                                 $17,005             $   42             $   (1)             $ 17,046
    Obligations of U.S. government
      agencies and corporations                               36,476                119                 (4)               36,591

Securities held to maturity:
    Obligations of state and
      political subdivisions                                     951                  2                 (1)                  952
    Corporate bonds and other debt
      securities                                                 746                  5                 --                   751
                                                             -------             ------             -------              -------
         Total debt securities                                55,178                168                 (6)               55,340
Equity securities available for sale                          11,581              5,081                 --                16,662
Asset-backed securities available
    for sale                                                     999                 --                 (2)                  997
                                                             -------             ------             -------              -------
         Total investment securities                          67,758              5,249                 (8)               72,999

Mortgage-backed securities
  available for sale                                          60,281                527                (97)               60,711
Mortgage-backed securities
  held to maturity                                             7,134                 79                 (2)                7,211
                                                             -------             ------             -------              -------

         Total mortgage-backed securities                     67,415                606                (99)               67,922
                                                             -------             ------             -------              -------

         Total investment and mortgage-
            backed securities                               $135,173             $5,855             $ (107)             $140,921
                                                            ========             ======             =======             ========


During the six month periods ended June 30, 1998 and 1997, the proceeds from sales of securities available for sale were $9,762 and $2,210, respectively. Net gains of $780 and $28 were recognized in those sales, respectively. There were no sales or transfers of securities classified as held to maturity.

The amortized cost and estimated fair value of debt securities at June 30, 1998, by contractual maturity, are shown on page 10. Actual maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                    UNB CORP.
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)
       ------------------------------------------------------------------


                                                                June 30, 1998
                                                                   Estimated    Weighted
                                                     Amortized       Fair        Average
(in thousands of dollars)                              Cost          Value        Yield
                                                      -------       -------        ----

Securities available for sale:
U.S. Treasuries
    Due in one year or less                           $ 6,998       $ 7,015        6.17%
    Due after one year through five years               7,085         7,083        5.49
                                                      -------       -------        ----
      Total                                            14,083        14,098        5.83
                                                      -------       -------        ----

U.S. Government agencies and corporations
    Due in one year or less                            11,489        11,521        6.16
    Due after one year through five years              19,995        20,081        6.38
                                                      -------       -------        ----
      Total                                            31,484        31,602        6.30
                                                      -------       -------        ----
                                                      $45,567       $45,700        6.15%
                                                      =======       =======        ====

Securities held to maturity:
Obligations of state and political subdivisions
    Due in one year or less                           $   950           951        4.25%
                                                      -------       -------        ----
      Total                                               950           951        4.25
                                                      -------       -------        ----

Corp bonds and other debt securities
    Due after one year through five years                 748           752        8.53
                                                      -------       -------        ----
      Total                                               748           752        8.53
                                                      -------       -------        ----
                                                      $ 1,698       $ 1,703        6.13%
                                                      =======       =======        ====

Asset-backed securities available for sale            $   999       $ 1,011        7.00%
                                                      -------       -------        ----

Mortgage-backed and collateralized
    mortgage obligations available for sale            77,310        77,520        6.47
                                                      -------       -------        ----

Mortgage-backed and collateralized
    mortgage obligations held to maturity               3,690         3,729        7.57
                                                      -------       -------        ----
                                                      $81,000       $81,249        6.52%
                                                      =======       =======        ====


At June 30, 1998, there were no holdings of securities of any one issuer, other than the U.S. government and its agencies and corporations, with an aggregate book value which exceeds 10% of shareholders' equity.

                                    UNB CORP.
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)
       ------------------------------------------------------------------

Note 3 - Loans
--------------

Total loans as presented on the balance sheet are comprised of the following classifications:

                                                                         June 30, 1998             December 31, 1997
                                                                         -------------             -----------------

      Commercial, financial and agricultural                                 $122,849                        $ 81,960
      Commercial, tax exempt                                                    2,927                           3,142
      Commercial real estate                                                   74,002                          70,896
      Residential real estate                                                 247,058                         260,190
      Consumer loans                                                          213,065                         214,230
                                                                              -------                         -------

      Total loans                                                            $659,901                        $630,418
                                                                             ========                        ========


Impaired loans are as follows:

                                                                               June 30, 1998               December 31, 1997
                                                                               -------------               -----------------

      Loans with no allowance for loan
       losses allocated                                                          $347                            $281
      Loans with allowance for loan
       losses allocated                                                            --                              --
      Amount of allowance allocated                                                --                              --

      Average of impaired loans,
       year-to-date                                                              $361                            $335
      Interest income recognized during
       impairment                                                                  77                              33
      Cash-basis interest income
       recognized year-to-date                                                      5                              32

At June 30, 1998 and December 31, 1997, loans on non-accrual status and/or past due more than 90 days approximated $792 and $945, respectively. The Other Real Estate Owned balance, net of allowance, at June 30, 1998 and December 31, 1997 was $325.


Note 4 - Allowance for Loan Losses
----------------------------------

A summary of activity in the allowance for loan losses for the six months ended June 30, 1998, and June 30, 1997, are as follows:

(in thousands of dollars)                                       1998                     1997
                                                                ----                     ----

      Balance - January 1                                      $ 9,650                  $8,335
      Provision charged to operating expense                     1,136                   1,350
      Loans charged off, net of recoveries                        (626)                   (938)
                                                               --------                --------
      Balance - June 30                                        $10,160                  $8,747
                                                               --------                --------

                                    UNB CORP.
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)
       ------------------------------------------------------------------

Note 5 - Concentrations of Credit Risk and
------------------------------------------
         Financial Instruments With Off-Balance Sheet Risk
         -------------------------------------------------

The Corporation offers commercial and consumer credit products to customers within Stark and surrounding counties. The Corporation maintains a diversified credit portfolio, with commercial loans and leases, commercial real estate loans, residential mortgage loans and consumer loans comprising 19.1%, 11.2%, 37.4% and 32.3%, respectively, at June 30, 1998. Indirect loans accounted for 72.1% of all consumer loans at June 30, 1998. The dealer network from which the indirect new and used automobile, marine and RV loans were purchased includes 121 relationships thus far in 1998, the largest of which was responsible for 8.1% of the total indirect dollar volume for the year-to-date 1998.

The Corporation is a party to financial instruments with off-balance sheet risk. These instruments are required in the normal course of business to meet the financial needs of its customers. The contract or notional amounts of these instruments are not included in the consolidated financial statements. At June 30, 1998, the contract or notional amounts of these instruments, which primarily include commitments to extend credit, standby letters of credit and financial guarantees, and interest rate swaps totaled $238,824.

At June 30, 1998, the Corporation held two interest rate swap agreements with notional amounts of $3.1 million and $20.0 million. The notional amount of an interest rate swap does not represent an amount exchanged by the parties and is not a measure of the Corporation's exposure through its use of derivatives. The amounts exchanged are determined by reference to the notional amount and the other terms of the interest rate swap. The following table summarizes the terms of each of the swaps in effect:


                                          Swap #1                Swap #2
                                          -------                -------
      Notional amount                     $3.1 million           $20.0 million
      Final expiration                    November 20, 2000      June 13, 2003
      Variable rate in effect
             June 30, 1998                5.70%                  5.6875%
      Fixed rate                          2.88%                  5.86%
      Market value, June 30, 1998         $115 thousand          $(29) thousand

Variable interest payments received are based on the three month LIBOR rate which is adjusted on a quarterly basis. The income from these agreements for the six months ended June 30, 1998 and June 30, 1997 was $48 and $65, respectively. Under the terms of this contract, future changes in LIBOR will affect the payments received, the income or expense generated by the swap and its market value.


Note 6 - FHLB Advances and Capital Lease
----------------------------------------

The majority of long-term debt at June 30, 1998 is comprised of advances from the Federal Home Loan Bank (FHLB). Pursuant to collateral agreements with the FHLB, advances are secured by all FHLB stock and qualifying first mortgage loans.

                                    UNB CORP.
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)
       ------------------------------------------------------------------

A summary of FHLB advances outstanding is as follows:

                          Maturity                 Interest Rate                       Amount
                          --------------------------------------------------------------------
                          1998                         5.56%-6.70%                     $29,927
                          1999                         5.35%-6.70%                      12,848
                          2000                         5.50%-6.85%                       6,226
                          2001                         6.00%-6.70%                       3,188
                          2002                            6.25%                            330
                          2003                            6.25%                            350
                          --------------------------------------------------------------------
                          Total                                                        $52,869
                          ====================================================================

Based on the Bank's investment in FHLB stock, the maximum dollar amount of FHLB advance borrowings available to the Bank is $139,480.

In the second quarter of 1997, the Bank entered into capital lease arrangement in order to finance the acquisition of computer hardware and related software in the amount of $252. The lease terms call for sixty monthly payments of approximately $5 with the last payment due in March, 2002. The balance outstanding at June 30, 1998 was $189.

                                    UNB CORP.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
                            -------------------------

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

INTRODUCTION
------------

The following areas of discussion pertain to the consolidated financial statements of UNB Corp. at June 30, 1998, compared to December 31, 1997, and the results of operations for the quarter and year-to-date periods ending June 30, 1998, compared to the same periods in 1997. It is the intent of this discussion to provide the reader with a more thorough understanding of the consolidated financial statements and supporting schedules, and should be read in conjunction with those consolidated financial statements and schedules.

UNB Corp. is not aware of any trends, events, or uncertainties that might have a material effect on the soundness of operations; neither is UNB Corp. aware of any proposed recommendations by regulatory authorities which would have a similar effect if implemented.

During the first quarter of 1998, operations began for UNB Corp.'s affiliate, United Insurance Agency, Inc., which was chartered on August 23, 1990. This affiliate is licensed to issue life, accident and health, and variable life annuity insurance. UNB Corp. is still awaiting confirmation from the State of Ohio on its filing for an amendment to the charter of United Insurance Agency, Inc. to permit it to issue property and casualty insurance. It is not anticipated that the results of operations of this subsidiary will have a material impact on earnings of UNB Corp. in 1998.

During the first quarter of 1998, management decided not to activate United Mortgage Corporation, an affiliate of UNB Corp., which was scheduled to begin operations in the third quarter of 1998. The mortgage function will remain a department of the Bank while several of the department's personnel will become employees of United Banc Financial Services, the finance company affiliate of the Corporation which is, along with the mortgage function, under the same manager. These employees will complement the finance company with greater opportunities for expansion of its product line and growth in fee income through the origination and sale of B and C quality consumer paper.

FINANCIAL CONDITION
-------------------

Total assets at June 30, 1998 were $874,648, an increase of $48,335, or 5.8%, from year-end 1997. Highly liquid balances, comprised of cash and cash equivalents, federal funds sold and interest bearing deposits with banks, showed a net increase of $8,947, with the majority of the increase in cash and cash equivalents of $15,843. The investment and mortgage-backed securities portfolios increased by $6,639, an increase of 4.7% from 1997 year-end balances.

Growth in the securities portfolios took place in the first quarter of 1998 with the majority of the growth coming from liquidity created by a net reduction in the loan portfolio of $5,242. Due to the interest rate environment experienced in late 1997 which continued into 1998 and management's expectations for flat to declining rates in 1998, balance sheet strategy for the first quarter of 1998 was to mitigate the Corporation's interest rate risk inherent in funding longer term, fixed rate

                                    UNB CORP.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (continued)
                      -------------------------------------

mortgages and indirect installment loans by diverting the funds to the investment portfolio into securities with durations of approximately two years. During the second quarter as the yield curve declined in targeted maturity ranges, the mix in the investment portfolio was shifted from U.S. Treasury and agency securities to mortgage-backed securities in order to maintain the overall yield in the portfolio.

During the second quarter of 1998, the loan portfolio experienced net growth of $34,520, due to a great extent, to the acquisition of the aircraft financing line of business from a large financial institution headquartered in Ohio. This business segment, now known as the United Bank Aircraft Financing Group, is headquartered in offices at the Akron/Canton airport and includes three regional sales offices located in Wichita, Kansas; Sacramento, California; and Orlando, Florida. The sales staff possesses more than 130 years of combined aircraft finance experience. The target market for this business segment consists of high income/net worth individuals (pleasure and business use) and corporations who use aircraft day-to-day to support transportation needs or provide a service. Management feels that the acquisition of this specialized line of business fits perfectly with the Bank's expertise in fulfilling the financial needs of closely-held and family-owned businesses and high net worth individuals. The loans acquired were both fixed rate(11% of portfolio) and fixed rate with floating rate conversion features (89% of portfolio) which provide a lending alternative which reduces interest rate risk. The aircraft balances are reported under the commercial loan category.

Within the other segments of the loan portfolio, reductions were experienced in residential real estate which declined by $13,132, or 5.1%, from December, 1997 balances. This was primarily due to extremely high levels of refinancing brought on by the relative levels of current mortgage rates. Consumer loans declined by $1,165, or less than 0.5%, from year-end 1997, which is the result of the combination of two strategies to limit interest rate risk. By increasing rates, shortening terms, lowering dealer reserves and raising minimum credit scores on selected credit quality tiers, management has accomplished the goal of reducing new volume and shrinking the indirect consumer loan portfolio. Also during the quarter, actions were taken to promote the Bank's redesigned variable rate home equity products with mailings to existing deposit customers and the addition of a dedicated sales staff to generate new lines and encourage existing line usage. Commercial real estate loans grew by $3,106, or 4.4% from December, 1997 year-end, while balances in the commercial portfolio (excluding aircraft financing)remained fairly constant. Management continues to focus its efforts on growth in these areas.

With the strategy to avoid placing all longer-term, fixed rate originations into the loan portfolios, the Bank continues to meet the needs of mortgage loan customers by providing financing alternatives which are being sold to a network of secondary market buyers. The Bank continues to benefit from its extensive network of relationships with car, marine and recreational vehicle dealers by serving as a conduit to investors in sub-prime (B and C quality)indirect installment paper. In addition, United Banc Financial Services recently opened a new office with a sales staff which provides credit availability for sub-prime residential mortgage customers. These loans are also sold to investors in sub-prime paper. For its role in all of these types of transactions, the Corporation is receiving fee

                                    UNB CORP.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (continued)
                      -------------------------------------

income.

Total earning assets at June 30, 1998 increased to $813,833 from $782,088 at December 31, 1997, an increase of $31,745, or 4.1%. The ratio of earning assets to total assets declined slightly from 94.6% at year-end 1997 to 93.0% at June 30, 1998, the result of increases in cash and cash equivalents from year-end.

Total liabilities increased by $47,287 from year-end 1997 levels. Total deposits at June 30, 1998 increased by $19,679, or 3.0%, from year-end 1997. Non-interest bearing deposits are 13.4% above 1997 year-end levels. Interest bearing demand balances increased 8.1%. Increases in both categories were the result of extensive marketing efforts to repackage and promote the Bank's checking with interest products under the new name of United Bank Club Accounts. Savings balances increased $15,774, or 8.4%, from year-end levels, with the popular Money Market Access product responsible for an increase of $20,829, or 31.9%, over 1997 year-end balances. The Bank does ongoing rate promotions and mailings to non-customers to encourage new account growth. The product continues to attract the balances of sophisticated savers who demand returns higher than those available in traditional savings products and the liquidity unavailable in certificates of deposit. Balances in traditional savings products continue to decline, the result of transfers to the Money Market Access product as well as alternative investments outside the banking industry, both of which currently offer a higher rates of return to the consumer. Certificate of deposit balances declined by $13,356, or 4.4%, and were influenced by the Bank's lack of marketing promotions and its current pricing strategy which positions the Bank's interest rates close to the average of rates offered by the Bank's local market competition.

Other significant sources of balance sheet funding, term and sweep repurchase agreements increased $10,309, or 18.2%, from year-end levels spurred on by the increased calling efforts of the Bank's business development officers to commercial customers. Federal Home Loan Bank (FHLB) advance borrowings increased by $17,430, or 49.2%. The aircraft loan portfolio purchase was partially funded with two successive thirty day advance borrowings of $25 million. The term of the advance will be extended at the next maturity, upon further analysis of the loan terms found in the new portfolio. Advances outstanding were reduced in January with the prepayment of a $5 million advance with a coupon of 6.60%. The transaction included a $41 prepayment penalty, however, this action has helped stabilize the overall cost of funds going forward.

The ratio of gross loans to deposits and FHLB advance borrowings was 91.4% at June 30, 1998 compared to 92.0% at year-end 1997. The reduction in this ratio from year-end 1997 reflects the partial funding of the aircraft loan purchase with excess bank liquidity of approximately $10 million and the growth experienced in core deposits.

Total shareholders' equity at June 30, 1998 was $77,568, an increase of $1,048, or 1.4%, from year-end 1997. The major contributor to this increase was year-to-date net income of $5,540. Additional increases in capital of $983 and $66 were the result of sales of treasury stock and the issuance of stock for executive compensation and stock options exercises, respectively. These increases were partially offset by the payment of $2,015 in quarterly cash dividends and purchases

                                    UNB CORP.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (continued)
                      -------------------------------------

of treasury stock of $3,362. Recently the Board of Directors reaffirmed the Corporation's commitment to repurchasing up to $5 million of its stock because it feels that the stock is an excellent value compared to other market opportunities and the positive impact it has on return on equity. Treasury stock will continue to be used to fund various plans of the Corporation which require the issuance of its stock. These plans include the dividend reinvestment plan and internal benefit plans of the Corporation which include the employee stock purchase plan, the 401-K plan, and the stock option plans of 1987 and 1997.

Year 2000 Compliance
--------------------

The Year 2000 issue is the result of computer programs being written using two digits rather than four to define an applicable year. The Corporation's hardware, date-driven automated equipment, and computer programs that have date sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This faulty recognition could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions or engage in normal business activities.

UNB Corp. and its subsidiaries are in the process of conducting a comprehensive review of all of its information and non information technology systems to identify potential Year 2000 compliance problems and to test such hardware and software for compliance. This effort is led by a Year 2000 Compliance Committee which reports directly to the Board of Directors on a monthly basis. The Committee also reports its progress to its primary regulator, the Office of the Comptroller of the Currency.

The Committee is well into the testing phase of the project for both information technology and non information technology systems. It anticipates that all testing will be completed by mid-year of 1999. Further, the Committee is well along in its efforts at remediation of non-compliant systems either through the replacement or upgrading of these systems. The Committee anticipates that all systems will be Year 2000 compliant by mid year 1999.

The Committee is addressing Year 2000 compliance with its vendors, suppliers, and other third parties to assess their readiness. The Committee's goal is to have this evaluation completed before the end of 1998.

The Committee is addressing the potential impact on the Corporation of its customers' Year 2000 compliance and plans to become compliant with Year 2000 requirements. All commercial loan customers have been contacted regarding the Year 2000 issue. Their progress in addressing this issue will be evaluated by the Corporation. Presently, management cannot accurately assess the impact of Year 2000 on its commercial customers, but has established a schedule to do such an evaluation by September 30, 1998.

This Committee also oversees the development and implementation of contingency plans for information technology and non information technology systems. The Committee is currently developing contingency plans and anticipates completion by June 30, 1999.

                                    UNB CORP.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (continued)
                      -------------------------------------

Based on current information, the Corporation believes that all systems will be Year 2000 compliant before January 1, 2000, either through the modification of existing hardware and software or through the purchase of new hardware and software. The Committee currently anticipates that the Corporation will spend approximately $250 to rectify this problem. At this time, management does not believe that there will be significant impact to earnings due to this issue. The Year 2000 problem could have a material impact on the operation of the Corporation if not properly addressed, but management anticipates that the problem will be resolved and thus will not have a significant impact on the Corporation's delivery of products and services, or its operations.

RESULTS OF OPERATIONS
---------------------

UNB Corp.'s net income for the second quarter of 1998 was $2,959, or $0.50 per diluted share, compared with $2,408, or $0.41 per diluted share for the second quarter of 1997. This represents an increase in earnings of 22.9% and an increase in diluted earnings per share of 22.0%. Year-to-date net income of $5,540 was $899, or 19.4%, greater than the same period in 1997. Year-to-date diluted earnings per share for 1998 of $0.94 are 20.5% greater than 1997. The largest component of net income, net interest income increased by $485 and $1,026 for the second quarter and year-to-date periods, increases of 5.8% and 6.2% over the same periods in 1997, respectively. Total interest income for the year-to-date was $32,423, an increase of 4.5%, over the same period in 1997, while interest expense was $14,971, an increase of $370, or 2.5%, over the same period in 1997. The growth in net interest income was primarily the result of overall balance sheet growth, a change in the mix of the loan portfolio with the growth concentrated in relative higher yielding commercial and commercial real estate loans versus consumer installment and residential mortgage loans. An increase in loan fees and the spread between the purchased aircraft loans and the combination of liquidity and short term advances used to fund them from their purchase date through the end of the period also contributed to the positive results.

The net interest margin for the first half of 1998 was 4.46%, versus 4.37% for the same period in 1997, an increase of nine basis points. At the Bank level, yields on earning assets and the cost of interest bearing liabilities remained fairly constant between the two periods. The yield on loans held by United Bank Financial Services impacted the margin rate, although to a small degree because of its relative size. For the half of 1998, yields earned on loans were in excess of 20.0%, while net interest margin was in excess of 11.5%. As the size of this affiliate grows, its impact on net interest income and margin will become more significant. The overall cost of interest bearing liabilities remained constant with reductions in the cost of interest bearing transaction and savings balances coupled with the prepayment of relatively higher cost FHLB advances throughout 1997 and early in 1998 offset by increases in the cost of money market savings and Money Market Access accounts.

Return on assets and return on equity for the second quarter of 1998 were 1.40% and 15.29%, respectively, compared to 1.20% and 13.24%, respectively, for the same period in 1997. Return on assets and return on equity for the year-to-date ended June 30, 1998 were 1.33% and 14.36%, respectively, compared to 1.17% and 12.87%, respectively, for the same period in 1997. As competition for loans and deposits continues with resulting pressure on interest margin, management's focus on growing fee income from

                                    UNB CORP.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (continued)
                      -------------------------------------

new and existing sources, coupled with more selective balance sheet growth has aided its performance as measured by its return on assets and equity. Cost containment measures to be put in place later in 1998 as well as actions to leverage equity through the purchases of treasury stock should reflect in even greater improvements in these two performance measures in the future.

Non-interest income for the second quarter of 1998 was $2,561, a 29.1% increase from the same period in 1997. On a year-to-date basis, non-interest income reached $5,679, an increase of $2,139, or 60.4%, from the same period in 1997. For the second quarter, all categories of non-interest income except securities gains showed improvement from the same period in 1997. Gains on sales of residential mortgage loans of $289 versus $33 in 1997, were the result of increased refinancing activity due to the level of current mortgage rates and the Bank's aversion to the interest rate risk associated with putting fixed rate, long-term assets on the balance sheet. The Trust Department recorded fee income of $1,164, an increase of $223, or 23.7%, from the same period in 1997, and was the result of an increase of 20.7% in the value of managed assets from $744 million at December 31, 1997 to $898 million at June 30, 1998. Service charges on deposits increased by $129, or 20.6%, due to the restructuring of fees related to interest and non-interest bearing checking and savings products and the growth in new accounts due to the Club Account promotions. On a year-to-date basis, the category showing the greatest impact on other income growth was security gains which reflected $786 in gains taken on the portfolio of available for sale equity securities held in UNB Corp.'s parent company during the first quarter, 1998.

Non-interest expense for the second quarter was $6,387, an increase of 6.8% over the same period in 1997. On a year-to-date basis, non-interest expense reached $13,556, an increase of $1,948, or 16.8%, from the same period in 1997. On a year-to-date basis, salary, wages and benefits increased by 17.6% due to annual merit increases; additions to staff in the Trust Department, three new branch facilities and United Banc Financial Services; anticipated increases in incentive payouts; and increased pension expenses. Occupancy expenses increased by 13.4%, the result of the opening of the new Portage & Frank branch and two in-store branches as well as office space for United Banc Financial Services, most of which were completed in the third and fourth quarters of 1997. Also impacting second quarter 1998 occupancy was an additional office opened for the sub-prime loan originators for United Banc Financial Services. Year-to-date equipment expenses increased by $297, or 20.2%, from the same period of 1997, the result of increased depreciation on office furniture and equipment for the new facilities, new computer output to laser disk technology (COLD) put in place in the second quarter of 1997 and increased costs of mainframe and outside computer software services. Other operating expenses for the second quarter declined from the same period in 1997 by $125 or 6.0%. On a year-to-date basis other operating expenses increased from prior year by 15.0%. Included in this increase was an accrual taken for anticipated expenses related to the Corporation taking the necessary steps to becoming Year 2000 compliant. In addition, accruals were taken in anticipation of the costs related to the implementation of strategic changes in the Bank's retail delivery systems. Initial changes were announced in the second quarter of 1998 and include the consolidation of the Beach City branch into the Brewster branch and the consolidation of the Uniontown branch into the Hartville branch coupled with their planned closing in October, 1998. This is being done because of a declining customer base, lack of population growth in the respective areas and

                                    UNB CORP.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (continued)
                      -------------------------------------

the proximity of other branch offices. These steps are designed to reduce expenses, increase efficiency and allow the Corporation to continue to service its customers. Bank management is evaluating all the Bank's offices looking for ways to reduce operating costs while keeping customer service at a level its customers expect.

The Bank has continued involvement in legal proceedings concerning a seven and one half acre parcel of property acquired through foreclosure and located in the northwest quadrant of Stark County. A large national petroleum company, owner of the facility at the date it was taken out of service, is the party responsible for the contamination cleanup according to the State of Ohio's Bureau of Underground Storage Tanks (BUSTER) regulations. After review of several environmental assessments filed with the agency by the Bank and the petroleum company, BUSTER is now in agreement with the petroleum company's findings, that the levels of contaminants are such that immediate remediation is not required. Because the findings indicate the contamination will remediate itself over time, the State has issued a one year extension on any formal remediation plan. The extension expires in the third quarter of 1998, after which the petroleum company has another 90 days to file its remediation plan. Any formal remediation steps may not be likely until the first quarter of 1999. The Bank has entered into a verbal option with a developer who is preparing a site development plan and is advertising to solicit potential tenants. Should there be sufficient interest, the option to purchase would be exercised. Due to the availability of other commercial properties in the vicinity, no interest has been generated to date. However, due to the growth experienced in this area of the county, as land available for development disappears, management anticipates interest in this property will increase. Estimated cleanup costs, should they become the responsibility of the Bank, are not material to the business or financial condition of the Registrant and have been set up as an allowance against the property's value on the Corporation's Consolidated Balance Sheet.

ALLOWANCE FOR LOAN LOSSES
-------------------------

The provision for loan losses for the second quarter of 1998 was $445, a reduction of $230, or 34.1% from second quarter, 1997. On a year-to-date basis, the provision for loan losses was $1,136, or $214 less than the same period in 1997. Management's decision to reduce the provision was based on the Bank's declining trend in charge-offs and the level of the unallocated balance within the loan loss allowance. On a regular basis, management reviews the amounts of provision for loan losses charged to operating expense based on its evaluation of the loan portfolio's credit quality, the adequacy of the allowance for loan losses under current economic conditions and current and anticipated loan growth. The Corporation's reserve-to-loans ratio at June 30, 1998 was 1.54% compared to 1.53% at December 31, 1997. Net charge-offs, as a percentage of average loans outstanding for the first quarter of 1998, were .04% versus .18% for the same quarter in 1997. Continued record levels of consumer debt outstanding and record bankruptcy filings experienced nationally causes management to remain cautious in its expectations for future net-charge offs. However, based on the current loss experience, the current level of the allowance compared to its historical levels and prospects for future loan growth, management anticipates that the monthly loan loss provision can be maintained at current levels to provide an adequate level of reserves to cover anticipated loan losses.

                                    UNB CORP.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (continued)
                      -------------------------------------

Impaired loans at June 30, 1998 were $347, an increase of $66 from December 31, 1997. Non-performing loans, which include non-accrual loans and loans past due 90 days or more, were $795 at June 30, 1998 compared to $945 at December 31, 1997, a reduction of $150, or 15.9%. The ratio of non-performing loans to total loans outstanding at June 30, 1998 was 0.12%, a slight decrease from the 0.15% recorded at year-end 1997. The ratio of non-performing assets which include other real estate owned was 0.17% , while the ratio for the Corporation's peers, all bank holding companies with consolidated assets between $500 million and $1 billion, stands at 0.71%.

CAPITAL RESOURCES
-----------------

Shareholders' equity totaled $77,568 at June 30, 1998, an increase of $1,048, or 1.4%, compared to the balance at December 31, 1997. The ratio of equity-to-assets at June 30, 1998 was 8.90% versus 9.26% at December 31, 1996. The decrease of 36 basis points reflects faster growth in assets than in shareholders' equity. The two factors most responsible for the slower growth in shareholders' equity were cash dividends of $2,015 and net purchases of treasury stock of $2,379. Also responsible, to a smaller degree was the reduction in market value on investment securities available for sale, net of deferred taxes of $164, brought about to a great extent, by the sale of equity securities with significant market appreciation over cost in the first quarter. Growth in equity has also slowed due to the use of treasury stock to fund the dividend reinvestment plan and other plans of the Corporation which require the issuance of stock while also supporting growth in earnings per share. The rate of primary capital (shareholders' equity plus the allowance for loan losses less intangible assets) to total adjusted assets was 13.52% at June 30, 1998. The risk-based capital ratio was 12.66%, while the Tier 1 capital and core leverage ratios reached 11.41% and 8.21%, respectively, at June 30, 1998. The levels achieved in these ratios are above required regulatory minimums and maintain the Corporation in the "well capitalized" category under the guidelines of the Federal Deposit Insurance Corporation Act of 1991 (FDICIA).

The dividend of $0.18 per share for the quarter was a 12.5% increase over the dividend paid in the second quarter, 1997. The year-to-date dividend of $0.35, which represents 36.4% of year-to-date earnings, falls within the Corporation's dividend policy which provides for cash dividend payouts within a range of 35% to 50% of earnings.

LIQUIDITY
---------

Management ensures that the liquidity position of the Corporation is adequate to meet the credit needs and cash demands of its borrowers and depositors through the ability to readily convert assets to cash and raise funds in the market place in a timely and cost effective manner. Total cash, federal funds sold, investment and mortgage-backed securities available for sale of $188,230 represent 21.5% of total assets at June 30, 1998. Of the investments available for sale, $45,700 are held in U.S. Treasury and Agency securities, 40.6% of which mature within one year. Approximately $105,906 of total Corporate securities are pledged as collateral to secure public fund deposits, sweep or term repurchase agreements or other obligations. The Corporation's ability to raise funds in the market place is provided by the Bank's branch network, in addition to the availability of Federal

                                    UNB CORP.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (continued)
                      -------------------------------------

Home Loan Bank (FHLB) advance borrowings, brokered deposits, Federal funds purchased and securities sold under agreement to repurchase.

Management focuses on the ratio of gross loans to deposits and FHLB Advance borrowings in measuring and managing Bank liquidity. This ratio was 91.4% at June 30, 1998 compared to 92.0% at year-end 1997, reflecting somewhat slower growth in loans than in deposits as management pursues its efforts to focus growth in selected loan portfolios.

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

At June 30, 1998, assuming an immediate, parallel 200 basis point shift in market yields, the Bank's net interest income for the next twelve months was calculated to vary between -4.78% for a 200 basis point increase, and +4.44% for a 200 basis point decrease, denoting a negative income sensitivity to rising interest rates. For the same two interest rate scenarios, the net present value of portfolio equity was projected to decline by 1.42% and increase by 2.81%, respectively. The duration of total assets is greater than the duration of total liabilities by 2.8 months, indicating that liabilities will reprice slightly quicker than assets. The duration of assets has increased since the end of 1997, with the greatest impact in the lengthening coming from the addition of the aircraft portfolio. Duration on liabilities has declined since year-end 1997 with the most significant impact coming from the short term FHLB advances used to temporarily fund the aircraft loan purchase until longer term advances were obtained after the quarter's end.

A further discussion of interest rate sensitivity is included in Item 3,

                                    UNB CORP.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (continued)
                      -------------------------------------

Quantitative and Qualitative Disclosures About Market Risk, found on page 25.

CONCENTRATION OF CREDIT RISK
----------------------------

The Corporation maintains a diversified credit portfolio, with relatively smaller balance, homogeneous consumer installment, credit card and residential mortgage loans comprising 75.2% of total loans outstanding at June 30, 1998. Residential mortgages, automobile, recreational vehicle and boat loans were the four largest concentrations in the loan portfolio by loan type. Commercial (including aircraft) and commercial real estate loans comprise the remaining 13.5% and 11.3% of loans outstanding, respectively. The two largest industry concentrations identified within the loan portfolio, manufacturers and suppliers of structural wood components for the construction industry and offices and clinics of medical professionals, have commitments outstanding which represent 37.2% and 65.5%, respectively, of total Bank capital. Within the commercial real estate portfolio, real estate is mainly held as collateral while the cash flows of the business are considered the primary source of repayment on the loans. With all loan types, management attempts to balance credit risk versus return by employing conservative credit standards and comprehensive underwriting guidelines in addition to the loan review function which monitors credits during and after the approval process.

FORWARD LOOKING STATEMENTS
--------------------------

Certain statements contained in this report that are not historical facts are forward looking statements that are subject to certain risks and uncertainties. When used herein, the terms "anticipates," "plans," "expects," "believes," and similar expressions as they relate to UNB Corp. or its management are intended to identify such forward looking statements. UNB Corp.'s actual results, performance or achievements may materially differ from those expressed or implied in the forward looking statements. Risks and uncertainties that could cause or contribute to such material differences include, but are not limited to, general economic conditions, interest rate environment, competitive conditions in the financial services industry, changes in law, governmental policies and regulations, and rapidly changing technology affecting financial services.

                                    UNB CORP.
                    ANALYSIS OF THE ALLOWANCE FOR LOAN LOSSES

                              (VALUATION RESERVES)

                                  JUNE 30, 1998

                                 (000'S omitted)

                                                                                                    1998              1997
                                                                                                  -------            -----
Balance at January 1,                                                                             $ 9,650           $ 8,335

           Charge-Offs (Domestic):
                          Commercial, Financial, Agricultural                                          39               213
                          Real Estate - Commercial                                                      0                 0
                          Real Estate - Residential                                                   134                20
                          Consumer Loans                                                            1,081             1,284
                                                                                                 --------           -------
                                 Total Charge-Offs                                                  1,254             1,517
                                                                                                  -------           -------

           Recoveries (Domestic):
                          Commercial, Financial, Agricultural                                          26                 4
                          Real Estate - Commercial                                                      0                 0
                          Real Estate - Residential                                                    48                74
                          Consumer Loans                                                              554               501
                                                                                                  -------           -------
                                 Total Recoveries                                                     628               579
                                                                                                  -------           -------

           Net Charge-Offs                                                                            626               938
                                                                                                  -------           -------

           Additions Charged to Operations                                                          1,136             1,350

Balance at June 30,                                                                              $ 10,160          $  8,747
                                                                                                  =======           =======

Ratio of net charge-offs during this
 quarter to average loans outstanding this quarter                                                   0.04%              .18%
                                                                                                   ======            ======

Allowance as a percentage of total loans                                                             1.54%             1.38%
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

UNB Corp. makes a number of assumptions when calculating its gap position. The most significant assumption is the assignment of deposit balances without a stated maturity date to specific time frames. Since these deposits are subject to withdrawal on demand, and have rates that can be changed at any time, they could be considered immediately repriceable and assigned to the shortest maturity, resulting in a significant level of liability sensitivity. However, actual practice indicates that balances are withdrawn and replaced over a much longer time frame, and rates are modified less frequently and in smaller increments than changes which occur in financial market rates. To compensate for these extremes, the Corporation uses multiple deposit distribution assumptions to provide a range of interest rate risk measurements that it uses as a guide for managing various assets and liabilities. As of June 30, the Corporation's modified twelve month cumulative gap was -6.36%, indicating an increase in liability sensitivity from the first quarter. The change was primarily the result of the purchase of a pool of loans that was funded by reducing federal funds sold and increasing short term Federal Home Loan Bank advances. The short term borrowing will be replaced by longer term funding, which will reduce the liability sensitivity in future periods. As illustrated here, one of the shortcomings of the gap analysis is that the use of a static balance sheet results in a measure of interest rate risk at one specific point in time. Another limitation is the implied assumption that assets and liabilities in the same time period will reprice by the same magnitude.

Simulation analysis provides a more dynamic interpretation of the impact of rates on the Corporation's forecasted income and net present value of assets, liabilities and capital. The Corporation makes certain assumptions regarding the level of interest rates, prepayments on assets with imbedded options including loans and asset backed securities, and the behavior of deposits without contractual maturity dates. These

                                    UNB CORP.
     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK (continued)
     ----------------------------------------------------------------------

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

At quarter end, the Corporation's interest rate shock forecasted a change in net interest income of +4.44% to -4.78% based on a 200 basis point change in rates. The forecasted change in the market value of equity was -1.42% to +2.81% for the same period. During the second quarter, the Corporation executed a $20 million interest rate swap to reduce interest rate risk caused by an increase in non-conforming, fixed rate mortgage loans.

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

The following table provides information about UNB Corp's financial instruments that are sensitive to changes in interest rates. The expected maturity dates for residential mortgage loans and securities backed by or indexed to residential mortgage loans were calculated by adjusting the contractual maturity for prepayments corresponding to median industry data. Installment loan prepayment speeds were based on historical experience. Deposit accounts without contractual maturity dates were stratified by expected decay rates according to historical analysis. The Corporation has two pay-fixed amortizing interest rate swaps executed as hedges against fixed rate mortgages held in the portfolio, one executed in 1993 and the other in 1998.

                                    UNB CORP.
                     QUANTITATIVE DISCLOSURE OF MARKET RISK

                                              ONE YEAR          TWO YEARS          THREE YEARS             FOUR YEARS
                                          BALANCE   RATE      BALANCE   RATE      BALANCE   RATE        BALANCE   RATE
                                       ===================================================================================

ASSETS

Short Term Investments                     1,746    5.40%

Securities                                21,562    6.25%     11,881    6.28%      5,115    6.31%      5,474    6.35%

Collateralized Mortgage Obligations       22,989    6.77%     21,878    6.66%     13,736    6.62%      8,195    6.61%
   and Mortgage Backed Securities (1)

Fixed Rate Loans (2) (3)                 114,775    8.22%     60,246    9.22%     43,126    9.03%     31,227    8.63%
Variable Rate Loans (4) (5) (6)           45,165    9.18%     32,990    9.03%     47,580    9.42%     22,597    8.72%


LIABILITIES

Interest Bearing Demand & Savings (7)     29,690    4.01%     30,082    4.15%     35,391    3.67%     28,153    4.21%
Time Deposits                            208,372    5.54%     44,897    5.95%     24,973    6.08%      7,112    6.14%
Repurchase Agreements                     62,067    4.69%
Short Term Borrowings                      4,753    5.50%
FHLB Advances                             32,837    5.68%     13,209    6.29%      5,728    6.32%        415    6.23%
Capital Leases                                55    8.15%         55    8.15%         55    8.15%         24    8.15%

OFF-BALANCE SHEET

Interest Rate Swap (8)                     1,300               1,225                 900
Average Pay Rate (Fixed)                            2.88%               2.88%               2.88%
Average Receive Rate (Variable)                     5.70%               5.70%               5.70%

Interest Rate Swap (9)                     3,184               2,784               2,431               2,120
Average Pay Rate (Fixed)                            5.86%               5.86%               5.86%               5.86%
Average Receive Rate (Variable)                     5.69%               5.69%               5.69%               5.69%

                                          FIVE YEARS     MORE THAN 5 YEARS            TOTAL         FAIR
                                        BALANCE   RATE     BALANCE   RATE        BALANCE   RATE     VALUE
                                       ===================================================================

ASSETS

Short Term Investments                                                          1,746    5.40%      1,746

Securities                              4,271    6.52%     17,964    5.42%     66,267    6.06%     66,272

Collateralized Mortgage Obligations     3,511    6.64%     10,901    5.86%     81,210    6.63%     81,249
   and Mortgage Backed Securities (1)

Fixed Rate Loans (2) (3)               12,960    9.08%     91,558    9.11%    353,893    8.58%    344,825
Variable Rate Loans (4) (5) (6)        19,122    8.53%    143,263    8.29%    310,717    6.59%    312,052


LIABILITIES

Interest Bearing Demand & Savings (7)  45,741    3.50%    114,059    2.21%    283,116    2.98%    255,557
Time Deposits                           6,530    6.06%        991    6.03%    292,875    5.60%    294,187
Repurchase Agreements                                                          62,067    4.69%     62,073
Short Term Borrowings                                                           4,753    5.50%      4,753
FHLB Advances                             330    6.25%        350    6.25%     52,869    5.91%     53,173
Capital Leases                              0    0.00%          0    0.00%        189    8.15%        216

OFF-BALANCE SHEET

Interest Rate Swap (8)                                                                                115
Average Pay Rate (Fixed)
Average Receive Rate (Variable)

Interest Rate Swap (9)                  1,846                                                         (29)
Average Pay Rate (Fixed)                         5.86%
Average Receive Rate (Variable)                  5.69%




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

(8) At quarter-end June, 1998, the notional principal amount of the interest rate swap was $3,100 and the market value was $115. The notional amount will amortize quarterly according to a predetermined schedule until its maturity on 11/26/00. The Company pays a fixed rate of 2.88% and receives a variable rate of three month LIBOR reset quarterly, which at quarter-end was 5.70%.

(9) At quarter-end June, 1998, the notional principal amount of the interest rate swap was $20,000 and the market value was $(29). The notional amount will amortize quarterly according to a predetermined schedule until its maturity on 6/18/03. The Company pays a fixed rate of 5.86% and receives a variable rate of three month LIBOR reset quarterly, which at quarter-end was 5.6875%.

                                    UNB CORP.
                           PART II - OTHER INFORMATION
                           ---------------------------

Item 4 - Submission of Matters to a Vote of Security Holders

UNB Corp. held its Annual Meeting of Shareholders on April 21, 1998, for the purpose of electing three directors and to transact such other business as would properly come before the meeting. Results of shareholder voting on these individuals were as follows:

                                                                        ELECTION OF DIRECTORS
                                       Edgar W. Jones, Jr.                James A. O'Donnell          Donald W. Schneider
                                       -------------------                ------------------          -------------------
   For                                     4,930,378                        4,961,623                      4,962,223
   Against                                    31,845                              600                           ---
   Abstain                                      ---                              ---                            ---
   Shares not
     voted by Brokers                        137,965                          137,965                        137,965



Item 5 - Other Information
--------------------------

        N/A


Item 6 - Exhibits and Reports on Form 8-K
-----------------------------------------

A.     Exhibit
       Number      Exhibit
       ------      -------

         27.198    Financial Data Schedule for quarter ended June 30,  1998(1)
         27.197    Financial Data Schedule for quarter ended June 30,  1997(1)

B. Reports - Form 8-K - No reports on Form 8-K were filed by the Registrant during the second quarter of 1998.

(1)Filed only in electronic format pursuant to Item 601(b)(27) of Regulation
S-K.




SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                         UNB CORP.
                                             ----------------------------------
                                                       (Registrant)


Date  August 13, 1998                        James J. Pennetti
     ---------------------------             -----------------------------------
                                             James J. Pennetti
                                             (Duly authorized officer and
                                              Treasurer, UNB Corp.)