Form 10-Q
period 1998-09-30
UNB CORP/OH
filed 1998-11-13
CIK 746481

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q



[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 1998
                                              ------------------

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

                                            Yes    X            No
                                                ------             ------


       Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

Common Stock, $1.00 Stated Value              Outstanding at October 31, 1998
                                              11,178,113 Common Shares

                                    UNB CORP.

                                    FORM 10-Q

                        QUARTER ENDED SEPTEMBER 30, 1998



                         PART I - FINANCIAL INFORMATION



Item 1 - Financial Statements

        Interim financial information required by Rule 10-01 of Regulation S-X (17 CFR Part 210) is included in this Form 10Q as referenced below:



                                                                       Page
                                                                     Number(s)
                                                                     ---------
        Consolidated Balance Sheets                                         1

        Consolidated Statements of Income                                   2

        Consolidated Statements of Comprehensive Income                     3

        Condensed Consolidated Statements of Changes in
         Shareholders' Equity                                               4

        Consolidated Statements of Cash Flows                               5

        Notes to the Consolidated Financial Statements                   6-12

Item 2 - Management's Discussion and Analysis of Financial
            Condition and Results of Operations                         13-23

Item 3 - Quantitative and Qualitative Disclosures About
            Market Risk                                                 24-27


                           PART II - OTHER INFORMATION

Item 4 - Submission of Matters to a Vote of Security Holders               28

Item 5 - Other Information                                                 28

Item 6 - Exhibits and Reports on Form 8-K                                  28

Signatures                                                                 28


                                         UNB CORP.
                                CONSOLIDATED BALANCE SHEETS
                                        (UNAUDITED)


(In thousands)                                                       SEPTEMBER 30,     December 31,
                                                                         1998              1997
                                                                     -------------     ------------
ASSETS
Cash and cash equivalents                                            $      31,209     $     28,998
Federal funds sold                                                          16,700            7,500
Interest bearing deposits with banks                                           430            1,142
Securities, net (Fair value:
$57,632 and $72,999, respectively)(Note 2)                                  57,623           72,993
Mortgage-backed securities (Fair value:
$76,154 and $67,222, respectively)(Note 2)                                  76,111           67,845
Loans originated and held for sale                                           5,327            2,190
Loans:
       Total loans (Notes 3 and 6)                                         672,446          630,418
       Less allowance for loan losses (Note 4)                             (10,338)          (9,650)
                                                                     -------------     ------------
          Net loans                                                        662,108          620,768
Premises and equipment, net                                                 11,512           11,727
Intangible assets                                                            4,584            5,339
Accrued interest receivable and other assets                                10,247            7,811
                                                                     -------------     ------------
             TOTAL ASSETS                                            $     875,851     $    826,313
                                                                     -------------     ------------
                                                                     -------------     ------------
LIABILITIES
Deposits:
       Noninterest bearing deposits                                  $      91,343     $     82,173
       Interest bearing deposits                                           579,347          567,308
                                                                     -------------     ------------
          Total deposits                                                   670,690          649,481
Fed funds purchased and short-term borrowings                               63,277           56,511
Federal Home Loan Bank advances and capital lease (Note 6)                  56,731           35,650
Accrued taxes, expenses and other liabilities                                8,360            8,151
                                                                     -------------     ------------
             TOTAL LIABILITIES                                             799,058          749,793

SHAREHOLDERS' EQUITY
Common stock ($1.00 stated value, 15,000,000 shares authorized;
5,823,192 and 5,821,369 issued and outstanding, respectively)                5,823            5,821
Paid-in capital                                                             30,883           31,277
Retained earnings                                                           42,709           37,123
Unrealized gain on securities available for sale, net of tax                 2,960            3,739
Treasury stock,139,488 and 37,154 shares at cost                            (5,582)          (1,440)
                                                                     -------------     ------------
             TOTAL SHAREHOLDERS' EQUITY                                     76,793           76,520
                                                                     -------------     ------------
                TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY           $     875,851     $    826,313
                                                                     -------------     ------------
                                                                     -------------     ------------



                 See Notes to the Consolidated Financial Statements

                              UNB   CORP.
                     CONSOLIDATED STATEMENTS OF INCOME
                                (UNAUDITED)


(In thousands except per share data)                                           THREE MONTHS ENDED      NINE MONTHS ENDED
                                                                                  SEPTEMBER 30,          SEPTEMBER 30,
                                                                            ----------------------  ----------------------
                                                                               1998        1997        1998        1997
                                                                            ----------  ----------  ----------  ----------
INTEREST INCOME:
     Interest and fees on loans:
        Taxable                                                             $   14,529  $   13,727  $   42,023  $   40,582
        Tax exempt                                                                  34          46         108         142
     Interest and dividends on investments & mortgage-backed securities:
        Taxable                                                                  2,168       1,925       6,541       5,584
        Tax exempt                                                                   8          13          28          39
     Interest on bank deposits and federal funds sold                              168         237         630         628
                                                                            ----------  ----------  ----------  ----------
          Total interest income                                                 16,907      15,948      49,330      46,975
                                                                            ----------  ----------  ----------  ----------

INTEREST EXPENSE:
     Interest on deposits                                                        6,255       6,066      18,739      17,092
     Interest on short-term borrowings                                             757         618       2,242       2,098
     Interest on FHLB advances                                                     852       1,200       1,854       3,295
                                                                            ----------  ----------  ----------  ----------
          Total interest expense                                                 7,864       7,884      22,835      22,485
                                                                            ----------  ----------  ----------  ----------

NET INTEREST INCOME                                                              9,043       8,064      26,495      24,490
PROVISION FOR LOAN LOSSES (NOTE 4)                                                 325         887       1,461       2,237
                                                                            ----------  ----------  ----------  ----------
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES                              8,718       7,177      25,034      22,253

OTHER INCOME:
     Service charges on deposits                                                   710         635       2,168       1,860
     Trust Department income                                                     1,001         766       3,157       2,394
     Other operating income                                                        752         252       1,499         856
     Securities gains, net                                                           0           8         780          36
     Gains on loans originated for resale and sold                                 238          57         776         112
                                                                            ----------  ----------  ----------  ----------
        Total other income                                                       2,701       1,718       8,380       5,258
                                                                            ----------  ----------  ----------  ----------

OTHER EXPENSES:
     Salary, wages and benefits                                                  3,338       2,789       9,731       8,225
     Occupancy                                                                     414         343       1,126         971
     Equipment                                                                     915         830       2,683       2,301
     Other operating expense                                                     2,069       1,718       6,752       5,791
                                                                            ----------  ----------  ----------  ----------
        Total other expenses                                                     6,736       5,680      20,292      17,288
                                                                            ----------  ----------  ----------  ----------


INCOME BEFORE INCOME TAXES                                                       4,683       3,215      13,122      10,223
PROVISION FOR INCOME TAXES                                                       1,597       1,114       4,496       3,481
                                                                            ----------  ----------  ----------  ----------
     NET INCOME                                                                 $3,086      $2,101      $8,626      $6,742
                                                                            ----------  ----------  ----------  ----------
                                                                            ----------  ----------  ----------  ----------

EARNINGS PER SHARE (NOTE 1):
     Basic                                                                      $0.270      $0.180      $0.750      $0.585
     Diluted                                                                    $0.265      $0.180      $0.735      $0.570
                                                                            ----------  ----------  ----------  ----------
                                                                            ----------  ----------  ----------  ----------

DIVIDENDS PER SHARE (NOTE 1)                                                    $0.090      $0.085      $0.265      $0.240
                                                                            ----------  ----------  ----------  ----------
                                                                            ----------  ----------  ----------  ----------

WEIGHTED AVERAGE SHARES OUTSTANDING (NOTE 1):
     Basic                                                                  11,394,980  11,569,824  11,486,908  11,568,306
     Diluted                                                                11,627,734  11,820,346  11,716,514  11,795,870
                                                                            ----------  ----------  ----------  ----------
                                                                            ----------  ----------  ----------  ----------


      Note: Per share data is based on the average number of shares outstanding adjusted for stock dividends and splits.

                See Notes to the Consolidated Financial Statements

                                       UNB CORP.
                    CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                       UNAUDITED


(In thousands)                                                         THREE MONTHS ENDED                    NINE MONTHS ENDED
                                                                          SEPTEMBER 30,                         SEPTEMBER 30,
                                                                  -----------------------------       -----------------------------
                                                                      1998            1997                1998              1997
                                                                  -------------   -------------       ------------       ----------
Net Income                                                        $       3,086   $       2,101       $      8,626       $    6,742

Other comprehensive income, net of tax
  Unrealized gains/(losses) on securities:
     Unrealized gains/(losses) arising
         during the period                                                 (614)          1,128               (272)           1,566
     Less: Reclassified adjustment for
          accumulated gains/(losses)
          included in net income                                              0               5                507               23
                                                                  -------------   -------------       ------------       ----------
            Unrealized gains/(losses) on securities                        (614)          1,123               (779)           1,543
                                                                  -------------   -------------       ------------       ----------
Comprehensive income                                              $       2,472   $       3,224       $      7,847       $    8,285
                                                                  -------------   -------------       ------------       ----------
                                                                  -------------   -------------       ------------       ----------









             See the Notes to the Consolidated Financial Statements

                                    UNB CORP.
      CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                                   (UNAUDITED)

(In thousands except per share data)
                                                                               NINE MONTHS ENDED
                                                                           9/30/98            9/30/97
                                                                        ------------       ------------
Balance at beginning of period                                          $     76,520       $     71,334

Net Income                                                                     8,626              6,742

Shares issued through dividend reinvestment                                        0                133

Stock options exercised                                                            0                187

Common stock issued                                                               66                  0

Cash dividends $0.265 and $0.24 per share, respectively*                      (3,039)            (2,780)

Treasury stock purchases                                                      (5,961)            (3,217)

Treasury stock sales                                                           1,360              1,474

Change in market value on investment securities
       available for sale, net of deferred taxes                                (779)             1,543
                                                                        ------------       ------------
Balance at end of period                                                $     76,793       $     75,416
                                                                        ------------       ------------
                                                                        ------------       ------------


       *Per share data adjusted for October, 1998 100% stock dividend.






            See Notes to the Consolidated Financial Statements

                                    UNB CORP.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                                             NINE MONTHS ENDED
(In thousands)                                                                                 SEPTEMBER 30,
                                                                                             1998         1997
                                                                                           --------    --------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income                                                                            $  8,626    $  6,742
     Adjustments to reconcile net income to net cash from operating activities:
            Depreciation and amortization                                                     1,022         741
            Provision for loan losses                                                         1,461       2,237
            Net securities gains                                                               (780)        (36)
            Net accretion on securities                                                          (6)       (603)
            Amortization of intangible assets                                                   754         761
            Loans originated for resale                                                     (55,878)    (11,227)
            Proceeds from sale of loan originations                                          55,783       9,474
     Changes in:
            Interest receivable                                                                (570)       (219)
            Interest payable                                                                   (224)       (534)
            Other assets and liabilities, net                                                (1,097)      1,842
            Deferred income                                                                      (4)         (2)
                                                                                           --------    --------
              Net cash from operating activities                                              9,087       9,176
                                                                                           --------    --------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Net change in interest bearing deposits with banks                                         712        (608)
     Net increase in funds sold                                                              (9,200)     (4,400)
     Investment and mortgage-backed securities:
            Proceeds from sales of securities available for sale                              9,762       3,221
            Proceeds from maturities of securities held to maturity                             570       6,688
            Proceeds from maturities of securities available for sale                       100,219     136,000
            Purchases of securities held to maturity                                           (354)     (4,883)
            Purchases of securities available for sale                                      (91,271)   (110,062)
            Purchases of mortgage-backed securities available for sale                      (33,104)    (37,672)
            Principal payments received on mortgage-backed securities held to maturity        4,503       4,835
            Principal payments received on mortgage-backed securities available for sale     16,455      14,864
     Net increase in loans made to customers                                                (10,632)    (17,285)
     Loans purchased                                                                        (35,374)     (1,637)
     Purchases of premises and equipment, net                                                  (807)     (2,228)
     Principal payments received under leases                                                   163         152
     Leased assets purchased                                                                      0        (617)
                                                                                           --------    --------
              Net cash from investing activities                                            (48,358)    (13,632)
                                                                                           --------    --------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Net increase in deposits                                                                21,209      29,341
     Cash dividends paid, net of shares issued through dividend reinvestment                 (3,039)     (2,647)
     Purchase of treasury stock                                                              (5,961)      1,090
     Sales of treasury stock                                                                  1,360      (3,217)
     Proceeds from issuance of stock                                                             66         571
     Net increase (decrease) in short-term borrowings                                         6,766     (13,243)
     Proceeds from FHLB advances                                                            105,000      10,000
     Repayments of FHLB advances                                                            (83,886)    (23,647)
     Proceeds from capital lease                                                                  0         248
     Repayments on capital lease                                                                (33)        (28)
                                                                                           --------    --------
              Net cash from financing activities                                             41,482      (1,532)
                                                                                           --------    --------

NET CHANGE IN CASH AND CASH EQUIVALENTS                                                       2,211      (5,988)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                                               28,998      34,762
                                                                                           --------    --------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                                 $ 31,209    $ 28,774
                                                                                           --------    --------
                                                                                           --------    --------


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

These interim financial statements are prepared without audit and reflect all adjustments of a normal recurring nature which, in the opinion of management, are necessary to present fairly the consolidated financial position of UNB Corp. at September 30, 1998, and its results of operations and cash flows for the periods presented. The accompanying consolidated financial statements do not purport to contain all the necessary financial disclosures required by generally accepted accounting principles that might otherwise be necessary in the circumstances. The Annual Report for UNB Corp. for the year ended December 31, 1997, contains consolidated financial statements and related notes which should be read in conjunction with the accompanying consolidated financial statements.

For consolidated financial statement classification and cash flow reporting purposes, cash and cash equivalents include currency on hand and non-interest bearing deposits with banks. For the nine months ended September 30, 1998, and September 30, 1997, UNB Corp. paid interest in the amount of $23,060 and $23,019, respectively. For the same nine month periods federal income taxes paid totaled $4,693 and $3,525, respectively.

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

The Corporation declared a 100% stock dividend to shareholders of record on October 1, 1998, payable on October 15, 1998. This was recorded by a transfer from retained earnings to common stock at stated value. All earnings per share and cash dividends per share have been adjusted for this stock dividend.

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

                                    UNB CORP.
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

Note 2 - Investment Securities

The amortized cost and estimated fair value of the investment and mortgage-backed securities, available for sale and held to maturity, as presented on the consolidated balance sheet at September 30, 1998, and December 31, 1997, are as follows:




                                                                                SEPTEMBER 30, 1998
                                                                                ------------------
                                                                                Gross               Gross           Estimated
                                                            Amortized          Unrealized          Unrealized         Fair
(in thousands of dollars)                                     Cost               Gains               Losses           Value
                                                              ----               -----               -----            -----
Securities available for sale:
    U.S. Treasury securities                                $ 11,070           $   94              $   --           $ 11,164
    Obligations of U.S. government
      agencies and corporations                               26,995              296                  --             27,291

Securities held to maturity:
    Obligations of state and
      political subdivisions                                     490               --                  --                490
    Corporate bonds and other debt
      securities                                                 748                9                  --                757
                                                             -------           ------              -------           -------
         Total debt securities                                39,303              399                  --             39,702
Equity securities available for sale                          13,277            3,834                (212)            16,899
Asset-backed securities available
    for sale                                                     999               32                  --              1,031
                                                             -------           ------              -------          --------
         Total investment securities                          53,579            4,265                (212)            57,632

Mortgage-backed securities
    available for sale                                        72,962              602                 (92)            73,472
Mortgage-backed securities
    held to maturity                                           2,639               43                  --              2,682
                                                             -------           ------              -------          --------

         Total mortgage-backed securities                     75,601              645                 (92)            76,154
                                                             -------           ------               ------          --------

         Total investment and mortgage-
            backed securities                               $129,180           $4,910              $ (304)          $133,786
                                                            --------           ------              -------          --------
                                                            --------           ------              -------          --------


                                           UNB CORP.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)


                                                                                     DECEMBER 31, 1997
                                                                                     -----------------
                                                                                 Gross               Gross          Estimated
                                                            Amortized          Unrealized          Unrealized         Fair
(in thousands of dollars)                                     Cost               Gains               Losses           Value
                                                              ----               -----               -----            -----
Securities available for sale:
    U.S. Treasury securities                                 $17,005           $   42              $   (1)          $ 17,046
    Obligations of U.S. government
      agencies and corporations                               36,476              119                  (4)            36,591

Securities held to maturity:
    Obligations of state and
      political subdivisions                                     951                2                  (1)               952
    Corporate bonds and other debt
      securities                                                 746                5                --                  751
                                                             -------           ------              -------           -------
         Total debt securities                                55,178              168                  (6)            55,340
Equity securities available for sale                          11,581            5,081                --               16,662
Asset-backed securities available
    for sale                                                     999             --                    (2)               997
                                                             -------           ------              -------           -------
         Total investment securities                          67,758            5,249                  (8)            72,999

Mortgage-backed securities
  available for sale                                          60,281              527                 (97)            60,711
Mortgage-backed securities
  held to maturity                                             7,134               79                  (2)             7,211
                                                             -------           ------              -------           -------

         Total mortgage-backed securities                     67,415              606                 (99)            67,922
                                                            --------           ------              -------           -------

         Total investment and mortgage-
            backed securities                               $135,173           $5,855              $ (107)          $140,921
                                                            --------           ------              -------          --------
                                                            --------           ------              -------          --------


During the nine month periods ended September 30, 1998 and 1997, the proceeds from sales of securities available for sale were $9,762 and $3,221, respectively. Net gains of $780 and $36 were recognized in those sales, respectively. There were no sales or transfers of securities classified as held to maturity.

The amortized cost and estimated fair value of debt securities at September 30, 1998, by contractual maturity, are shown on page 10. Actual maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                    UNB CORP.
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

                                                                  SEPTEMBER 30, 1998
                                                                  ------------------
                                                                           Estimated       Weighted
                                                         Amortized            Fair         Average
(in thousands of dollars)                                   Cost             Value          Yield
Securities available for sale:
U.S. Treasuries
    Due in one year or less                                  $3,998             $4,012             6.15%
    Due after one year through five years                     7,072              7,152             5.49
                                                            -------            -------             -----
      Total                                                  11,070             11,164             5.73
                                                            -------            -------             -----

U.S. Government agencies and corporations
    Due in one year or less                                   8,999              9,064             6.32
    Due after one year through five years                    17,996             18,227             6.39
                                                            -------            -------             -----
      Total                                                  26,995             27,291             6.36
                                                            -------            -------             -----
                                                            $38,065            $38,455             6.18%
                                                            -------            -------             -----
                                                            -------            -------             -----


Securities held to maturity:
Obligations of state and political subdivisions
    Due in one year or less                                 $   490                490             4.13%
                                                            -------            -------             -----
      Total                                                     490                490             4.13
                                                            -------            -------             -----

Corp bonds and other debt securities
    Due after one year through five years                       748                757             8.53
                                                            -------            -------             -----
      Total                                                     748                757             8.53
                                                            -------            -------             -----
                                                            $ 1,238            $ 1,247             6.79%
                                                            -------            -------             -----
                                                            -------            -------             -----


Asset-backed securities available for sale                  $   999            $ 1,031             7.00%
                                                            -------            -------             -----

Mortgage-backed and collateralized
    mortgage obligations available for sale                  72,962             73,472             6.45
                                                            -------            -------             -----

Mortgage-backed and collateralized
    mortgage obligations held to maturity                     2,639              2,682             7.46
                                                             ------             ------             -----
                                                            $75,601            $76,154             6.49%
                                                            -------            -------             -----
                                                            -------            -------             -----


At September 30, 1998, there were no holdings of securities of any one issuer, other than the U.S. government and its agencies and corporations, with an aggregate book value which exceeds 10% of shareholders' equity.

NOTE 3 - LOANS
--------------

Total loans as presented on the balance sheet are comprised of the following classifications:





                                                    SEPTEMBER 30, 1998           DECEMBER 31, 1997
                                                    ------------------           -----------------
      Commercial, financial and agricultural               $134,150                        $ 81,960
      Commercial, tax exempt                                  2,864                           3,142
      Commercial real estate                                 81,858                          70,896
      Residential real estate                               243,216                         260,190
      Consumer loans                                        210,358                         214,230
                                                            -------                         -------

      Total loans                                          $672,446                        $630,418
                                                           --------                        --------
                                                           --------                        --------

                                    UNB CORP.
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

Impaired loans are as follows:
                                                                          SEPTEMBER 30, 1998               DECEMBER 31, 1997
                                                                          ------------------               -----------------
      Loans with no allowance for loan
       losses allocated                                                          $327                            $281
      Loans with allowance for loan
       losses allocated                                                            --                              --
      Amount of allowance allocated                                                --                              --

      Average of impaired loans,
       year-to-date                                                              $353                            $335
      Interest income recognized during
       impairment                                                                  18                              33
      Cash-basis interest income
       recognized year-to-date                                                     15                              32

At September 30, 1998 and December 31, 1997, loans on non-accrual status and/or past due more than 90 days approximated $1,176 and $945, respectively. The Other Real Estate Owned balance, net of allowance, at September 30, 1998 and December 31, 1997 was $325.

NOTE 4 - ALLOWANCE FOR LOAN LOSSES
----------------------------------

A summary of activity in the allowance for loan losses for the nine months ended September 30, 1998, and September 30, 1997, are as follows:

(in thousands of dollars)                                                          1998                  1997
                                                                                   ----                  ----

      Balance - January 1                                                       $    9,650              $8,335
      Provision charged to operating expense                                         1,461               2,237
      Loans charged off, net of recoveries                                            (773)             (1,020)
                                                                                  --------             --------
      Balance - September 30                                                       $10,338              $9,552
                                                                                  --------             --------

NOTE 5 - CONCENTRATIONS OF CREDIT RISK AND
         FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK
----------------------------------------------------------

The Corporation offers commercial and consumer credit products to customers within Stark and surrounding counties. The Corporation maintains a diversified credit portfolio, with commercial loans and leases, commercial real estate loans, residential mortgage loans and consumer loans comprising 20.4%, 12.1%, 36.2% and 31.3%, respectively, at September 30, 1998. Within the commercial loan portfolio, aviation loans comprise 40.5% of loans outstanding at September 30, 1998. Indirect loans accounted for 70.8% of all consumer loans at September 30, 1998. The dealer network from which the indirect new and used automobile, marine and RV loans were purchased includes 164 relationships thus far in 1998, the largest of which was responsible for 8.9% of the total indirect dollar volume for the year-to-date 1998.

The Corporation is a party to financial instruments with off-balance sheet risk. These instruments are required in the normal course of business to meet the financial needs of its customers. The contract or notional amounts of these instruments are not included in the consolidated financial statements. At September 30, 1998, the contract or notional amounts of these instruments, which primarily include commitments to extend credit, standby letters of credit and financial guarantees, and interest rate swaps totaled $234,096.

                                    UNB CORP.
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)


At September 30, 1998, the Corporation held two interest rate swap agreements with notional amounts of $2.8 million and $19.2 million. The notional amount of an interest rate swap does not represent an amount exchanged by the parties and is not a measure of the Corporation's exposure through its use of derivatives. The amounts exchanged are determined by reference to the notional amount and the other terms of the interest rate swap. The following table summarizes the terms of each of the swaps in effect:



                                         SWAP #1                SWAP #2
                                         -------                -------
      Notional amount                    $2.8 million           $19.2 million
      Final expiration                   November 20, 2000      June 13, 2003
      Variable rate in effect
             September 30, 1998          5.6875%                5.50%
      Fixed rate                         2.88%                  5.86%
      Market value,
             September 30, 1998          $69 thousand           $(555)thousand

Variable interest payments received are based on the three month LIBOR rate which is adjusted on a quarterly basis. The income from these agreements for the nine months ended September 30, 1998 and September 30, 1997 was $62 and $97, respectively. Under the terms of these contracts, future changes in LIBOR will affect the payments received, the income or expense generated by each swap and their market value.

NOTE 6 - FHLB ADVANCES AND CAPITAL LEASE
----------------------------------------

The majority of long-term debt at September 30, 1998 is comprised of advances from the Federal Home Loan Bank (FHLB). Pursuant to collateral agreements with the FHLB, advances are secured by all FHLB stock and qualifying first mortgage loans.

A summary of FHLB advances outstanding is as follows:



   MATURITY                     INTEREST RATE                    AMOUNT
   --------------------------------------------------------------------
   1998                         5.35%-6.70%                      $3,612
   1999                         5.35%-6.70%                      12,848
   2000                         5.50%-6.85%                       6,226
   2001                         6.00%-6.70%                       3,188
   2002                         5.95%-6.25%                      30,330
   2003                            6.25%                            350
   --------------------------------------------------------------------
   Total                                                        $56,554
   --------------------------------------------------------------------
   --------------------------------------------------------------------

Based on the Bank's investment in FHLB stock, the maximum dollar amount of FHLB advance borrowings available to the Bank is $139,480.

In the second quarter of 1997, the Bank entered into capital lease arrangement in order to finance the acquisition of computer hardware and related software in the amount of $252. The lease terms call for sixty monthly payments of approximately $5 with the last payment due in March, 2002. The balance outstanding at September 30, 1998 was $177.

                                    UNB CORP.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

INTRODUCTION

The following areas of discussion pertain to the consolidated financial statements of UNB Corp. at September 30, 1998, compared to December 31, 1997, and the results of operations for the quarter and year-to-date periods ending September 30, 1998, compared to the same periods in 1997. It is the intent of this discussion to provide the reader with a more thorough understanding of the consolidated financial statements and supporting schedules, and should be read in conjunction with those consolidated financial statements and schedules.

UNB Corp. is not aware of any trends, events, or uncertainties that might have a material effect on the soundness of operations; neither is UNB Corp. aware of any proposed recommendations by regulatory authorities which would have a similar effect if implemented.

During the first quarter of 1998, operations began for UNB Corp.'s affiliate, United Insurance Agency, Inc., an Ohio corporation which was chartered on August 23, 1990. This affiliate is licensed to issue accident and health, and variable life annuity insurance. UNB Corp. is in the process of applying to the State of Ohio to become licensed to offer life, and property and casualty insurance in the state. It is not anticipated that the results of operations of this subsidiary will have a material impact on earnings of UNB Corp. in 1998.

During the first quarter of 1998, management decided not to activate United Mortgage Corporation, an affiliate of UNB Corp., which was scheduled to begin operations in the third quarter of 1998. The mortgage function will remain a department of the Bank while several of the department's personnel have become employees of United Banc Financial Services, the finance company affiliate of the Corporation which is, along with the mortgage function, under the same manager. These employees complement the finance company with greater opportunities for expansion of its product line and growth in fee income through the brokering of B and C quality consumer paper.

FINANCIAL CONDITION

Total assets at September 30, 1998 were $875,851, an increase of $49,538, or 6.0%, from year-end 1997. Highly liquid balances, comprised of cash and cash equivalents, federal funds sold and interest bearing deposits with banks, showed a net increase of $10,699, with the majority of the increase in federal funds sold of $9,200. Balances in the investment and mortgage-backed securities portfolios reflect a decrease of $7,104, or 5.0%, from 1997 year-end balances.

Net growth in the securities portfolios took place in the first and second quarters of 1998 with the majority of the growth coming from liquidity created by a net reduction in the loan portfolio and growth in deposits. Due to the relatively low, interest rate environment throughout 1998, management's balance sheet strategy has been to mitigate the Corporation's interest rate risk inherent in funding longer term, fixed rate mortgages and indirect installment loans by diverting the funds to the investment portfolio into securities with durations of approximately two years. During the second quarter as the yield curve declined in targeted maturity ranges, the mix in the investment portfolio was shifted from U.S. Treasury and agency securities to mortgage-backed securities in order to maintain the overall yield in the portfolio. During the third quarter, balances in the securities portfolio declined as the liquidity was used to fund the growth in targeted segments of the loan portfolio.

                                    UNB CORP.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (continued)


Total loans outstanding at September 30, 1998 have grown by $42,028, or 6.7%, from year-end 1997 balances. Most of this growth was experienced in the second quarter with the acquisition of the aircraft financing line of business and $35.4 million in loans balances from a large financial institution headquartered in Ohio. This business segment, now known as the United Bank Aircraft Financing Group, is headquartered in offices at the Akron/Canton airport and includes three regional sales offices located in Wichita, Kansas; Sacramento, California; and Orlando, Florida. The sales staff possesses more than 130 years of combined aircraft finance experience. The target market for this business segment consists of high income/net worth individuals (pleasure and business use) and corporations who use aircraft day-to-day to support transportation needs or provide a service. Management feels that the acquisition of this specialized line of business fits well with the Bank's expertise in fulfilling the financial needs of closely-held and family-owned businesses and high net worth individuals. The loans acquired were both fixed rate(11% of portfolio) and fixed rate with floating rate conversion features (89% of portfolio) which provide a lending alternative which reduces interest rate risk. The aircraft balances are reported under the commercial loan category. Since the purchase, the aircraft portfolio has increased to $54.3 million at September 30, 1998.

Commercial real estate loans grew by $10,962, or 15.5% from December, 1997 year-end, while balances in the commercial portfolio (excluding aircraft financing) declined by $2,120, or 2.3%. The residential real estate portfolio has declined by $16,974, or 6.5%, from December, 1997 year-end balances primarily due to continued high levels of refinancing brought on by the relative levels of current mortgage rates and the strategy to sell as much newly originated, long-term, fixed rate mortgage loan production as possible in the secondary market.

Consumer loans declined by $3,872, or 1.8%, from year-end 1997, which is the result of the combination of two strategies to limit interest rate risk. By increasing rates, lowering dealer reserves and raising minimum credit scores on selected credit quality tiers, management has accomplished the goal of reducing new volume and shrinking the indirect consumer loan portfolio. Also during the quarter, strategies taken in previous periods of 1998 started to show results for the home equity product with outstanding balances growing by $6,047, or 22.0%, from year-end 1997 results. Strategies taken included mailings to existing deposit customers and the addition of a dedicated sales staff to generate new lines and encourage existing line usage. Also impacting the consumer loan portfolio was the sale of $1,995 of the relatively small portfolio in MasterCard credit card loans. Management continues to focus its efforts on growth in specific areas of the loan portfolio, to realign its loan portfolio mix to more reflect those of the Bank's high performing peers, in an effort to increase net interest margin and improve profitability.

With the strategy to avoid placing longer-term, fixed rate originations into the loan portfolios, the Bank continues to meet the needs of mortgage loan customers by providing financing alternatives which are being sold to a network of secondary market buyers. Also, the Bank continues to benefit from its extensive network of relationships with car, marine and recreational vehicle dealers by serving as a conduit to investors in sub-prime (B and C quality)indirect installment paper. In addition, the new United Banc Financial Services office has a sales staff dedicated to providing credit availability for sub-prime residential mortgage customers. These loans are also sold to investors in sub-prime paper. The benfits of these brokerage transactions include pass through fee income without additional credit risk while maintaining corporate liquidity.

Total earning assets at September 30, 1998 increased to $828,637 from $782,088 at December 31, 1997, an increase of $46,549, or 6.0%. The ratio of earning assets to total assets has returned to 1997 year-end levels of 94.6%.

                                    UNB CORP.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (continued)


Total liabilities increased by $49,265, or 6.6%, from year-end 1997 levels. Total deposits at September 30, 1998 increased by $21,209, or 3.3%, from year-end 1997. Non-interest bearing demand deposits at September 30, 1998 are 11.2% above 1997 year-end levels while interest bearing demand balances increased 12.4% for the same period. Growth in both categories continues, the result of extensive marketing efforts to repackage and promote the Bank's checking with interest products under the new name of United Bank Club Accounts which began early in 1998. Savings balances increased $20,238, or 10.8%, from year-end levels, with the popular Money Market Access product responsible for an increase of $26,113, or 40.0%, over 1997 year-end balances. The Bank does frequent mailings to both customers and non- customers to encourage new account growth. The product continues to attract the balances of sophisticated savers who seek higher returns than those available in traditional savings products and the liquidity unavailable in certificates of deposit. Balances in traditional savings products continue to decline, $5,875 from year-end 1997, the result of transfers to the Money Market Access product as well as alternative investments outside the banking industry, both of which currently offer a higher rates of return to the consumer. Certificate of deposit balances declined by $17,820, or 5.9%, and were influenced by the Bank's reduced marketing efforts and its current pricing strategy which positions the Bank's interest rates close to the average of rates offered by the Bank's local market competition.

Other significant sources of balance sheet funding, term and sweep repurchase agreements increased $6,766, or 12.0%, from year-end levels spurred on by the increased calling efforts of the Bank's business development officers to commercial customers. Federal Home Loan Bank (FHLB) advance borrowings increased by $21,114, or 59.6%. The aircraft loan portfolio purchase was ultimately funded with a four year, $30 million fixed rate advance after being initially funded with two successive thirty day advance borrowings. The fixed rate advance took advantage of a relatively flat advance yield curve, allowing the Bank to extend its maturity without significant increase in cost. Advances outstanding were reduced in January, 1998, with the prepayment of a $5 million advance with a coupon of 6.60%. The transaction included a $41 prepayment penalty, however, this action helped to stabilize the overall cost of funds going forward in 1998.

The ratio of gross loans to deposits and FHLB advance borrowings was 92.5% at September 30, 1998 compared to 92.0% at year-end 1997. This ratio reflects a small increase from year-end. The growth in this ratio from 91.4% at the end of the second quarter of 1998 reflects loan growth partially funded from liquidity in the securities portfolios.

Total shareholders' equity at September 30, 1998 was $76,793, an increase of $273, or less that 1.0%, from year-end 1997. This slight growth in equity was influenced by several factors. Additions to equity took the form of year-to-date net income of $8,626 and $66 for the issuance of stock for executive compensation and stock options exercised. These were offset by the payment of $3,038 in quarterly cash dividends and net purchases of treasury stock of $4,603. The treasury stock transactions reflect the reaffirmation of the commitment by the Board of Directors of the Corporation's to repurchase up to $16.4 million of its stock. The Board feels that the stock is an excellent value compared to other market opportunities, and acknowledges the positive impact it has on return on equity. The Board has authorized up to $5 million in treasury stock to be held temporarily for use in funding various plans of the Corporation which require the issuance of its stock. These plans include the dividend reinvestment plan and internal benefit plans of the Corporation which include the employee stock purchase plan, the 401-K plan, and the stock option plans of 1987 and 1997. The remainder of the treasury stock will be retired.

                                    UNB CORP.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (continued)


YEAR 2000 COMPLIANCE

The Year 2000 issue is the result of many computer programs being written using two digits rather than four to define an applicable year. The Corporation's hardware, date-driven automated equipment, or computer programs that have date sensitive software, may recognize a date using "00" as the year 1900 rather than the year 2000. This faulty recognition could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions or engage in normal business activities.

UNB Corp. and its subsidiaries have conducted a comprehensive review of all of its information technology and non information technology systems to identify potential Year 2000 compliance problems and to test hardware and software for compliance. This effort is led by a Year 2000 Compliance Committee which reports directly to the Board of Directors on a monthly basis. The Committee also reports the Corporation's progress to its primary regulator, the Office of the Comptroller of the Currency.

The Corporation is well into the testing phase of the project for both information technology and non information technology systems. The Committee is monitoring this phase closely and it anticipates that all testing will be completed by mid-year 1999. Further, the Corporation is well along in its efforts at remediation of non-compliant systems either through the replacement or upgrading of these systems. The Committee believes that all systems will be Year 2000 compliant by mid year 1999.

The Committee is addressing Year 2000 compliance in the area of fiduciary (trust) activities. All systems, software, and product vendors have been contacted regarding their Year 2000 status. In instances where these vendors are not yet compliant, their progress is being monitored regularly. Analysis of the issuing entities for the Trust Department's asset holdings is well under way. The Investment Selection Committee has completed the initial review of the approved equity list, and has scheduled the next review for the first quarter of 1999.

The Committee continues to address Year 2000 compliance with its vendors, suppliers, and other third parties to assess their readiness and is reviewing these contacts and their results. This has been and will continue to be an on-going process, until all parties can fully declare their compliance.

The Committee is assessing the Y2K risk faced by the Corporations's business customers. By September 30, 1998, all commercial loan customers were contacted by mail, either to inform them of the potential Year 2000 risks and issues their businesses may face or to ask them to complete a questionnaire concerning their perceived risks and status in addressing Year 2000 preparedness. The Corporation's major commercial borrowers, defined as borrowers with loans and commitments in excess of $100,000, were asked to complete a questionnaire. For the major customers that did not respond to the questionnaires, Year 2000 risk assessments are being prepared by the loan officers based on their direct conversations with the customers concerning this issue and their knowledge of the customers' businesses. Through questionnaires and direct officer calling efforts, 85% of the Corporation's major commercial customers have been contacted and assigned a Year 2000 risk rating. The follow-up plan for monitoring customers identified as having high or moderate risk is being developed and will be implemented by November 1, 1998.

The Committee oversees the development and implementation of contingency plans for information technology and non information technology systems and is monitoring progress in the development of these plans. The Corporation is currently developing

                                    UNB CORP.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (continued)


contingency plans and anticipates completion by December 31, 1998.

Based on current information, the Corporation believes that all systems will be Year 2000 compliant before January 1, 2000, through either the modification of existing hardware and software or through the purchase of new hardware and software. The Committee currently anticipates that the Corporation could spend approximately $600,000 on the Year 2000 project. At this time, management does not believe that there will be a significant negative impact on earnings due to this issue. The Year 2000 problem could have a material impact on the operation of the Corporation if not properly addressed, but management anticipates that the problem will be resolved and thus will not have a significant impact on the Corporation's delivery of products and services, or its operations.


RESULTS OF OPERATIONS

UNB Corp.'s net income for the third quarter of 1998 was $3,086 or $0.265 per diluted share, compared with $2,101, or $0.18 per diluted share for the third quarter of 1997. This represents an increase in earnings of 46.9% and an increase in diluted earnings per share of 47.2%. Year-to-date net income of $8,626 was $1,884, or 27.9%, greater than the same period in 1997. Year-to-date diluted earnings per share for 1998 of $0.735 are 28.9% greater than 1997. The largest component of net income, net interest income, increased by $979 and $2,005 for the third quarter and year-to-date periods, increases of 12.1% and 8.2% over the same periods in 1997, respectively. Total interest income for the year-to-date was $49,330, an increase of 5.0%, over the same period in 1997, while interest expense was $22,835, an increase of $350, or 1.6%, over the same period in 1997. The growth in net interest income was primarily the result of overall balance sheet growth, third quarter funding of loan growth with liquidity from the relatively lower yielding securities portfolio, and a change in the mix of the loan portfolio with the growth concentrated in relative higher yielding aviation and commercial real estate loans versus consumer installment and residential mortgage loans. Additional funding of balance sheet growth through the use of lower cost deposits and the prepayment of relatively more expensive FHLB advances helped to keep growth in interest expense to a minimum.

The net interest margin for 1998 year-to-date was 4.42%, versus 4.30% for the same period in 1997, an increase of twelve basis points. Within the Bank, net interest margin increased by ten basis points. Year-to-date yields on earning assets declined slightly affected by the decline in total securities of eight basis points. Yields on loans remained constant. The cost of interest bearing liabilities declined by eleven basis points, with results in deposits mixed between the two periods, the cost of short term borrowings was flat and the cost of FHLB advances declined by 141 basis points, the result of prepayments of relatively higher cost FHLB advances throughout 1997 and early in 1998. The net interest margin of 11.3% in United Bank Financial Services had a positive impact on consolidated net interest margin, although to a small degree because of its relative size. As the size of this affiliate grows, its impact on net interest income and margin and operating results will become more significant.

Return on assets and return on equity for the third quarter of 1998 were 1.40% and 15.77%, respectively, compared to 1.02% and 11.16%, respectively, for the same period in 1997. Return on assets and return on equity for the year-to-date ended September 30, 1998 were 1.36% and 14.84%, respectively, compared to 1.12% and 12.29%, respectively, for the same period in 1997. As competition for loans and deposits continues with resulting pressure on interest margin, management's focus on growing fee income from new and existing sources, coupled with more selective balance sheet growth has aided its performance as measured by its return on assets

                                    UNB CORP.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (continued)


and equity. Cost containment measures to be implemented in October, 1998, with the consolidation of two branch facilities into existing locations, as well as actions to leverage equity through the purchases of treasury stock, should reflect in even greater improvements in these two performance measures in the future.

Non-interest income for the third quarter of 1998 was $2,701, a 57.2% increase from the same period in 1997. On a year-to-date basis, non-interest income reached $8,380, an increase of $3,122, or 59.4%, from the same period in 1997. For the third quarter, all categories of non-interest income except securities gains showed improvement from the same period in 1997. Gains on sales of residential mortgage loans of $238 versus $57 in 1997, were the result of significant refinancing activity due to the level of current market driven mortgage rates and the Bank's aversion to the interest rate risk associated investing in fixed rate, long-term assets on the balance sheet. The Trust Department recorded fee income of $1,001, an increase of $235, or 30.7%, from the same period in 1997, and was the result of an increase of 12.2% in the value of managed assets from $744 million at December 31, 1997 to $835 million at September 30, 1998. Service charges on deposits increased by $75, or 11.8%, due to the restructuring of fees related to interest and non-interest bearing checking and savings products and the growth in new accounts due to the Club Account promotions. Other operating income for the quarter showed an increase of $500, or 198.9%, from the same period last year and reflects a one time gain of $271 on the sale of the majority of the MasterCard portfolio to a national credit card servicer. This category also reflects $233 in income from loan brokerage activities and $175 in interchange fees earned on the Bank's Mastermoney debit cards, neither of which were included in prior year's other income. On a year-to-date basis, the category showing the greatest impact on other income growth was security gains which reflected $780, the majority of which was taken on the portfolio of available for sale equity securities held in UNB Corp.'s parent company during the first quarter, 1998.

Non-interest expense for the third quarter was $6,736, an increase of 18.6% over the same period in 1997. On a year-to-date basis, non-interest expense reached $20,292, an increase of $3,004, or 17.4%, from the same period in 1997. On a year-to-date basis, salary, wages and benefits increased by 18.3% due to annual merit increases; additions to staff in the Trust and aviation lending areas, three new in-store branch facilities and United Banc Financial Services; anticipated increases in incentive payouts; and increased pension expenses over prior year. Occupancy expenses increased by 16.0%, the result of a full year's impact of the opening of the new Portage & Frank branch and two in-store branches as well as the office for United Banc Financial Services, most of which were completed in the second half of 1997. Also impacting 1998 occupancy was an additional office opened for the sub-prime loan brokers for United Banc Financial Services and a third in-store branch in the Wooster Wal*Mart. Year-to-date equipment expenses increased by $382, or 16.6%, from the same period of 1997, the result of increased depreciation on office furniture and equipment for the new facilities, a full year's depreciation on new computer output to laser disk technology (COLD) put in place in the second quarter of 1997 and increased costs of mainframe and outside computer software services. On a year-to-date basis, other operating expenses increased from prior year by 16.6%. Included in this increase were expenses related to the Corporation taking the necessary steps to becoming Year 2000 compliant. In addition, charges were taken for costs related to the implementation of strategic changes in the Bank's retail delivery systems which include the consolidation of the Beach City branch into the Brewster branch and the consolidation of the Uniontown branch into the Hartville branch. These two branches will be closed in October, 1998 due to a declining customer base, lack of

                                    UNB CORP.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (continued)


population growth in their respective areas and the proximity of other branch offices. These steps are designed to reduce expenses, increase efficiency and allow the Corporation to continue to provide high levels of customer service. Bank management is evaluating all the Bank's offices looking for ways to reduce operating costs while improving the delivery of its services at a level its customers expect.

The Bank has continued involvement in legal proceedings concerning a seven and one half acre parcel of property acquired through foreclosure and located in the northwest quadrant of Stark County. A large national petroleum company, owner of the facility at the date it was taken out of service, is the party responsible for the contamination cleanup according to the State of Ohio's Bureau of Underground Storage Tanks (BUSTER) regulations. After review of several environmental assessments filed with the agency by the Bank and the petroleum company, BUSTER is now in agreement with the petroleum company's findings, that the levels of contaminants are such that immediate remediation is not required. Because the findings indicate the contamination will remediate itself over time, the State has issued a one year extension on any formal remediation plan. The extension expires in the third quarter of 1998, after which the petroleum company has another 90 days to file its remediation plan. Any formal remediation steps may not be likely until the first quarter of 1999. The Bank has entered into a verbal option with a developer who is offering the land on a build-to-lease or build-to-own solicitation. The land is also listed with a commercial real estate agent. Followups are also being conducted with a third party who has requested additional soil testing and/or flood plain reports. Management believes that limited interest has been generated to date due to the availability of other commercial properties in the vicinity. However, due to the growth experienced in this area of the county, as land available for development disappears, management anticipates interest will increase. Estimated cleanup costs, should they become the responsibility of the Bank, are not material to the business or financial condition of the Registrant and have been set up as an allowance against the property's value on the Corporation's Consolidated Balance Sheet.


ALLOWANCE FOR LOAN LOSSES

The provision for loan losses for the third quarter of 1998 was $325, a reduction of $562, or 63.4% from third quarter, 1997. On a year-to-date basis, the provision for loan losses was $1,461, or $776 less than the same period in 1997. Management's decision to reduce the provision was based on the Bank's declining trend in charge-offs and the level of the unallocated balance within the loan loss allowance. On a regular basis, management reviews the amounts of provision for loan losses charged to operating expense based on its evaluation of the loan portfolio's credit quality, the adequacy of the allowance for loan losses under current economic conditions and current and anticipated loan growth. The Corporation's reserve-to-loans ratio at September 30, 1998 was 1.54% compared to 1.53% at December 31, 1997.

Net charge-offs, as a percentage of average loans outstanding for the third quarter of 1998, were .02% versus .05% for the same quarter in 1997. Continued record levels of consumer debt outstanding and record bankruptcy filings experienced nationally causes management to remain cautious in its expectations for future net-charge offs. Another factor which remains a concern of management is the Year 2000 readiness of commercial customers and what impact that may have on their ability to conduct business and in turn service their debt requirements.

                                    UNB CORP.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (continued)


Based on the above concerns, management expects to increase the provision for loan losses in the fourth quarter over levels recorded in the third quarter of the year.

Impaired loans at September 30, 1998 were $327, an increase of $46 from December 31, 1997. Non-performing loans, which include non-accrual loans and loans past due 90 days or more, were $1,176 at September 30, 1998 compared to $945 at December 31, 1997, an increase of $231, or 24.4%. The ratio of non-performing loans to total loans outstanding at September 30, 1998 was 0.17%, a slight increase from the 0.15% recorded at year-end 1997. The ratio of non-performing assets which include other real estate owned was 0.22%, while the ratio for the Corporation's peers, all bank holding companies with consolidated assets between $500 million and $1 billion, stands at 0.72%.


CAPITAL RESOURCES

Shareholders' equity totaled $76,793 at September 30, 1998, an increase of $273, or less than 1.0%, compared to the balance at December 31, 1997. The ratio of equity-to-assets at September 30, 1998 was 8.77% versus 9.26% at December 31, 1997. The decrease of 49 basis points reflects faster growth in assets than in shareholders' equity. The two factors most responsible for the slower growth in shareholders' equity were cash dividends of $3,039 and net purchases of treasury stock of $4,601. Also responsible, to a smaller degree was the reduction in market value on investment securities available for sale, net of deferred taxes of $779, brought about to a great extent, by the sale of equity securities with significant market appreciation over cost in the first quarter. Growth in equity has also slowed due to the use of treasury stock to fund the dividend reinvestment plan and other plans of the Corporation which require the issuance of stock while also supporting growth in earnings per share.

On August 13, 1998 the Board of Directors voted to temporarily suspend the Dividend Reinvestment Plan, effective September 16, 1998. The Board felt that capital was growing at a rate faster than could be utilized efficiently to maximize future shareholder value. The Board of Dirctors has the option to reinstate the plan should opportunities arise to efficiently use the capital generated. Also on August 13, 1998, the Board of Directors approved the payment of a 2 for 1 stock split payable on October 15, 1998 to shareholders of record on October 1, 1998. The Board felt a split was advantageous at this time to provide the stock with additional liquidity and to help sustain its past performance levels.

The rate of primary capital (shareholders' equity plus the allowance for loan losses less intangible assets) to total adjusted assets was 13.27% at September 30, 1998. The risk-based capital ratio was 12.24%, while the Tier 1 capital and core leverage ratios reached 10.99% and 7.87%, respectively, at September 30, 1998. The levels achieved in these ratios are above required regulatory minimums and maintain the Corporation in the "well capitalized" category under the guidelines of the Federal Deposit Insurance Corporation Act of 1991 (FDICIA).

The dividend of $0.09 per share for the quarter (adjusted for the October 15, 1998 stock split) was a 5.9% increase over the dividend paid in the third quarter, 1997. The year-to-date dividend of $0.265 (adjusted for the October 15, 1998 stock split), represents 35.2% of year-to-date earnings and falls within the Corporation's dividend policy which provides for cash dividend payouts within a

                                    UNB CORP.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (continued)


range of 35% to 50% of earnings.


LIQUIDITY

Management ensures that the liquidity position of the Corporation is adequate to meet the credit needs and cash demands of its borrowers and depositors through the ability to readily convert assets to cash and raise funds in the market place in a timely and cost effective manner. Total cash, federal funds sold, investment and mortgage-backed securities available for sale of $177,766 represent 20.3% of total assets at September 30, 1998. Of the investments available for sale, $38,455 are held in U.S. Treasury and Agency securities, 34.0% of which mature within one year. Approximately $97,633 of total Corporate securities are pledged as collateral to secure public fund deposits, sweep or term repurchase agreements or other obligations. The Corporation's ability to raise funds in the market place is provided by the Bank's branch network, in addition to the availability of Federal Home Loan Bank (FHLB) advance borrowings, brokered deposits, Federal funds purchased and securities sold under agreement to repurchase.

Management focuses on the ratio of gross loans to deposits and FHLB Advance borrowings in measuring and managing Corporate liquidity. This ratio was 92.5% at September 30, 1998 compared to 92.0% at year-end 1997 and 91.4% at June 30, 1998 The increase during the third quarter reflects loan growth funded with liquidity from the cash flows and maturities in the securities portfolio.

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

At September 30, 1998, assuming an immediate, parallel 200 basis point shift in market yields, the Bank's net interest income for the next twelve months was

                                    UNB CORP.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (continued)


calculated to vary between -1.29% for a 200 basis point increase, and +0.98% for a 200 basis point decrease, denoting a negative income sensitivity to rising interest rates. For the same two interest rate scenarios, the net present value of portfolio equity was projected to increase by 3.06% and decrease by 1.12%, respectively. The duration of total assets is less than the duration of total liabilities by 2.1 months, indicating that assets will reprice slightly quicker than liabilities. The duration of assets has held constant since the end of 1997. Duration on liabilities has increased since year-end 1997 with the most significant impact coming from the four year FHLB advances used to permanently fund the aircraft loan purchase.

A further discussion of interest rate sensitivity is included in Item 3, Quantitative and Qualitative Disclosures About Market Risk, found on page 24.


CONCENTRATION OF CREDIT RISK

The Corporation maintains a diversified credit portfolio, with relatively smaller balance, homogeneous consumer installment, credit card and residential mortgage loans comprising 67.4% of total loans outstanding at September 30, 1998. Residential mortgages, automobile, recreational vehicle and boat loans were the four largest concentrations in the loan portfolio by loan type. Commercial (including aviation) and commercial real estate loans comprise the remaining 20.4% and 12.2% of loans outstanding, respectively. Aviation loans comprise 40.5% of the commercial loan portfolio. The two largest industry concentrations identified within the loan portfolio, manufacturers and suppliers of structural wood components for the construction industry and offices and clinics of medical professionals, have commitments outstanding which represent 31.0% and 44.3%, respectively, of total Bank capital. Within the commercial real estate portfolio, real estate is mainly held as collateral while the cash flows of the business are considered the primary source of repayment on the loans. With all loan types, management attempts to balance credit risk versus return by employing conservative credit standards and comprehensive underwriting guidelines in addition to the loan review function which monitors credits during and after the approval process.

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

                                    UNB CORP.
                    ANALYSIS OF THE ALLOWANCE FOR LOAN LOSSES

                              (VALUATION RESERVES)

                               SEPTEMBER 30, 1998

                                 (000'S omitted)

                                                             1998               1997
                                                           --------          --------
Balance at January 1,                                      $  9,650          $  8,335

     Charge-Offs (Domestic):
           Commercial, Financial, Agricultural                   49               243
           Real Estate - Commercial                               0                 0
           Real Estate - Residential                            135                20
           Consumer Loans                                     1,534             1,776
                                                           --------          --------
                  Total Charge-Offs                           1,718             2,039
                                                           --------          --------

     Recoveries (Domestic):
          Commercial, Financial, Agricultural                    33               165
          Real Estate - Commercial                                0                 8
          Real Estate - Residential                             134                74
          Consumer Loans                                        778               772
                                                           --------          --------
                 Total Recoveries                               945             1,019
                                                           --------          --------
     Net Charge-Offs                                            773             1,020
                                                           --------          --------
     Provision for loan losses                                1,461             2,237

Balance at September 30,                                   $ 10,338          $  9,552
                                                           --------          --------
                                                           --------          --------

Ratio of net charge-offs during this
 quarter to average loans outstanding this quarter            0.02%             0.05%
                                                           --------          --------
                                                           --------          --------

Allowance as a percentage of total loans                      1.54%             1.50%
                                                           --------          --------
                                                           --------          --------

                                    UNB CORP.
           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

UNB Corp's primary market risk exposure is interest rate risk, which is defined as the potential loss of income or capital as a result of changes in interest rates. The nature of the banking business means that some level of interest rate risk will always be present, but the Corporation has the responsibility to manage that risk to minimize the negative impact on both the earnings and capital. Evaluating the Corporation's exposure to changes in interest rates includes assessing both the management process used to control interest rate risk and the calculated level of risk. The Corporation maintains the appropriate policies, procedures, management information systems and internal controls as required by the Joint Agency Policy Statement on Risk. The Company's exposure to interest rate risk is calculated on a monthly basis and reviewed by senior management and the Board of Directors.

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

The Corporation makes a number of assumptions when calculating its gap position. The most significant assumption is the assignment of deposit balances without a stated maturity date to specific time frames. Since these deposits are subject to withdrawal on demand, and have rates that can be changed at any time, they could be considered immediately repriceable and assigned to the shortest maturity, resulting in a significant level of liability sensitivity. However, actual practice indicates that balances are withdrawn and replaced over a much longer time frame, and rates are modified less frequently and in smaller increments than changes which occur in financial market rates. To compensate for these extremes, the Corporation uses multiple deposit distribution assumptions to provide a range of interest rate risk measurements that it uses as a guide for managing various assets and liabilities. As of September 30, the Corporation's modified twelve month cumulative gap was at 1.52% compared to -6.36% in the previous period primarily as a result of the lengthening of the funding for the loan portfolio purchase in June from thirty days to four years. As illustrated here, one of the shortcomings of the gap analysis is that the use of a static balance sheet results in a measure of interest rate risk at one specific point in time. Another limitation is the implied assumption that assets and liabilities in the same time period will reprice by the same magnitude.

Simulation analysis provides a more dynamic interpretation of the impact of rates on the Corporation's forecasted income and net present value of assets, liabilities and capital. The Corporation makes certain assumptions regarding the level of interest rates, prepayments on assets with imbedded options including loans and asset backed securities, and the behavior of deposits without contractual maturity dates. These assumptions, in addition to actual rates and maturity and repricing dates on loans, investments and deposits, are incorporated into a computer model which calculates forecasted net income and

                                    UNB CORP.
     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK (continued)


discounts the projected cash flows of rate sensitive assets and liabilities to determine the present value of the Corporation's capital. The model then applies a predetermined immediate parallel increase or decrease in the level of interest rates to forecast the impact on both net interest income and capital one year forward. While this methodology provides a more comprehensive appraisal of interest rate risk, it is not necessarily indicative of actual or expected financial performance. Changes in interest rates that affect the entire yield curve equally at a single point in time are not typical. The residential mortgage prepayment assumptions are based on industry medians and could differ from the Corporation's actual results due to non-financial prepayment incentives and other local factors. Moreover, the model does not include any interim changes in strategy the Corporation might instate in response to shifts in interest rates.

At quarter-end, the Corporation's interest rate shock analysis forecasted an increase in net interest income 0.98% in response to a decrease of 200 basis points in market rates and a decrease in net interest income of 1.29% based on a corresponding increase in market rates. The forecasted changes in the market value of equity were -1.12% and +3.06% for the same period. Although the model results indicate that the Corporation would benefit from a decrease in rates, it cannot fully predict the potential for residential mortgage loans to refinance in the current volatile interest rate environment. The resulting decrease in income would offset some portion of the projected reduction in interest expense.

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

The Corporation has two pay-fixed amortizing interest rate swaps executed as hedges against fixed rate mortgages held in the portfolio, one executed in 1993 and the other in 1998. The net cash flow and market value of the swaps move inversely with those of the fixed rate loans in the portfolio, which reduces the Corporation's exposure to changing interest rates. If rates rise, the Corporation receives net cash flow from the swaps which compensates for the opportunity loss of holding an asset with a below market yield. Alternatively, the increase in the market value of the swap would balance the loss on the mortgage loans if the loans were sold. If rates fall, the net cash flow given up is offset by the increased value of assets with an above market yield. The gain that would be realized on the sale of the loans would counteract the loss on the termination of the interest rate swap.

The Corporation entered into the second swap in response to the investment in long term, fixed rate mortgages which are unsaleable in the secondary market.

                                    UNB CORP.
     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK (continued)

The swap, which has a fixed rate of 5.86% and a quarterly-reset variable rate of 3 month LIBOR, will amortize quarterly over a five year period. Short- and intermediate-term Treasury rates on which the swap yield curve is based have declined approximately 100 basis points since the swap was executed, resulting in a negative market value at September 30, 1998 of $555.

                                    UNB CORP.
                     QUANTITATIVE DISCLOSURE OF MARKET RISK


                                                   ONE YEAR           TWO YEARS         THREE YEARS         FOUR YEARS
                                                Balance    Rate    Balance    Rate    Balance    Rate    Balance    Rate
                                                ------------------------------------------------------------------------
ASSETS

Short Term Investments                           17,130    5.47%

Securities                                       19,635    6.37%    14,431    6.29%     2,073    6.63%     3,521    6.27%

Collateralized Mortgage Obligations              28,366    6.72%    20,356    6.65%    10,379    6.65%     5,072    6.70%
   and Mortgage Backed Securities (1)

Fixed Rate Loans (2) (3)                        117,267    8.04%    64,093    9.15%    45,981    8.96%    32,615    8.62%
Variable Rate Loans (4) (5) (6)                  54,352    8.40%    37,411    8.35%    52,494    8.38%    23,839    8.21%


LIABILITIES

Interest Bearing Demand & Savings (7)            30,496    3.12%    32,359    3.25%    37,032    2.86%    29,452    3.18%
Time Deposits                                   203,032    5.53%    47,642    5.75%    23,770    6.07%     6,500    6.11%
Repurchase Agreements                            58,557    4.69%
Short Term Borrowings                             4,720    5.50%
FHLB Advances                                    12,941    6.26%     8,319    6.11%     4,299    6.32%    30,315    5.95%
Capital Leases                                       56    8.15%        56    8.15%        56    8.15%         9    8.15%

OFF-BALANCE SHEET

Interest Rate Swap (8)                            1,275              1,200                900
Average Pay Rate (Fixed)                                   2.88%              2.88%              2.88%
Average Receive Rate (Variable)                            5.69%              5.69%              5.69%

Interest Rate Swap (9)                            3,080              2,692              2,350              2,048
Average Pay Rate (Fixed)                                   5.86%              5.86%              5.86%              5.86%
Average Receive Rate (Variable)                            5.50%              5.50%              5.50%              5.50%


                                                  FIVE YEARS      MORE THAN 5 YEARS        TOTAL           Fair
                                                Balance    Rate    Balance    Rate    Balance    Rate      Value
                                                ------------------------------------------------------------------
ASSETS

Short Term Investments                                                                 17,130    5.47%      17,130

Securities                                       1,284     6.72%    16,679    5.39%    57,623    6.10%      57,632

Collateralized Mortgage Obligations              1,704     6.91%    10,234    5.96%    76,111    6.63%      76,155
   and Mortgage Backed Securities (1)

Fixed Rate Loans (2) (3)                        13,934     9.17%    91,838    9.30%   365,727    8.59%     368,718
Variable Rate Loans (4) (5) (6)                 21,446     8.25%   122,503    8.13%   312,046    6.74%     325,818


LIABILITIES

Interest Bearing Demand & Savings (7)           46,959     2.88%   114,715    2.21%   291,013    2.94%     271,791
Time Deposits                                    6,590     5.94%       800    5.78%   288,334    5.60%   2,291,804
Repurchase Agreements                                                                  58,557    4.69%      58,594
Short Term Borrowings                                                                   4,720    5.50%       4,720
FHLB Advances                                      330     6.25%       350    6.25%    56,554    5.91%      58,728
Capital Leases                                       0     0.00%         0    0.00%       177    8.15%         201

OFF-BALANCE SHEET

Interest Rate Swap (8)                                                                                          69
Average Pay Rate (Fixed)
Average Receive Rate (Variable)

Interest Rate Swap (9)                           8,995                                                        (555)
Average Pay Rate (Fixed)                                   5.86%
Average Receive Rate (Variable)                            5.50%

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

(8) At quarter-end September, 1998, the notional principal amount of the interest rate swap was $2,775 and the market value was $69. The notional amount will amortize quarterly according to a predetermined schedule until its maturity on 11/26/00. The Company pays a fixed rate of 2.88% and receives a variable rate of three month LIBOR reset quarterly, which at quarter-end was 5.6875%.

(9) At quarter-end September, 1998, the notional principal amount of the interest rate swap was $19,164 and the market value was $(555). The notional amount will amortize quarterly according to a predetermined schedule until its maturity on 6/18/03. The Company pays a fixed rate of 5.86% and receives a variable rate of three month LIBOR reset quarterly, which at quarter-end was 5.50%.

                                  UNB CORP.
                        PART II - OTHER INFORMATION

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

UNB Corp. held a special Meeting of Shareholders on October 1, 1998, for purpose of voting on a proposed amendment to the articles of incorporation to increase the number of no par value Common Shares from the 15,000,000 shares presently authorized to 50,000,000 shares. The purposes for increasing the number of authorized Common Shares are to have additional shares available for issuance in the future for stock splits, stock dividends, acquisitions, shareholders' rights plans, and other corporate purposes. These additional shares may be issued on authorization of the Board of Directors without further approval of Shareholders, except as may be required by law. The adoption of the proposed amendment required the affirmative vote of the holders of 66-2/3% of the outstanding shares of the Corporation. If so adopted, a Certificate of Amendment to the Corporation's Articles of Incorporation would be filed with the Secretary of the State of Ohio. Results of shareholder voting on this issue was as follows:

                                     Proposed Amendment
                                 to Corporation's Articles
                                      of Incorporation
                                 -------------------------
For                                       5,024,844
Against                                      99,739
Abstain                                      10,920
Shares not
   voted by Brokers                         118,952


ITEM 5 - OTHER INFORMATION

        N/A


ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

A.   Exhibit
     Number     Exhibit
     -------    -------
     27.198     Financial Data Schedule for quarter ended September 30, 1998(1)
     27.197     Financial Data Schedule for quarter ended September 30, 1997(1)

B. Reports - Form 8-K - No reports on Form 8-K were filed by the Registrant during the third quarter of 1998.

(1) Filed only in electronic format pursuant to Item 601(b)(27) of Regulation S-K.


SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                           UNB CORP.
                                             ----------------------------------
                                                         (Registrant)


Date   November 13, 1998                              James J. Pennitti
       -----------------                     ----------------------------------
                                                      James J. Pennetti
                                                (Duly authorized officer and
                                                    Treasurer, UNB Corp.)