Form 10-K
period 1998-12-31
UNB CORP/OH
filed 1999-03-30
CIK 746481

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K


              [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1998

                         Commission File Number 0-13270

                                    UNB CORP.
             (Exact name of Registrant as specified in its charter)

            Ohio                                                34-1442295
---------------------------------------                      ------------------
State or other jurisdiction of                               (IRS Employer
incorporation or organization                               Identification No.)

 220 Market Avenue South, Canton, Ohio                              44702
---------------------------------------                      ------------------
(Address of principal executive offices)                           (Zip Code)


Registrant's telephone number, including area code:  (330) 454-5821

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

The aggregate market value of the voting stock held by non-affiliates of the Registrant as of February 28, 1999: $222,611,867.

The number of shares outstanding of each of the Registrant's common stock, as of February 28, 1999: 10,993,179 shares of $1.00 per share stated value common stock.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the 1998 UNB Corp. Annual Report to Shareholders (Exhibit 13) are incorporated into Part I, Item 1(c), 1(e), Item 2, and Part II, Items 5, 6, 7, 7a and 8.

Portions of the Definitive Proxy Statement of UNB Corp.(Form DEF 14-A) dated February 19, 1999 and Notice of Annual Meeting of Shareholders to be held on April 20, 1999, are incorporated into Part III, Items 10, 11, 12, and 13.

                                    UNB CORP.
                                    FORM 10-K
                                      1998

                                                                                  Page
                                                                                  ----
PART I
------

   Item 1      Business                                                             3
   Item 2      Properties                                                          18
   Item 3      Legal Proceedings                                                   19
   Item 4      Submission of Matters to a Vote of Security Holders                 19


PART II

   Item 5      Market for Registrant's Common Equity and Related Shareholder
               Matters                                                             20
   Item 6      Selected Financial Data                                             20
   Item 7      Management's Discussion and Analysis of
               Financial Condition and Results of Operations                       20
   Item 7A     Quantitative and Qualitative Disclosures About Market Risk          20
   Item 8      Financial Statements and Supplementary Data                         20
   Item 9      Changes in and Disagreements With Accountants on
               Accounting and Financial Disclosure                                 21


PART III

   Item 10     Directors and Executive Officers of the Registrant                  21
   Item 11     Executive Compensation                                              21
   Item 12     Security Ownership of Certain Beneficial Owners and Management      21
   Item 13     Certain Relationships and Related Transactions                      21


PART IV

   Item 14     Exhibits, Financial Statement Schedules and Reports on Form 8-K     21

Signatures                                                                         25

Exhibit Index                                                                      27

                                     PART I

ITEM 1 - BUSINESS

a.      GENERAL DEVELOPMENT OF BUSINESS

        UNB Corp. (Registrant) was incorporated under the laws of the State of Ohio during 1983. Its principal business is to act as a bank holding company for the United National Bank & Trust Company (Bank). Effective October 1, 1984, in a transaction accounted for as an internal reorganization, the Registrant acquired all of the outstanding stock of the United National Bank & Trust Company. The Corporation exchanged two shares of common stock for each previously outstanding share of the United National Bank & Trust Company. The Registrant did not have any operations prior to the business combination. UNB Corp. is registered under the Bank Holding Company Act of 1956, as amended. A substantial portion of UNB Corp.'s revenue is derived from cash dividends paid by the Bank. At December 31, 1998, UNB Corp. and its affiliates had total consolidated assets of $868.7 million and total consolidated shareholders' equity of $71.7 million.

b.      FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS

        The Registrant and its subsidiary bank are engaged in commercial and retail banking. Reference is hereby made to Item 1(e), "Statistical Disclosure", and Item 8 of this Form 10-K for financial information pertaining to the Registrant's banking business.

c.      DESCRIPTION OF UNB CORP.'S BUSINESS

        UNB Corp.'s main affiliate, the United National Bank & Trust Company, is a full-service banking organization with 21 banking offices offering a wide range of commercial and retail and fiduciary banking services primarily to customers in northern Stark, southern Summit and western Wayne Counties of Ohio. These services include a broad range of loan, deposit and trust products and various miscellaneous services. Loan products include commercial and commercial real estate loans, a variety of residential mortgage and construction loan products, direct and indirect consumer installment loans, home equity lines of credit, aircraft financing, VISA business lines of credit, small business leases, dealer floor plans and accounts receivable financing. Deposit products include interest and non-interest bearing checking products, various savings and money market products, certificates of deposit and IRAs. The Trust Department provides fiduciary services in the areas of employee benefit trusts, personal trusts and investment management services. Miscellaneous services offered include safe deposit boxes, night depository, United States savings bonds, traveler's checks, money orders and cashier checks, bank-by-mail, bank-by-phone and electronic banking services, wire transfer service, selected utility bill payments, collections and notary services. Services provided for Bank customers through third party vendors include those of discount brokerage and the sale of mutual funds, annuities and life insurance. In addition, the Bank has correspondent relationships with major banks in New York, Pittsburgh and Detroit pursuant to which the Bank receives and provides to its customers various financial services.

        The Bank's primary lending area consists of Stark County, Ohio, and its contiguous counties, with the exception of aircraft financing which encompasses a national market. Loans (excluding aircraft financing)outside the primary lending area are considered for creditworthy applicants. Lending decisions are made in accordance with written loan policies designed to maintain loan quality.

        Retail lending products are comprised of demand deposit lines of credit (overdraft protection), personal lines of credit and installment loans. Demand deposit lines of credit are lines attached to interest and non-interest bearing checking accounts to cover overdrafts and/or allow customers to write themselves a loan within an approved credit limit. Credit limits are based on a percentage of gross income and average deposits.

        Personal lines of credit include lines secured by junior mortgages (home equity) and Private Banking lines which are generally secured by junior mortgages but may be unsecured or secured by other collateral. The pricing on these lines is indexed to prime rate. These loans also have a rate lock feature which allows a borrower to convert a portion of the outstanding balance (minimum of $5,000) to a fixed rate term loan. A maximum of three rate locks per home equity line is available with the term of each determined by the amount being locked in. The maximum term is 15 years, which is subject to rate adjustment every five years. Credit limits are determined by comparing three criteria, appraised value, debt service and gross income. Criteria for determining credit limits on private banking products also consider the applicant's annual income, net worth and average deposits.

        Installment loans include both direct and indirect loans. Indirect installment loan terms can range from 12 to 180 months, depending upon the collateral which includes new and used automobiles, boats and recreational vehicles as well as unsecured home improvement loans. Direct installment loan terms can range from three months to 180 months and includes the same collateral as indirect lending plus junior mortgages, unsecured personal loans and unsecured demand notes. Retail lending underwriting guidelines include evaluating the entire credit using the Five C's of Credit,character, capacity, capital, condition and collateral. Credit scoring, analysis of credit bureau ratings and debt to income ratios are used by the lender in the underwriting process.

        The Bank offers a wide variety of mortgage loan products and services, including a variety of fixed and adjustable rate mortgages with maturities ranging from 120 to 360 months. The Bank also offers some specialty products such as jumbo mortgages, Mortgage Assistance Programs for low income individuals, construction and bridge loans. The underwriting guidelines include those for consumer loans and those necessary to meet secondary market guidelines. The Bank originates loans for sale to the secondary market when it deems it profitable and desirable to do so. Residential real estate decisions focus on loan to value limits, debt to income ratio, housing to income ratio, credit history, and in some cases, whether private mortgage insurance is obtained.

        Business credit products include commercial loans and commercial real estate loans, Business Manager, VISA cards to business and lease financing. Commercial loans include lines and letters of credit, fixed and adjustable rate term loans, demand and time notes. Commercial real estate loans include fixed and adjustable rate mortgages. Loans are generally to owner occupied businesses. The portfolio also includes loans to churches, residential rental property, shopping plazas and residential development loans. Loans to businesses often entail greater risk because the primary source of repayment is typically dependent upon adequate cash flow. Cash flow of a business can be subject to adverse conditions in the economy or a specific industry. Should cash flow fail, the lender looks to the assets of the business and/or the ability of the comakers to support the debt. Commercial lenders consider the Five C's of Credit, character, capacity, capital, condition and collateral in making commercial credit decisions. Business Manager is a system which the Bank uses to assist creditworthy businesses with accounts receivable management. It is a hybrid program combining funding and billing with cash management, monitoring and reporting functions. The Bank purchases creditworthy receivables at full recourse with a flexible reserve. The Bank may earn a discount, interest and/or fees. The Bank has provided both direct and indirect leasing on a limited basis, both on a pass through fee basis as well as with the option to purchase and fund. The direct leases are for specific equipment and may be open-end or closed-end. Indirect leases are established by granting a lease line to a dealer, while the Bank holds title and files a UCC lien for an assignment of the lease. Each vehicle has its own amortization schedule.

        During the second quarter of 1998, the Bank acquired the aircraft financing line of business and $35.4 million in loan balances from Bank One. The acquisition of this specialized line of business fits with the Bank's expertise in fulfilling the financial needs of businesses and high net-worth individuals. It also allows the Corporation to take advantage of opportunities outside its traditional geographic market. This division of the lending function known as United Bank Aircraft Financing Group is headquartered in offices at the Akron/Canton Airport and includes three regional offices located in Wichita, Kansas; Sacramento, California; and Orlando, Florida. The sales staff possesses significant experience in aircraft financing and the target market consists of high income/net worth individuals for pleasure and business use and operators using general aviation aircraft for freight and cargo hauling, flight training, charter and rental services. Loans acquired were both fixed and fixed rate with floating rate conversion features. Underwriting guidelines for financing of aircraft for personal use include the use of credit scoring and analysis of the individual's net worth. Underwriting criteria for business operators is the same as that used in commercial and commercial real estate lending.

        In addition to the underwriting guidelines followed for specific loan types, the Bank has underwriting guidelines common to all loan types. With regard to collateral, the Bank follows supervisory limits set forth in Regulation H for transactions secured by real estate. Loans in excess of these guidelines are reported to the Board of Directors on a monthly basis. Loans not secured by real estate are analyzed on a loan by loan basis, based on collateral type guidelines set forth in the loan policy. Appraisal policies follow and comply with provisions outlined under Title XI of FIRREA. All appraisals are done by outside independent appraisers approved by the Board of Directors. Senior Loan Committee has the option of requiring equipment appraisals. Approval procedures include loan authorities approved by the Board of Directors for individual lenders and loan committees. Retail and residential loans are centrally underwritten by their respective departments. Business credits can be approved by the individual commercial lender or taken to Loan Committee if it exceeds individual approval limits. Senior Loan Committee approves aggregate loan commitments in excess of the lender's authority up to $3.0 million. Executive Loan Committee approves aggregate loan commitments in excess of $3.0 million up to the Bank's legal lending limit. Loans to Directors and Executive Officers are approved by the Board of Directors. All loans are reported in the Senior Loan Committee minutes and the Board Report. Retail and residential real estate loan transactions are also reported to Senior Loan Committee at certain dollar limits. Exceptions and/or overrides are tracked and reported to Loan Quality Review Committee.

        The Loan Quality Review Committee meets as a subcommittee of the Senior Loan Committee on a quarterly basis. The Committee reviews Bank lending trends, the Past Due Report, the Watch List and various other reports in order to monitor and maintain credit quality. The Committee also reviews on a relationship basis, customers on the Bank's Watch List and credits with aggregate commitments in excess of $1 million. All past due loans are collected in a centralized collections department which is independent of the lending functions.

        In the first half of 1997, UNB Corp. received permission from the State of Ohio Department of Commerce, Division of Consumer Finance, for a license to establish and operate a consumer finance company, regulated under the Ohio Mortgage Loan Act, as a wholly owned subsidiary of the Corporation. United Banc Financial Services, Inc. was capitalized with a $500,000 investment in June, 1997 and began operations on July 1, 1997. Its products include real estate and non-real estate secured loans, as well as personal note loans and indirect, retail loans. Underwriting and pricing standards are determined by credit risk scores, credit bureau ratings, debt to income ratios and assets of the consumer. Minimum credit risk scores and maximum debt to income ratios have been established for all products. Loan to value ratios for real estate secured loans are determined by amount financed and credit risk scores. Generally, a higher risk loan will reflect a higher interest rate, lower loan to value ratio and greater required equity investment on the part of the borrower. Amortization terms on real estate secured loans may extend up to 360 months. Personal, unsecured, non-real estate and indirect, retail loans may amortize up to 60 months. All real estate secured loans are interest bearing while non-real estate loans have interest calculated under the Rule of 78s. Total loans outstanding, net of unearned income, at December 31, 1998 is $3,327,000. Real estate lien products accounted for 79.4% of outstandings while the remaining 20.6% is derived from non-real estate loans. In additions to the extension of credit, United Banc Financial Services also earns fee income through the brokering of non-conforming consumer paper and FHA/VA Government loans. The results of operations for United Banc Financial Services for 1998 did not have a material impact on the earnings of UNB Corp. in 1998.

        Revenues from loans accounted for 73% of consolidated revenues in 1998, and 78% in 1997 and 1996. Revenues from interest and dividends on investment and mortgage-backed securities accounted for 11% of consolidated revenues in 1998, 1997 and 1996.

        During 1998, UNB Corp. took steps to activate its affiliate, the United Insurance Agency, Inc., which was chartered on August 23, 1990. During the first quarter of 1999, UNB Corp. is reapplying for an insurance license with the State of Ohio and is awaiting approval to be licensed to sell life, property and casualty insurance. Approval is expected in the second quarter of 1999 with operations expected to begin shortly afterwards. The addition of this affiliate is anticipated to aid UNB Corp. in its ability to compete with other providers of financial services in offering its customers a more complete line of financial products to satisfy their financial needs. The results of operations for United Insurance Agency, Inc. is not expected to have to have a material impact on the earnings of UNB Corp. in 1999.

        The business of the UNB Corp. is not seasonal to any material degree, nor is it dependent upon a single or small group of customers whose loss would result in a material adverse effect on the Registrant or its subsidiaries.

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

        As a national bank, United National Bank & Trust Co. is supervised and regulated by the Comptroller of the Currency (Comptroller). The deposits of the Bank are insured by the Bank Insurance Fund (BIF) while deposits purchased from savings and loans in 1994 and 1991 are insured by the Savings Association Insurance Fund (SAIF) of the Federal Deposit Insurance Corporation (FDIC). The Bank is subject to the applicable provisions of the Federal Deposit Insurance Act. Various requirements and restrictions under the laws of the United States and the State of Ohio affect the operations of the Bank, including requirements to maintain reserves against deposits, restrictions on the nature and amount of loans which may be made and the interest which may be charged thereon, restrictions relating to investments and other activities, limitations on credit exposure to correspondent banks, limitations on activities based on capital and surplus, limitations on payment of dividends, and limitations on branching. Under current laws, the Bank may establish branch offices throughout the State of Ohio. Pursuant to recent federal legislation, the Bank may branch across state lines, if permitted by the law of the other state. In addition, effective June 1997, such interstate branching by the Bank is authorized, unless the law of the other state specifically prohibits the interstate branching authority granted by federal law.

        The Federal Reserve Board has adopted risk-based capital guidelines for bank holding companies. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-based assets by assigning assets and off-balance sheet items to broad risk categories. The required minimum ratio of capital to risk-weighted assets (including certain off-balance sheet items, such as standby letters of credit) was 8.00% at December 31, 1998 as disclosed in Note 14 of UNB Corp.'s 1998 Annual Report (See Exhibit 13). At least half of the total regulatory capital is to be comprised of common stockholders' equity, including retained earnings, noncumulative perpetual preferred stock, a limited amount of cumulative perpetual preferred stock, and minority interests in equity accounts of consolidated subsidiaries less goodwill (Tier 1 capital). The remainder (Tier 2 capital) may consist of, among other things, mandatory convertible debt securities, a limited amount of subordinated debt, other preferred stock and a limited amount of allowance for loan and lease losses. The Federal Reserve Board has also imposed a minimum leverage ratio (Tier 1 capital to total assets) of 4% for bank holding companies that meet certain specified conditions, including no operational, financial or supervisory deficiencies, and including those having the highest regulatory (CAMEL) rating. The minimum leverage ratio is 1.0-2.0% higher for other holding companies based on their particular circumstances and risk profiles and those experiencing or anticipating significant growth. National banks are subject to similar capital requirements adopted by the Comptroller.

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

        Management is not aware of any recommendations by regulatory authorities which, if they were to be implemented, would have a material effect on UNB Corp.

        GOVERNMENT MONETARY POLICIES

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

        COMPETITION

        UNB Corp. and its affiliates compete with other state, regional and national banks which do business within Stark, Summit and Wayne Counties of Ohio. UNB Corp. and its affiliates also compete with a large number of other financial institutions, such as savings and loan associations, savings banks, insurance companies, consumer finance companies, credit unions, mortgage banking companies, and commercial finance and leasing companies, for deposits, loans and financial services business. Mergers between financial institutions have added to the competitive pressure. In addition, money market mutual funds, brokerage houses, and similar organizations provide many of the financial services offered by UNB Corp.'s affiliates. Many competitors have substantially greater resources than UNB Corp. In the opinion of management, the principal methods by which UNB Corp. and its affiliates compete with other financial services providers are through the rates of interest charged for loans, the rates of interest paid for deposits and borrowings, the competitive prices charged for and the availability and quality of products and services provided and the convenience of its branch locations.

        EFFECTS OF COMPLIANCE WITH ENVIRONMENTAL REGULATIONS

        Compliance with Federal, State and local provisions regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment has not had a material effect upon the capital expenditures, earnings or competitive position of the UNB Corp. or its subsidiaries. UNB Corp. anticipates, based on the nature of its business, that it will have no material capital expenditures for the purpose of protecting the environment in the foreseeable future. From time to time the Bank may be required to make capital expenditures for environmental control facilities related to properties acquired through foreclosure proceedings.

        The Bank has continued involvement in legal proceedings concerning a seven and one half acre parcel of property acquired through foreclosure and located in the northwest quadrant of Stark County. A large national petroleum company, owner of the facility at the date it was taken out of service, is the party responsible for the contamination cleanup according to the State of Ohio's Bureau of Underground Storage Tanks (BUSTER) regulations. After review of several environmental assessments by the Bank and the petroleum company which were filed with BUSTER, the agency agreed with the petroleum company's findings which indicated that the levels of contaminants were such that immediate remediation was not required. BUSTER determined that the findings indicated the contamination will remediate itself over time and issued a one year extension on any formal remediation plan. That extension expired in the third quarter of 1998. After the extension expired, the petroleum company had another 90 days to file its remediation plan. In November, 1998, the Bank executed a purchase agreement for the sale of the property. The contract outlined a due diligence clause on behalf of the buyers to investigate the EPA, wetland and flood plane analysis. The results of these studies would be made available to the Bank and based on their outcome, the developer would have the opportunity to negate the purchase contract. The analyses have been delayed by the petroleum company, with no further progress by the end of 1998. Should the contract expire before the analyses are reviewed, the Bank will work to execute an extension of the agreement. Estimated cleanup costs, should they become the responsibility of the Bank, are not material to the business or financial condition of the Bank and have been set up as an allowance against the property's value on the Corporation's consolidated balance sheet.

        EMPLOYEES

        As of December 31, 1998, UNB Corp. and its subsidiaries had 298 full-time employees and 50 part-time employees. UNB Corp. and its subsidiaries are not a party to any collective bargaining agreement and management considers its relationship with its employees to be good.

d.      FINANCIAL INFORMATION ABOUT FOREIGN AND DOMESTIC OPERATIONS AND EXPORT
        SALES

        UNB Corp. and its subsidiaries do not have any offices located in foreign countries and they have no foreign assets, liabilities, or related income and expense for the years presented.

e.      STATISTICAL DISCLOSURE

        The following section contains certain financial disclosures related to the

        Registrant as required under the Securities and Exchange Commission's Industry Guide 3, "Statistical Disclosures by Bank Holding Companies", or a specific reference as to the location of the required disclosures in the Registrant's 1998 Annual Report to Shareholders, portions of which are incorporated in this Form 10-K by reference.

                       UNB CORP.'S STATISTICAL INFORMATION


I. DISTRIBUTION OF ASSETS, LIABILITIES, AND SHAREHOLDERS' EQUITY; INTEREST RATES AND INTEREST DIFFERENTIAL

A.      The average balance sheet information and the related analysis of net
&       interest earnings for the years ending December 31, 1998, 1997 and 1996
B. are included in Table 4 - "Average Balance Sheet and Related Yields", within Management's Discussion and Analysis of Financial Condition and Results of Operations found on page 40 of the Registrant's 1998 Annual Report to Shareholders and is incorporated into this Item I by reference.

        All interest is reported on a fully taxable equivalent basis using a marginal tax rate of 35%. Nonaccruing loans, for the purpose of the computations, are included in the daily average loan amounts outstanding. Loan fees in the amount of $3,025,000, $3,108,000 and $3,478,000 are included in interest on loans for the years ended December 31, 1998, 1997, and 1996.

C. Tables setting forth the effect of volume and rate changes on interest income and expense for the years ended December 31, 1998 and 1997 are included in Table 2 - "Changes in Net Interest Differential - Rate/Volume Analysis", within Management's Discussion and Analysis of Financial Condition and Results of Operations found on Page 38 of UNB Corp.'s 1998 Annual Report to Shareholders and is incorporated into this
        Item I by reference. For purposes of these tables, changes in interest due to volume and rate were determined as follows:

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


II.    INVESTMENT PORTFOLIO

A.     Investment Securities

       The carrying value of investment and mortgage-backed securities at the dates indicated are summarized below:

                                                               December 31,
       (Dollars in thousands)                         1998         1997         1996
                                                      ----         ----         ----

U.S. Treasury securities and securities
  of U.S. government agencies and corporations       $ 34,309   $ 53,637   $ 75,817
Obligations of states and political subdivisions         --          951      1,051
Mortgage-backed securities                             81,504     67,845     42,907
Other securities                                       18,636     18,405     13,111
                                                     --------   --------   --------
   Total investment and mortgage-backed securities   $134,449   $140,838   $132,886
                                                     ========   ========   ========

B. The carrying value and weighted average interest yield for each investment category listed in Part A at December 31, 1998 which are due
        (1) in one year or less, (2) after one year through five years, (3) after five years through ten years, and (4) after ten years are presented in Note 3 - Securities, found on page 25 in the Notes to Consolidated Financial Statements in UNB Corp.'s 1998 Annual Report to Shareholders and is incorporated herein by reference. The weighted average yields have been computed by dividing the total interest income adjusted for amortization of premiums or accretion of discount over the life of the security by the par value of the securities outstanding. The weighted average yields of tax exempt obligations are presented on a non- taxable basis, prior to adjustment to a fully taxable equivalent basis or consideration of related non-deductible interest expense.

C. Excluding those holdings of the investment portfolio in U.S. Treasury securities and other agencies and corporations of the U.S. government, there were no investments in securities of any one issuer which exceeded 10% of the consolidated shareholder's equity of the Registrant at December 31, 1998.

III.    LOAN PORTFOLIO

A. Types of Loans - Total loans on the balance sheet are comprised of the following classifications at December 31,

        (Dollars in thousands)                      1998            1997         1996          1995          1994
                                                    ----            ----         ----          ----          ----
        Commercial                                $  80,618      $  84,737     $ 78,563      $  64,811     $  61,094
        Commercial real estate                       83,036         70,896       65,875         60,478        53,252
        Aircraft                                     65,530            -            -              -             -
        Residential real estate                     234,696        260,190      242,652        172,283       115,354
        Consumer loans                              207,553        214,595      230,512        221,158       182,822
                                                  ---------      ---------    ---------      ---------     ---------
         Total loans                               $671,433       $630,418     $617,602       $518,730      $412,522
                                                   ========       ========     ========       ========      ========


B. Maturities and Sensitivities of Loans to Changes in Interest Rates - The following is a schedule of contractual maturities and repayments excluding residential real estate mortgage, aircraft loans to individuals and consumer loans, as of December 31, 1998:

        (Dollars in thousands)

                                                                              Commercial, Commercial Real
                                                                             Estate and Commercial Aircraft
                                                                             ------------------------------
        Due in one year or less                                                    $  54,316
        Due after one year, but within five years                                     26,559
        Due after five years                                                         137,674
                                                                                   ---------
            Total                                                                   $218,549
                                                                                    ========


        The following is a schedule of fixed and variable rate commercial, commercial real estate and commercial related aircraft loans due after one year (variable rate loans are those loans with floating or adjustable interest rates):

        (Dollars in thousands)

                                                                                  Fixed                Variable
                                                                                  -----                --------
                                                                             Interest  Rates         Interest Rates
                                                                             --------  -----         --------------
        Total commercial, commercial real estate and
           commercial aircraft loans due after one year                        $49,601                 $114,632

C.      Risk Elements

        1. Nonaccrual, Past Due and Restructured Loans - The following schedule summarizes nonaccrual, past due, and restructured loans:

              (Dollars in thousands)            1998      1997      1996    1995     1994
                                                -----     ----      ----    ----     ----
              Nonaccrual loans                  $1,300   $  854   $  708   $1,066   $1,039
              Accrual loans past due 90 days       187       91      130      254       19
              Restructured loans                   203      424      237      212      375
                                                ------   ------   ------   ------   ------
                  Total                          1,690    1,369    1,075    1,532    1,433
              Potential problem loans            2,147    1,722    1,699    1,075    5,386
                                                ------   ------   ------   ------   ------
                   Total                        $3,837   $3,091   $2,774   $2,607   $6,819
                                                ======   ======   ======   ======   ======

              For the year ended December 31, 1998, $23,000 of interest income would have been earned under the original terms of those loans classified as nonaccrual. The policy for placing loans on nonaccrual status is to cease accruing interest on loans when management believes that the collection of interest is doubtful, or when loans are past due as to principal or interest 90 days or more. Consumer installment loans not secured by real estate are kept on accrual status until they become 120 days past due at which time they are charged off. The loans must be brought current and kept current for six consecutive months before being removed from nonaccrual status. When loans are charged-off, any accrued interest recorded in the current fiscal year is charged against interest income. The remaining balance is treated as a loan charge-off.

              At December 31, 1998, loans totaling $660 thousand were classified as impaired. All loans classified as impaired at December 31, 1998 were also classified as nonaccrual loans, and therefore the adoption of SFAS No. 114 and SFAS NO. 118 had no effect on the comparability of non-performing assets at December 31, 1998 to prior periods.

        2. Potential Problem Loans - As shown in the table above, at December 31, 1998, there are approximately $2.1 million of loans not otherwise identified which are included on management's watch list. Management's watch list includes both loans which management has some doubt as to the borrowers' ability to comply with the present repayment terms and loans which management is actively monitoring due to changes in the borrowers financial condition. These loans and their potential loss exposure have been considered in management's analysis of the adequacy of the allowance for loan losses.

        3. Foreign Outstandings - There were no foreign outstandings at December 31, 1998, 1997, or 1996.

        4. Loan Concentrations - As of December 31, 1998, indirect installment loans comprise 21.1% of total loans outstanding. The dealer network from which indirect consumer paper was purchased in 1998 included 131 dealers, the largest of which was responsible for 9.6% of paper bought in 1998. There are no additional concentrations of loans greater than 10% of total loans which are not otherwise disclosed as a category of loans pursuant to Item III. A. above. Also refer to the Note 1, Concentrations of Credit Risk, found on Page 23 of the 1998 Annual Report incorporated herein by reference.

        5. No material amount of loans that have been classified by regulatory examiners as loss, substandard, doubtful, or special mention have been excluded from the amounts disclosed as nonaccrual, past due 90 days or more, restructured, or potential problem loans.

D. Other Interest Bearing Assets - As of December 31, 1998, there are no other interest bearing assets that would be required to be disclosed under Item III C.1 or 2 if such assets were loans. UNB Corp. had Other Real Estate Owned at December 31, 1998, in the amount of $449,000.


IV.     SUMMARY OF LOAN LOSS EXPERIENCE

A. The following schedule presents an analysis of the allowance for loan losses, average loan data, and related ratios for the years ended December 31,

         (Dollars in thousands)                      1997        1996        1996        1995       1994
                                                     ----        ----        ----        ----       ----
        Average loans outstanding during the
          period (net of unearned income)          $651,320    $629,514    $582,418    $464,314    $385,618
                                                   ========    ========    ========    ========    ========
        Allowance for loan losses
          at beginning of year                     $  9,650    $  8,335    $  7,242    $  6,348    $  6,056
        Loans charged off:
          Commercial                                    125         258         106          26          13
          Commercial real estate                       --          --          --            20          52
          Aviation                                     --          --          --          --          --
          Residential real estate                       135          15         156          71           3
          Consumer loans                              2,137       2,638       2,900       1,441       1,095
                                                   --------    --------    --------    --------    --------
               Total charge-offs                      2,397       2,911       3,162       1,558       1,163
        Recoveries:
          Commercial                                     46         190           5          29          52
          Commercial real estate                       --             8          39          26           7
          Aviation                                     --          --          --          --          --
          Residential real estate                       135          86          71          71          11
          Consumer loans                                990       1,013       1,000         576         365
                                                   --------    --------    --------    --------    --------
        Total recoveries                              1,171       1,297       1,115         702         435
                                                   --------    --------    --------    --------    --------
        Net charge-offs                               1,226       1,614       2,047         856         728
        Provision for loan loss
          charged to operations                       2,748       2,929       3,140       1,750       1,020
                                                   --------    --------    --------    --------    --------
        Allowance for loan losses at end of year   $ 11,172    $  9,650    $  8,335    $  7,242    $  6,348
                                                   ========    ========    ========    ========    ========
        Ratio of net charge-offs to average
          loans, net of unearned income                0.19%       0.26%       0.35%       0.18%       0.19%
                                                   ========    ========    ========    ========    ========


         The allowance for loan losses balance and the provision charged to expense are judgmentally determined by Management based upon the periodic review of the loan portfolio, an analysis of impaired loans, past loan loss experience, economic conditions, anticipated loan portfolio growth, and various other circumstances which are subject to change over time. In making this judgment, Management reviews selected large loans as well as delinquent loans, nonaccrual loans, problem loans, and loans to industries experiencing economic difficulties. The collectibility of these loans is evaluated after considering the current financial position of the borrower, the estimated market value of the collateral, guarantees, and the Company's collateral position versus other creditors. Judgments, which are necessarily subjective, as to the probability of loss and the amount of such loss, are formed on these loans, as well as other loans in the aggregate. The reduction in provision from 1997 to 1998 was a result of slower, more selective loan growth in 1998 coupled with the decrease in net charge-offs.

B. The following schedule is a breakdown of the allowance for loan losses allocated by type of loan and related ratios:

                                     Allocation of the Allowance for Loan Losses
                                     -------------------------------------------

                                              Percentage                  Percentage
                                               of Loans                   of Loans
                                                in Each                   in Each
                                    Allowance  Category to   Allowance   Category to
                                     Amount    Total Loans    Amount     Total Loans
                                    -------    -----------   ---------   ------------

         (Dollars in thousands)
                                     December 31, 1998         December 31, 1997
                                    --------------------     ----------------------
Commercial                          $ 4,899         12.0%    $ 3,344         13.5%
Commercial real estate                1,921         12.4         781         11.2
Aviation                                611          9.8        --           --
Residential real estate                 235         34.9         261         41.3
Consumer                              2,082         30.9       2,316         34.0
Unallocated                           1,424         --         2,948         --
                                    -------      -------     -------      -------
    Total                           $11,172        100.0%    $ 9,650        100.0%
                                    =======      =======     =======      =======

                                      December 31, 1996        December 31, 1995
                                    ----------------------   ----------------------

Commercial                          $ 2,064         12.7%    $ 2,160         12.5%
Commercial real estate                  663         10.7         782         11.7
Aviation                               --           --          --           --
Residential real estate                 244         39.3         129         33.2
Consumer                              4,420         37.3       2,174         42.6
Unallocated                             944         --         1,997         --
                                    -------      -------     -------      -------
    Total                           $ 8,335        100.0%    $ 7,242        100.0%
                                    =======      =======     =======      =======


                                      December 31, 1994
                                      -----------------
Commercial                          $ 1,660         14.9%
Commercial real estate                  840         13.0
Aviation                               --           --
Residential real estate               1,257         28.2
Consumer                              2,129         43.9
Unallocated                             462         --
                                     -------      -------
    Total                           $ 6,348        100.0%
                                    =======       =======

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

         At December 31, 1998 and 1997 there was no specific allocation to any loan category in connection with the adoption of SFAS No. 114 due to the adequacy of the collateral values relative to the balance of impaired loans outstanding at year-end 1998 and 1997. At December 31, 1996, $135,000 was specifically allocated to commercial loans in connection with the adoption of SFAS No. 114.

         While management's periodic analysis of the adequacy of the allowance for loan loss may allocate portions of the allowance for specific problem loan situations, the entire allowance is available for any loan charge-offs that occur.

V.       DEPOSITS

         The following is a schedule of average deposit amounts and average rates paid on each category for the periods included:

         (Dollars in thousands)                             Years Ended December 31,
                                              ----------------------------------------------------
                                                  1998                         1997                        1996
                                                  ----                         ----                        ----
                                          Amount        Rate           Amount        Rate           Amount        Rate
                                          ------        ----           ------        ----           ------        ----
         Noninterest bearing
            demand deposits              $  89,305        -            $ 76,523        -            $ 71,263      -
         Interest bearing
            demand deposits                 79,669      1.58%            72,770      1.68%            71,078       1.98%
         Savings                           197,971      3.42            174,789      3.14            157,662       2.85
         Certificates and other
            time deposits                  295,555      5.67            290,854      5.76            271,351       5.73
                                          --------                     --------                     --------
                                          $662,500                     $614,936                     $571,354
                                          ========                     ========                     ========

         The following table summarizes time deposits issued in amounts of $100,000 or more as of December 31, 1998 by time remaining until maturity:

         (Dollars in thousands)

         Maturing in:

                  Under 3 months                    $ 15,461
                  Over 3 to 6 months                  13,719
                  Over 6 to 12 months                 12,940
                  Over 12 months                       7,804
                                                    --------
                                                    $ 49,924
                                                    ========

VI.      RETURN ON EQUITY AND ASSETS

         Information required by this section is incorporated by reference to the information appearing in the table under the caption "Five-Year Summary of Selected Data" located on Page 51 of UNB Corp's 1998 Annual Report to Shareholders.

VII.     SHORT-TERM BORROWING

         Information required by this section is found in Note 7 - "Short-term Borrowings" on Page 27 of UNB Corp.'s 1998 Annual Report to Shareholders, incorporated herein by reference.

ITEM 2 - PROPERTIES

         UNB CORP.
         UNB Corp.'s executive offices are located on the second floor of the United Bank Plaza, at 220 Market Avenue, South, Canton, Ohio which is leased from 220 Market Avenue Tenancy (Market Avenue, LLC).

         UNITED NATIONAL BANK & TRUST CO.
         The executive offices, various administrative offices and the main branch of United National Bank & Trust Co. are located in 21,800 square feet of the United Bank Building at 220 Market Avenue, S., Canton, Ohio. This property is leased from 220 Market Avenue Tenancy (Market Avenue, LLC) through 2003 with five three-year options extending through the year 2018. The properties occupied by eleven of the Bank's branches are owned by the Bank, while properties occupied by its remaining nine branches are leased with various expiration dates running through the year 2021 with renewal options. The Bank owned location of the Uniontown branch which closed in October, 1998, is currently unoccupied and available for sale. In addition to the leased branch locations, the Bank also leases the office space occupied by the Mortgage Loan Department at 4895 Portage Street, N.W. in North Canton, Ohio. The term of this lease runs through March, 2007.

         United Bank Center, at 624 Market Avenue, N., Canton, Ohio, is owned by the Bank and houses various administrative and operational departments of the Bank. The second floor of this building which was previously leased, is now vacant and will be renovated in the second quarter of 1999 to become the location of several administrative departments of the Bank now located in the United Bank Building at 153 Lincoln Way, Massillon, Ohio. This building, previously owned by the Bank, was donated to the City of Massillon in 1998 with a lease back arrangement for the branch facility located there. There is no mortgage debt owing on any of the above property owned by the Bank.

         The Aircraft Finance Group has four office locations, all of which are leased with various expiration dates in 1999 and 2000. This group is headquartered in offices at the Akron/Canton Airport and includes three regional offices located in Wichita, Kansas; Sacramento, California; and Orlando, Florida.

         UNITED BANC FINANCIAL SERVICES, INC.
         United Banc Financial Services, Inc. has two office locations, one in the Portage and Frank area of North Canton, Ohio and the other on Whipple Avenue in the Belden Village area of Canton, Ohio. Both locations are leased, with expiration dates of 2002 and 2003, respectively. In addition, a third office will be opening in the first quarter of 1999 in the City of Green in southern Summit County.

         A listing of all corporate locations is found under the caption "Locations" found on page 14 of UNB Corp.'s 1998 Annual Report to Shareholders, and is incorporated herein by reference. The facilities owned or leased by UNB Corp. and its subsidiaries are considered by management to be satisfactory for its current operations.

ITEM 3 - LEGAL PROCEEDINGS

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

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         During the fourth quarter of the year ended December 31, 1998, one matter was submitted to a vote of security holders at a Special Meeting of Shareholders held on October 1, 1998 for the purpose of amending the Articles of Incorporation to increase the number of no par value Common Shares that the Corporation is authorized to issue from 15,000,000 to 50,000,000. The purposes for increasing the number of authorized Common Shares were to have additional shares available for issuance in the future for stock splits, stock dividends, acquisitions, shareholders' rights plans, and other corporate purposes. The additional shares may be issued on authorization of the Board of Directors without further approval of Shareholders, except as may be required by law. The Board of Directors had no present agreements, commitments, or understandings for the issuance of any such shares, with the exception of shares which may be issued pursuant to the 1987 Stock Option and Performance Unit Plan, the UNB Corp. 1997 Stock Option Plan, or the 1989 Dividend Reinvestment Plan. The adoption of the proposed amendment required the affirmative vote of the holders of 66-2/3% of the outstanding shares of the Corporation. Shareholders of record at the close of business July 30, 1998, were entitled to notice of and to vote at the meeting. Total outstanding shares as of close of business July 30, 1998 were 5,732,435. Affirmative shares required for passage were 3,821,623. Shareholders approved the amendment. The results of the voting were as follows:

                  For               Against          Abstain       Total
                  ---               -------          -------       -----
                5,024,843           99,739            10,920     5,135,502
                  (87.66%)           (1.74%)           (0.19%)      (89.59%)

         Percentages indicate the shares voted as a percentage of shares outstanding. Based on the results of the vote, a Certificate of Amendment to the Corporation's Articles of Incorporation was filed with the Secretary of the State of Ohio.

                                     PART II

ITEM 5 - MARKET PRICE OF AND DIVIDENDS ON THE COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

         Shares of the Common Stock of UNB Corp. are traded on the over-the-counter market primarily with brokers in the Corporation's service area. The information required under this item is incorporated by reference to the information appearing under the caption "Market Price Ranges for Common Shares" located on Page 15 of the UNB Corp. 1998 Annual Report to Shareholders. In addition, attention is directed to the caption "Capital Resources" within Management's Discussion and Analysis located on page 46 of UNB Corp.'s 1998 Annual Report to Shareholders and to Note 14 - "Dividend and Regulatory Capital Requirements" located on page 31 therein. Such information is incorporated herein by reference.

ITEM 6 - SELECTED FINANCIAL DATA

         The information required under this item is incorporated by reference to the information appearing under the caption "Five Year Summary of Selected Data" located on page 51 of the 1998 Annual Report to Shareholders. See the Consolidated Statement of Changes in Shareholders' Equity on page 20 of the 1998 Annual Report to Shareholders for the reporting requirements of adoption of SFAS No. 130, "Reporting of Comprehensive Income." See Note 9 - Retirement Plans, found on page 27 of the 1998 Annual Report to Shareholders for the revised disclosures included in the financial statements required under the adoption of SFAS No. 132 "Employers' Disclosures about Pensions and Other Postretirement Benefits," which was issued in February, 1998. These items are incorporated by reference to Exhibit 13.

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         "Management's Discussion and Analysis of Financial Condition and Results of Operations" appears on pages 36 through 50 of UNB Corp.'s 1998 Annual Report to Shareholders and is incorporated herein by reference.

ITEM 7A.- QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Quantitative and Qualitative Disclosures About Market Risk specified by
         Item 305 of Regulations S-K are incorporated herein by reference to UNB Corp.'s 1998 Annual Report to Shareholders (Exhibit 13, pages 47 through 49.)

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY FINANCIAL DATA

         UNB Corp.'s Report of Independent Auditors and Consolidated Financial Statements and accompanying notes are listed below and are incorporated herein by reference to UNB Corp.'s 1998 Annual Report to Shareholders (Exhibit 13, pages 17 through 35). The supplementary financial information specified by Item 302 of Regulation S-K, selected quarterly financial data, is included in Note 19 - "Quarterly Financial Data (Unaudited)" to the consolidated financial statements found on page 35.

                         Report of Independent Auditors

                           Consolidated Balance Sheets
                           December 31, 1998 and 1997

                        Consolidated Statements of Income
                   For the three years ended December 31, 1998

                      Consolidated Statements of Changes in
                       Shareholders' Equity For the three
                          years ended December 31, 1998

                      Consolidated Statements of Cash Flows
                   For the three years ended December 31, 1998

                   Notes to Consolidated Financial Statements


ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Crowe, Chizek and Company LLP, served as independent auditors for the purpose of auditing the Corporation's Annual Consolidated Financial Statements and for the preparation of consolidated tax returns for the fiscal years ending December 31, 1998, 1997, and 1996. The appointment of independent auditors is approved annually by the Board of Directors. For the year 1999, the Board of Directors has again authorized the engagement of Crowe, Chizek and Company LLP, as independent auditors.



                                    PART III

Information relating to the following items is included in UNB Corp.'s Proxy statement and Notice of Annual Meeting of Shareholders to be held Tuesday, April 20, 1999, ("1998 Proxy Statement") dated February 19,1999, filed with the Commission on Form DEF 14-A, pursuant to Section 14(A) of the Securities Exchange Act of 1934 and is incorporated by reference into this Form 10-K Annual Report (Exhibit 22).

ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

ITEM 11 - EXECUTIVE COMPENSATION

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS



                                     PART IV

ITEM 14 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

a.       FINANCIAL STATEMENT SCHEDULES

         1.    FINANCIAL STATEMENTS
               The following consolidated financial statements of the Registrant appear in the 1998 Annual Report to Shareholders (Exhibit 13) on the pages referenced and are specifically incorporated by reference under
               Item 8 of this Form 10-K:

                                                                                 Annual Report
                                                                                  Page Numbers
                                                                                  ------------
               Report of Independent Auditors                                           17
               Report of Management                                                     17
               Consolidated Balance Sheets, December 31, 1998 and 1997                  18
               Consolidated Statements of Income,
                 For the three years ended December 31, 1998                            19
               Consolidated Statements of Changes in Shareholders' Equity,
                 For the three years ended December 31, 1998                            20
               Consolidated Statements of Cash Flows,
                 For the three years ended December 31, 1998                            21
               Notes to Consolidated Financial Statements                            22-35

         2.    FINANCIAL STATEMENT SCHEDULES

               Financial statement schedules are omitted as they are not required or are not applicable, or the required information is included in the financial statements found in UNB Corp.'s 1998 Annual Report to Shareholders.

         3.    EXHIBITS

               Management Contracts or Arrangements (for remaining Exhibits, reference is made to the Exhibit Index which is found on Page 27 of this Form 10-K).

               Contract or Arrangement                             Reference Location
               -----------------------                             ------------------
               Change of Control Agreement of                      Form 10-K for fiscal year ended
                of Leo E. Doyle, dated                             December 31, 1997, Exhibit 10.a
                November 16, 1995

               Change of Control Agreement of                      Form 10-K for fiscal year ended
                James J. Pennetti, dated                           December 31, 1997, Exhibit 10.c
                November 16, 1995

               Change of Control Agreement of                      Form 10-K for fiscal year ended
                Robert M. Sweeney, dated                           December 31, 1997, Exhibit 10.d
                November 16, 1995

               UNB Corp. 1997 Stock Option Plan                    Form DEF 14-A, dated April 15, 1997,
                                                                   Appendix A

               Amendment to the Change of Control                  Form 10-K for fiscal year ended
                Agreement of Leo E. Doyle,                         December 31, 1997, Exhibit 10.f
                dated January 16, 1997

               Amendment to the Change of                          Form 10-K for fiscal year ended
                Control Agreement of                               December 31, 1997, Exhibit 10.h
                James J. Pennetti,
                dated January 16, 1997

               Contract or Arrangement                               Reference Location
               -----------------------                               ------------------
               Amendment to the Change of                             Form 10-K for fiscal year ended
                Control Agreement of                                  December 31, 1997, Exhibit 10.i
                Robert M. Sweeney,
                dated January 16, 1997

               Employment Contract by and                             Form 10-K for fiscal year ended
                between Roger L. Mann and                             December 31, 1997, Exhibit 10.k
                UNB Corp. and United National
                Bank and Trust Co., dated
                April 17, 1997

               Change of Control Agreement of                         Form 10-K for fiscal year ended
                Charles J. Berry, dated                               December 31, 1997, Exhibit 10.l
                May 15, 1997

               Change of Control Agreement of                         Form 10-K for fiscal year ended
                Roger L. Mann, dated                                  December 31, 1997, Exhibit 10.m
                June 1, 1997

               Amendment to the Change of                             Form 10-K for fiscal year ended
                Control Agreement of Roger L.                         December 31, 1997, Exhibit 10.n
                Mann, dated December 10, 1997

               Amendment to the Change of                             Form 10-K for fiscal year ended
                Control Agreement of Leo E.                           December 31, 1997, Exhibit 10.o
                Doyle, dated December 10, 1997

               Amendment to the Change of                             Form 10-K for fiscal year ended
                Control Agreement of James J.                         December 31, 1997, Exhibit 10.p
                Pennetti, dated December 10, 1997

               Amendment to the Change of                             Form 10-K for fiscal year ended
                Control Agreement of Robert                           December 31, 1997, Exhibit 10.q
                M. Sweeney, dated
                December 10, 1997


b.        REPORTS ON FORM 8-K

          One report on Form 8-K was filed during the last quarter of the year ending December 31, 1998. The report, filed October 15, 1998, reported the declaration by the Board of Directors of UNB Corp. of a dividend of one common share purchase right for each outstanding common share, no par value. The dividend was payable on October 26, 1998 to shareholders of record on that date. Each Right entitles the registered holder to purchase from the Corporation one common share, without par value, of the Corporation at a price of $60.00, subject to adjustment. The description and terms of the Rights are set forth in a Rights Agreement dated as of October 15, 1998, between the Corporation and United National Bank & Trust Company, as Rights Agent. The Rights Agreement sets forth the circumstances under which the Rights certificates will be distributed. A copy of the Rights Agreement was filed with the Form 8-K as Exhibit 99.1.

c)        Exhibits

          See the Exhibit Index which appears following the Signatures section of this report.

d)        Financial Statements

          See subparagraph (a)(1) above.

                                   SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    UNB Corp.


                                     By /s/ Roger L. Mann
                                       ---------------------------------------
                                         Roger L. Mann, President and Chief
                                         Executive Officer

                                      Date   3/11/99
                                          -----------------------------------


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

         Signature                 Title                  Date
         ---------                 -----                  ----


/s/ Roger L. Mann             President, Chief       3/11/99
--------------------------    Executive Officer    -----------------------
    Roger L. Mann            (Principal Executive
                              Officer) and Director


/s/ James J. Pennetti         Vice President         3/11/99
--------------------------    and Treasurer        -----------------------
    James J. Pennetti         (Principal Financial
                              and Accounting Officer)


/s/ Donald W. Schneider       Chairman of             3/11/99
--------------------------    the Board and        -----------------------
    Donald W. Schneider       Director



     absent                      Director
---------------------------                         -----------------------
    Louis V. Bockius III


/s/ E. Lang D'Atri               Director              3/11/99
---------------------------                         -----------------------
    E. Lang D'Atri




/s/ Robert J. Gasser             Director               3/11/99
---------------------------                         -----------------------
   Robert J. Gasser

/s/ Nan Johnston                Director               3/11/99
---------------------------                         -----------------------
    Nan Johnston




/s/ Edgar W. Jones, Jr          Director               3/11/99
---------------------------                         -----------------------
   Edgar W. Jones, Jr.




      absent                     Director
---------------------------                         -----------------------
  Harold M. Kolenbrander, Ph.D.




/s/  Russell W. Maier            Director               3/11/99
---------------------------                         -----------------------
     Russell W. Maier




/s/ Robert L. Mang               Director               3/11/99
---------------------------                         -----------------------
    Robert L. Mang




      absent                     Director
---------------------------                         -----------------------
  James A. O'Donnell




      absent                     Director
---------------------------                         -----------------------
  E. Scott Robertson




/s/ Marc L. Schneider            Director               3/11/99
---------------------------                         -----------------------
    Marc L. Schneider



/s/  Abner A. Yoder              Director               3/11/99
---------------------------                         -----------------------
     Abner A. Yoder

                                  EXHIBIT INDEX
                                  -------------

Regulation S-K
Exhibit Number                 Exhibit Description
--------------         -----------------------------------

       11 Statement regarding Computation of Per Share Earnings (included in Note 1 to the Consolidated Financial Statements, 1998 Annual Report to Shareholders under the caption "Earnings and Dividends Declared Per Share").

       13 UNB Corp. Annual Report to Shareholders for the Fiscal Year Ended December 31, 1998.

       21 Subsidiaries of the Registrant (exhibit is filed herewith).

       22.a Proxy Statement of UNB Corp. and Notice for the Annual Meeting of Shareholders on April 20, 1999, dated February 19, 1999. (Incorporated by reference to Form DEF 14.A filed by UNB Corp., dated February 19, 1999).

       22.b Proxy Statement of UNB Corp. and Notice of Special Meeting of Shareholders on October 1, 1998 dated August 17, 1998. (Incorporated by reference to Form DEF 14.A filed by UNB Corp., dated August 17, 1998).

       27 Financial Data Schedule for 1998(submitted as part of electronic filing only)