Form 10-Q
period 1999-03-31
UNB CORP/OH
filed 1999-05-14
CIK 746481

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q



[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   March 31, 1999
                              --------------------

Commission file number 0-13270


                                   UNB CORP.
            --------------------------------------------------------
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

                                  Yes   X   No
                                       ----     ----


       Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

Common Stock, $1.00 Stated Value                  Outstanding at April 30, 1999
                                                  10,865,947 Common Shares

                                    UNB CORP.

                                    FORM 10-Q

                          QUARTER ENDED MARCH 31, 1999


                         PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

        Interim financial information required by Rule 10-01 of Regulation S-X (17 CFR Part 210) is included in this Form 10Q as referenced below:


                                                                        Page
                                                                      Number(s)
                                                                      ---------

        Consolidated Balance Sheets                                       1

        Consolidated Statements of Income                                 2

        Consolidated Statements of Comprehensive Income                   3

        Condensed Consolidated Statements of Changes in
         Shareholders' Equity                                             4

        Consolidated Statements of Cash Flows                             5

        Notes to the Consolidated Financial Statements                 6-12

Item 2 - Management's Discussion and Analysis of Financial
         Condition and Results of Operations                          13-24

Item 3 - Quantitative and Qualitative Disclosures About
         Market Risk                                                  25-28


                           PART II - OTHER INFORMATION

Item 4 - Submission of Matters to a Vote of Security Holders             29

Item 5 - Other Information                                               29

Item 6 - Exhibits and Reports on Form 8-K                                29

Signatures                                                               29

                                 U N B   C O R P.
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)


(In thousands except per share data)                                     MARCH 31,  December 31,
                                                                           1999         1998
                                                                       -------------------------
ASSETS
Cash and cash equivalents                                               $  27,626    $  28,195
Federal funds sold                                                         12,900       12,300
Interest bearing deposits with banks                                          162          554
Securities, net (Fair value:
     $51,893 and $52,950, respectively)(Note 2)                            51,893       52,945
Mortgage-backed securities (Fair value:
     $76,789 and $81,529, respectively)(Note 2)                            76,765       81,504
Loans originated and held for sale                                          3,375        6,772
Loans:
       Total loans (Notes 3 and 6)                                        679,171      671,433
       Less allowance for loan losses (Note 4)                            (11,756)     (11,172)
-----------------------------------------------------------------------------------------------
             Net loans                                                    667,415      660,261
Premises and equipment, net                                                10,886       11,152
Intangible assets                                                           4,084        4,333
Accrued interest receivable and other assets                                8,526       10,727
-----------------------------------------------------------------------------------------------
          TOTAL ASSETS                                                  $ 863,632    $ 868,743
===============================================================================================

LIABILITIES
Deposits:
       Noninterest bearing deposits                                     $  89,653    $ 102,101
       Interest bearing deposits                                          594,673      583,393
-----------------------------------------------------------------------------------------------
        Total deposits                                                    684,326      685,494
Fed funds purchased and short-term borrowings                              60,217       61,311
Federal Home Loan Bank advances and capital lease (Note 6)                 40,803       41,571
Accrued taxes, expenses and other liabilities                               7,696        8,665
-----------------------------------------------------------------------------------------------
       TOTAL LIABILITIES                                                  793,042      797,041

SHAREHOLDERS' EQUITY
Common stock ($1.00 stated value, 50,000,000 shares authorized;
      11,646,324 and 11,646,362 issued and outstanding, respectively)      11,646       11,646
Paid-in capital                                                            29,311       30,872
Retained earnings                                                          41,473       38,049
Unrealized gain on securities available for sale, net of tax                2,061        2,284
Treasury stock, 690,979 and 547,446 shares at cost                        (13,901)     (11,149)
-----------------------------------------------------------------------------------------------
       TOTAL SHAREHOLDERS' EQUITY                                          70,590       71,702
-----------------------------------------------------------------------------------------------
       TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                       $ 863,632    $ 868,743
===============================================================================================


               See Notes to the Consolidated Financial Statements

                                 U N B   C O R P.
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)


(In thousands except per share data)                        THREE MONTHS ENDED
                                                                 MARCH 31,
                                                        -------------------------
                                                            1999          1998
                                                        -----------   -----------
INTEREST INCOME:
     Interest and fees on loans:
          Taxable                                       $    14,165   $    13,675
          Tax exempt                                             27            37
     Interest and dividends on investments
           & mortgage-backed securities:
          Taxable                                             1,964         2,111
          Tax exempt                                              0            10
     Interest on bank deposits and federal funds sold           124           219
---------------------------------------------------------------------------------
          Total interest income                              16,280        16,052
---------------------------------------------------------------------------------

INTEREST EXPENSE:
     Interest on deposits                                     5,864         6,211
     Interest on short-term borrowings                          678           701
     Interest on FHLB advances                                  607           465
---------------------------------------------------------------------------------
          Total interest expense                              7,149         7,377
---------------------------------------------------------------------------------

NET INTEREST INCOME                                           9,131         8,675
PROVISION FOR LOAN LOSSES (NOTE 4)                              730           691
---------------------------------------------------------------------------------
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES           8,401         7,984

OTHER INCOME:
     Service charges on deposits                                660           702
     Trust Department income                                  1,099           992
     Other operating income                                     455           389
     Securities gains, net                                    4,177           786
     Gains on loans originated for resale and sold              291           249
---------------------------------------------------------------------------------
          Total other income                                  6,682         3,118
---------------------------------------------------------------------------------

OTHER EXPENSES:
     Salary, wages and benefits                               3,569         3,251
     Occupancy                                                  417           333
     Equipment                                                  919           868
     Other operating expense                                  3,308         2,717
---------------------------------------------------------------------------------
          Total other expenses                                8,213         7,169
---------------------------------------------------------------------------------


INCOME BEFORE INCOME TAXES                                    6,870         3,933
PROVISION FOR INCOME TAXES                                    2,348         1,352
---------------------------------------------------------------------------------
     NET INCOME                                         $     4,522   $     2,581
=================================================================================
EARNINGS PER SHARE (NOTE 1):
     Basic                                              $      0.41   $      0.23
     Diluted                                            $      0.40   $      0.22
=================================================================================

DIVIDENDS PER SHARE (NOTE 1)                            $     0.100   $     0.085
=================================================================================

WEIGHTED AVERAGE SHARES OUTSTANDING (NOTE 1):
     Basic                                               11,028,118    11,568,409
     Diluted                                             11,181,032    11,816,536
=================================================================================




               See Notes to the Consolidated Financial Statements

                                 U N B   C O R P.
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                    UNAUDITED


(In thousands)                                    THREE MONTHS ENDED
                                                       MARCH 31,
                                                  ------------------
                                                    1999       1998
                                                  -------    -------

Net Income                                        $ 4,522    $ 2,581

Other comprehensive income, net of tax
  Unrealized gains/(losses) on securities:
    Unrealized gains/(losses) arising
      during the period                             2,493         36
    Less: Reclassified adjustment for
      accumulated gains/(losses)
      included in net income                        2,715        511
                                                  -------    -------
       Unrealized gains/(losses) on securities       (222)      (475)
                                                  -------    -------
Comprehensive income                              $ 4,300    $ 2,106
                                                  =======    =======





             See the Notes to the Consolidated Financial Statements

                                   U N B CORP.
      CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                                   (UNAUDITED)



(In thousands except per share data)
                                                                     THREE MONTHS ENDED
                                                                    3/31/99     3/31/98
                                                                    --------    --------

         Balance at beginning of period                             $ 71,702    $ 76,520

         Net Income                                                    4,522       2,581

         Common stock issued                                               0          64

         Cash dividends $0.100 and $0.085 per share, respectively     (1,098)       (983)

         Treasury stock purchases                                     (6,764)       (463)

         Treasury stock sales                                          2,450         276

         Change in market value on investment securities
            available for sale, net of deferred taxes                   (222)       (475)
                                                                    --------    --------
         Balance at end of period                                   $ 70,590    $ 77,520
                                                                    ========    ========




               See Notes to the Consolidated Financial Statements

                                    UNB CORP.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                                           THREE MONTHS ENDED
(In thousands)                                                                                  MARCH 31,
                                                                                            1999         1998
                                                                                            ----         ----
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income                                                                          $  4,522    $  2,581
     Adjustments to reconcile net income to net cash from operating activities:
          Depreciation and amortization                                                       356         327
          Provision for loan losses                                                           730         691
          Net securities gains                                                             (4,177)       (786)
          Net amortization/(accretion) on securities                                            7         (43)
          Amortization of intangible assets                                                   249         252
          Loans originated for resale                                                     (14,054)    (14,684)
          Proceeds from sale of loan originations                                          17,741      13,403
     Changes in:
          Interest receivable                                                                  70        (130)
          Interest payable                                                                   (345)       (215)
          Other assets and liabilities, net                                                 1,629        (979)
          Deferred income                                                                      (2)          2
--------------------------------------------------------------------------------------------------------------
            Net cash from operating activities                                              6,726         419
--------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Net change in interest bearing deposits with banks                                       392       1,013
     Net increase in funds sold                                                              (600)    (10,425)
     Investment and mortgage-backed securities:
          Proceeds from sales of securities available for sale                              8,932       1,843
          Proceeds from maturities of securities available for sale                        15,555      21,300
          Purchases of securities held to maturity                                           (125)       (120)
          Purchases of securities available for sale                                      (19,500)    (25,108)
          Purchases of mortgage-backed securities available for sale                       (9,974)     (9,537)
          Principal payments received on mortgage-backed securities held to maturity          648       1,589
          Principal payments received on mortgage-backed securities available for sale     14,083       2,722
     Net (increase)/decrease in loans made to customers                                    (8,191)      4,576
     Purchases of premises and equipment, net                                                 (90)       (173)
     Principal payments received under leases                                                  17          72
--------------------------------------------------------------------------------------------------------------
            Net cash from investing activities                                              1,147     (12,248)
--------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Net (decrease)/increase in deposits                                                   (1,168)     13,227
     Cash dividends paid, net of shares issued through dividend reinvestment               (1,098)       (983)
     Purchase of treasury stock                                                            (6,764)       (463)
     Sales of treasury stock                                                                2,450         276
     Proceeds from issuance of stock                                                            0          64
     Net increase (decrease) in short-term borrowings                                      (1,094)      8,716
     Repayments of FHLB advances                                                             (756)     (6,275)
     Repayments on capital lease                                                              (12)        (10)
--------------------------------------------------------------------------------------------------------------
            Net cash from financing activities                                             (8,442)     14,552
--------------------------------------------------------------------------------------------------------------

NET CHANGE IN CASH AND CASH EQUIVALENTS                                                      (569)      2,723

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                                             28,195      28,998
--------------------------------------------------------------------------------------------------------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                               $ 27,626    $ 31,721
==============================================================================================================

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

These interim financial statements are prepared without audit and reflect all adjustments of a normal recurring nature which, in the opinion of management, are necessary to present fairly the consolidated financial position of UNB Corp. at March 31, 1999, and its results of operations and cash flows for the periods presented. The accompanying consolidated financial statements do not purport to contain all the necessary financial disclosures required by generally accepted accounting principles that might otherwise be necessary in the circumstances. The Annual Report for UNB Corp. for the year ended December 31, 1998, contains consolidated financial statements and related notes which should be read in conjunction with the accompanying consolidated financial statements.

For consolidated financial statement classification and cash flow reporting purposes, cash and cash equivalents include currency on hand and non-interest bearing deposits with banks. For the quarters ended March 31, 1999, and March 31, 1998, UNB Corp. paid interest in the amount of $7,494 and $7,592, respectively. For the quarter ended March 31, 1999, there were no federal income taxes paid. For the quarter ended March 31, 1998, federal income taxes paid totaled $70.

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

Basic and diluted earnings per share are computed under the provisions of SFAS No. 128, "Earnings Per Share." Basic earnings per share are based on net income divided by the weighted average number of shares outstanding during the period. Diluted earnings per share show the dilutive effect of additional common shares issuable under stock options assuming the exercise of stock options less the treasury shares assumed to be purchased from the proceeds using the average market price of UNB Corp.'s stock for the periods presented.

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


Note 2 - Investment Securities
------------------------------

The amortized cost and estimated fair value of the investment and mortgage-backed securities, available for sale and held to maturity, as presented on the consolidated balance sheet at March 31, 1999, and December 31, 1998, are as follows:

                                    UNB CORP.
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)
       ------------------------------------------------------



                                                          March 31, 1999
                                            -------------------------------------------
                                                          Gross     Gross     Estimated
                                            Amortized  Unrealized Unrealized     Fair
                                               Cost       Gains     Losses      Value
                                               ----       -----     ------      -----

Securities available for sale:
    U.S. Treasury securities                $  5,037   $     26   $     --    $  5,063
    Obligations of U.S. government
      agencies and corporations               29,955        120        (13)     30,062

Securities held to maturity:
    Corporate bonds and other debt
      securities                                 750         --         --         750
                                            --------   --------   --------    --------
         Total debt securities                35,742        146        (13)     35,875
Equity securities available for sale          11,927      3,432       (349)     15,010
Asset-backed securities available
    for sale                                     999          9         --       1,008
                                            --------   --------   --------    --------
         Total investment securities          48,668      3,587       (362)     51,893

Mortgage-backed securities
    available for sale                        75,626        297       (351)     75,572
Mortgage-backed securities
    held to maturity                           1,193         24         --       1,217
                                            --------   --------   --------    --------

         Total mortgage-backed securities     76,819        321       (351)     76,789
                                            --------   --------   --------    --------

         Total investment and mortgage-
            backed securities               $125,487   $  3,908   $   (713)   $128,682
                                            ========   ========   ========    ========



                                                          December 31, 1998
                                            ---------------------------------------------
                                                          Gross       Gross     Estimated
                                            Amortized   Unrealized  Unrealized    Fair
                                               Cost       Gains      Losses      Value
                                               ----       -----      ------      -----

Securities available for sale:
    U.S. Treasury securities                $  9,058   $     59   $    (14)   $  9,103
    Obligations of U.S. government
      agencies and corporations               25,009        200         (3)     25,206

Securities held to maturity:
      Corporate bonds and other debt
      securities                                 749          5         --         754
                                            --------   --------   --------    --------
         Total debt securities                34,816        264        (17)     35,063
Equity securities available for sale          13,550      3,325         --      16,875
Asset-backed securities available
    for sale                                     999         13         --       1,012
                                            --------   --------   --------    --------
         Total investment securities          49,365      3,602        (17)     52,950

Mortgage-backed securities
  available for sale                          79,731        311       (378)     79,664
Mortgage-backed securities
  held to maturity                             1,840         26         (1)      1,865
                                            --------   --------   --------    --------

         Total mortgage-backed securities     81,571        337       (379)     81,529
                                            --------   --------   --------    --------

         Total investment and mortgage-
            backed securities               $130,936   $  3,939   $   (396)   $134,479
                                            ========   ========   ========    ========

                                    UNB CORP.
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)
       ------------------------------------------------------

During the three month periods ended March 31, 1999 and 1998, the proceeds from sales of securities available for sale were $8,932 and $1,843, respectively. Net gains of $4,177 and $786 were recognized in those sales, respectively. There were no sales or transfers of securities classified as held to maturity.

The amortized cost and estimated fair value of debt securities at March 31, 1999, by contractual maturity, are shown below. Actual maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.


                                                   March 31, 1999
                                                       Estimated  Weighted
                                             Amortized   Fair     Average
                                                Cost     Value     Yield
                                              -------   -------    -----

Securities available for sale:
U.S. Treasuries
    Due in one year or less                   $ 3,016   $ 3,030    5.49%
    Due after one year through five years       2,021     2,033    5.49
                                              -------   -------    ----
      Total                                     5,037     5,063    5.49
                                              -------   -------    ----

U.S. Government agencies and corporations
    Due in one year or less                    16,998    17,042    5.87
    Due after one year through five years      12,957    13,020    6.04
                                              -------   -------    ----
      Total                                    29,955    30,062    5.95
                                              -------   -------    ----
                                              $34,992   $35,125    5.88%
                                              =======   =======    ====

Securities held to maturity:
Corp bonds and other debt securities
    Due after one year through five years         750       750    8.53
                                              -------   -------    ----
      Total                                   $   750   $   750    8.53%
                                              =======   =======    ====

Asset-backed securities available for sale    $   999   $ 1,008    7.00%
                                              -------   -------    ----

Mortgage-backed and collateralized
    mortgage obligations available for sale    75,626    75,572    6.29
                                              -------   -------    ----

Mortgage-backed and collateralized
    mortgage obligations held to maturity       1,193     1,217    7.49
                                              -------   -------    ----
                                              $76,819   $76,789    6.31%
                                              =======   =======    ====


At March 31, 1999, there were no holdings of securities of any one issuer, other than the U.S. government and its agencies and corporations, with an aggregate book value which exceeds 10% of shareholders' equity.

                                    UNB CORP.
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)
       ------------------------------------------------------


Note 3 - Loans
--------------

Total loans as presented on the balance sheet are comprised of the following classifications:

                                           March 31, 1999     December 31, 1998
                                           --------------     -----------------

     Commercial, financial and agricultural   $ 85,243            $ 80,618
     Commercial real estate                     81,681              83,036
     Aircraft                                   80,900              65,530
     Residential real estate                   223,444             234,696
     Consumer                                  207,903             207,553
                                              --------            --------
     Total loans                              $679,171            $671,433
                                              ========            ========

Impaired loans are as follows:

                                              March 31, 1999   December 31, 1998
                                              --------------   -----------------

     Loans with no allowance for loan
      losses allocated                            $567                $660
     Loans with allowance for loan
      losses allocated                             160                  --
     Amount of allowance allocated                 117                  --

     Average of impaired loans,
      year-to-date                                $754                $335
     Interest income recognized during
      impairment                                    12                  33
     Cash-basis interest income
      recognized year-to-date                       13                  32


At March 31, 1999 and December 31, 1998, loans on non-accrual status and/or past due more than 90 days approximated $1,666 and $1,487, respectively. The Other Real Estate Owned balance, net of allowance, was $325 and $449 at March 31, 1999 and December 31, 1998, respectively.


Note 4 - Allowance for Loan Losses
----------------------------------

A summary of activity in the allowance for loan losses for the three months ended March 31, 1999, and March 31, 1998, are as follows:

                                                                     1999          1998
                                                                     ----          ----

      Balance - January 1                                          $11,172        $9,650
      Provision charged to operating expense                           730           691
      Loans charged off, net of recoveries                            (146)         (386)
                                                                   -------        ------
      Balance - March 31                                           $11,756        $9,955
                                                                   =======        ======


Note 5 - Concentrations of Credit Risk and
------------------------------------------
         Financial Instruments With Off-Balance Sheet Risk
         -------------------------------------------------

The Corporation offers commercial and consumer credit products to customers within Stark and surrounding counties. The Corporation maintains a diversified credit portfolio, with commercial loans and leases, commercial real estate loans, aircraft loans, residential mortgage loans and consumer loans comprising 12.6%, 12.0%, 11.9%, 32.9% and 30.6%, respectively, at March 31, 1999. Indirect loans accounted for 65.3% of all consumer loans and 20.0% of total loans at March 31, 1999. The dealer

                                    UNB CORP.
        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)(continued)
        ------------------------------------------------------


network from which the indirect new and used automobile, marine and RV loans were purchased includes 75 relationships thus far in 1999, the largest of which was responsible for 14.2% of the total indirect dollar volume for the year-to-date 1999.

The Corporation is a party to financial instruments with off-balance sheet risk. These instruments are required in the normal course of business to meet the financial needs of its customers. The contract or notional amounts of these instruments are not included in the consolidated financial statements. At March 31, 1999, the contract or notional amounts of these instruments, which primarily include commitments to extend credit, standby letters of credit and financial guarantees, and interest rate swaps totaled $233,940.

At March 31, 1999, the Corporation held two interest rate swap agreements with notional amounts of $2.1 million and $17.6 million. The notional amount of an interest rate swap does not represent an amount exchanged by the parties and is not a measure of the Corporation's exposure through its use of derivatives. The amounts exchanged are determined by reference to the notional amount and the other terms of the interest rate swap. The following table summarizes the terms of each of the swaps in effect:


                                                      Swap #1                        Swap #2
                                                      -------                        -------

      Notional amount                                 $2,100                         $17,600
      Final expiration                                November 20, 2000              June 18, 2003
      Variable rate in effect
             March 31, 1999                           5.00%                          5.00%
      Fixed rate                                      2.88%                          5.86%
      Market value,
             March 31, 1999                            $47                            $(172)

Variable interest payments received are based on the three month LIBOR rate which is adjusted on a quarterly basis. The net expense from these agreements for the three month period ended March 31, 1999 was $17. For the three month period ended March 31, 1998 net income of $26 was recorded. Under the terms of these contracts, future changes in LIBOR will affect the payments received, the income or expense generated by each swap and their market value.


Note 6 - FHLB Advances and Capital Lease
----------------------------------------

The majority of long-term debt at March 31, 1999 is comprised of advances from the Federal Home Loan Bank (FHLB). Pursuant to collateral agreements with the FHLB, advances are secured by all FHLB stock and qualifying first mortgage loans.

A summary of FHLB advances outstanding is as follows:

               Maturity                    Interest Rate                    Amount
               --------------------------------------------------------------------
               1999                         5.50%-5.85%                      $2,285
               2000                            6.00%                            300
               2001                         6.10%-6.15%                       7,383
               2002                         5.95%-6.25%                      30,330
               2003                            6.25%                            350
               --------------------------------------------------------------------
               Total                                                        $40,648
               ====================================================================


                                    UNB CORP.
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)
       ------------------------------------------------------


Based on the Bank's investment in FHLB stock, the maximum dollar amount of FHLB advance borrowings available to the Bank is $147,026.

In the second quarter of 1997, the Bank entered into capital lease arrangement in order to finance the acquisition of computer hardware and related software in the amount of $252. The lease terms call for sixty monthly payments of approximately $5 with the last payment due in March, 2002. The balance outstanding at March 31, 1999 was $155.

                                    UNB CORP.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
                            -------------------------

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

INTRODUCTION
------------

The following areas of discussion pertain to the consolidated financial statements of UNB Corp. at March 31, 1999, compared to December 31, 1998, and the results of operations for the quarter ending March 31, 1999, compared to the same period in 1998. It is the intent of this discussion to provide the reader with a more thorough understanding of the consolidated financial statements and supporting schedules, and should be read in conjunction with those consolidated financial statements and schedules.

During the first quarter of 1999, UNB Corp. reapplied with the State of Ohio for a license to sell life and property and casualty insurance through its affiliate, the United Insurance Agency, Inc., which was activated in 1998. Approval from the State is not expected until late second or early third quarter of 1999. Once approval is received, it is not anticipated that the results of operations of this affiliate will have a material impact on the earnings of UNB Corp. in 1999.

UNB Corp. is not aware of any trends, events, or uncertainties that might have a material effect on the soundness of operations; neither is UNB Corp. aware of any proposed recommendations by regulatory authorities which would have a similar effect if implemented.

FINANCIAL CONDITION
-------------------

Total assets at March 31, 1999 were $863,632, a decrease of $5,111, or 0.6%, from year-end 1998. Total earning assets at March 31, 1999 of $824,266 declined by $1,242, or 0.2%, from 1998 year-end levels. The ratio of earning assets to total assets has increased from 95.0% at December 31, 1998 to 95.4% at March 31, 1999. Highly liquid balances, comprised of cash and cash equivalents, federal funds sold and interest bearing deposits with banks, showed a net decrease of $361, or less than 1.0%, from year-end 1998. Balances in the investment and mortgage-backed securities portfolios reflect a decrease of $5,791, or 4.3%, from 1998 year-end balances, primarily the result of net runoff in mortgage-backed securities and sales of available for sale U.S. treasury and equity securities. Cash flows from maturing securities were reinvested in government and agency securities eligible as collateral to pledge against borrowings and in mortgage backed securities with durations of two years for portfolio yield enhancement. Remaining liquidity from the securities portfolio was use to partially fund growth in the loan portfolios.

For the first quarter of 1999, total loans grew by $7,738, or 1.1%. Management continues to focus efforts for growth in selected segments of the loan portfolio to take advantage of the Bank's lending resources and expertise, while reducing the effects of interest rate risk found in longer term, fixed rate loans given the relative levels of current interest rates. Other considerations in the size and composition of the loan portfolio include maintaining the residential mortgage and installment loan portfolios at adequate levels to pledge as collateral against borrowing facilities at the Federal Reserve Bank and Federal Home Loan Bank as part of Year 2000 liquidity contingency plans.

The segment of the portfolio with the most significant change during the quarter was aircraft lending, with growth in outstandings of $15,370, or 23.4% from year-end levels. This growth is the result several strategies undertaken since the acquistion of the aircraft group in June, 1998. These include direct mail marketing to turbine and jet aircraft owners in October, 1998 and the development of referral relationships with aircraft dealers and brokers. In addition, a

                                    UNB CORP.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (continued)
                      -------------------------


significant portion of new volume is related to refinancing activity for aircraft upgrades which enhance collateral values. The loans are a blended rate product, which are fixed for a term of one to two years after which they become a prime plus variable rate loan, thus aiding in interest rate risk mitigation.

The commercial lending area also experienced growth of $4,625, or 5.7%, from year-end 1998 levels, mostly through advances on existing lines of credit. Highly competitive pricing for new loans in this and the commercial real estate segments has limited the ability for new loan growth without significant impact to profit margins. Because of this, commercial real estate balances have declined by $1,355, or 1.6%, from year-end 1998. Management continues to stress growth in these two areas with a strategy for geographic expansion into southern Summit and Wayne counties to build volumes with acceptable profit margins.

Residential real estate balances declined by $11,252, or 4.8%, for the first quarter of 1999. This decline was the result of continued high levels of refinancings brought on by current market rates, coupled with the Bank's aversion to the interest rate risk associated with fixed rate mortgage loans. With relatively low market rates available on mortgage loans, most of the Bank's production of fixed rate mortgages is being sold in the secondary market. During the first quarter, the Bank began offering a 5/1 adjustable rate mortgage product priced .625% below rates on 30 year fixed year mortgages. Experience on current ARM loans suggests that borrowers will refinance to a fixed rate loan in less than five years, thus yielding an asset with a much shorter duration than that of a fixed rate mortgage with the potential for additional fee income at the time of refinancing. This product is being used to slow the decline in the residential mortgage portfolio balance to levels which would limit its effectiveness for use as collateral on borrowing facilities at the Federal Reserve Bank and Federal Home Loan Bank as part of Year 2000 liquidity contingency plan.

Consumer loans increased by $350, or 0.2%, from year-end 1998, the results of the combination of two strategies to limit interest rate and credit risk. Through a strategy put in place in 1998 which increased rates, lowered dealer reserves and raised minimum credit scores on selected credit quality tiers, new volumes have been reduced, thus shrinking the indirect consumer loan portfolio. This decline in installments was offset by strategies to promote home equity products implemented in 1998 which caused home equity commitments to grow by 12.1% and outstanding balances by $6,051 or 15.5%, for the first quarter of 1999. New product features on the Equity100 product include introductory rate incentives and Equi-lock which allows customers to lock in a rate and fixed term on all or a portion of their outstanding balance while the remaining unused commitment can continue to be used like a regular line of credit. Card access was also added to a customer's line of credit through the Equity100 MasterMoney card, which is used like a regular credit card and is accepted everywhere MasterCard is accepted. Card access gives customers credit card convenience and all benefits of home equity loans such as low rates and tax deductible interest.

Management is targeting a goal of approximately 8% loan growth in 1999, focusing on the aircraft, commercial and commercial real estate products, based on their attractive yields and repricing features. Its goals are to continue to realign its loan portfolio mix to more reflect those of the Bank's high performing peers, leading to reduced interest rate risk, increased net interest margin and overall improved profitability.

Total liabilities decreased by $3,999, or 0.5%, from year-end 1998 levels. Total deposits at March 31, 1999 decreased by $1,168, or 0.2%, from year-end 1998. Noninterest bearing demand deposits at March 31, 1999 are $12,448, or 12.2%, below 1998 year-end levels while interest bearing demand balances decreased $3,511, or 4.1%, for the same period. Reductions in transaction based balances in the first

                                    UNB CORP.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (continued)
                      -------------------------

quarter are regarded as a seasonal trend, the result of artificially high year-end balances of commercial customers managing their balance sheet composition. Savings balances increased $8,869, or 7.2%, from year-end levels, with the Money Market Access product responsible for an increase of $10,262, or 10.5%, over 1998 year-end balances. This product continues to attract customers due to the higher returns than those available in traditional savings products and the liquidity unavailable in certificates of deposit. Balances in traditional savings products continue to decline, $3,877 from year-end 1998, the result of transfers to the Money Market Access product as well as alternative investments outside the banking industry, both of which currently offer higher rates of return to the consumer. Certificate of deposit balances increased by $9,742, or 3.4%, and were influenced by a net increase in brokered deposits of $10,000. Brokered CD's of $15,000 were issued in February, 1999, with equal amounts in maturities of two, three and four years and an average all-in cost of 5.55%. In addition, the Bank began a local CD special with a rate of 5.00% for maturities of 18 to 23 months. This promotion is in anticipation of Year 2000 liquidity needs which management felt would be more successful earlier in the year with regards to availability of funds and cost. The 5.00% rate was increased in late March to 5.25% to be more competitive with other local rates which began to rise later in the quarter.

Other significant sources of balance sheet funding, term and sweep repurchase agreements decreased $1,094, or 1.8%, from year-end levels while Federal Home Loan Bank (FHLB) advances and capital lease borrowings decreased by $768, for normal monthly amortizations.

The ratio of gross loans to deposits and FHLB advance borrowings was 93.7% at March 31, 1999 compared to 92.3% at year-end 1998. This ratio was mainly impacted by the loan growth experienced during the first quarter of 1999 which was partially funded from liquidity in the securities portfolios.

Total shareholders' equity at March 31, 1999 was $70,590, a decrease of $1,112, or 1.6%, from year-end 1998. The reductions in shareholders' equity were the result cash dividends paid during the quarter of $1,098 and net changes in treasury stock of $4,314. Shareholders' equity also decreased for a reduction in unrealized gains, net of deferred tax, on available for sale securities for the quarter of $222. These were partially offset by net income for the quarter of $4,522. During the quarter, the Board of Directors authorized the purchase of an additional 3% of corporate stock outstanding in the stock repurchase program which translates to a total commitment of approximately 915,000 shares in treasury stock purchases. This reaffirms the Board's beliefs that the stock is an excellent value compared to other market opportunities, and acknowledges the positive impact it has on return on equity. The Board has authorized up to $5 million in treasury stock to be held temporarily for use in funding various plans of the Corporation which require the issuance of its stock. These plans include the internal benefit plans of the Corporation which include the employee stock purchase plan, the 401-K plan, and the stock option plans of 1987 and 1997. The remainder of the treasury stock will be retired.

YEAR 2000 COMPLIANCE
--------------------

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

                                    UNB CORP.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (continued)
                      -------------------------

UNB Corp. and its subsidiaries have conducted a comprehensive review of all information and non information technology systems to identify potential Year 2000 compliance problems and to test hardware and software for compliance. This effort is led by a Year 2000 Compliance Committee which reports directly to the Board of Directors on a monthly basis. The Committee also reports the Corporation's progress to its primary regulator, the Office of the Comptroller of the Currency.

The Corporation is currently in the testing phase of the project for both information and non information technology systems. The Committee is monitoring this phase closely and it anticipates that testing will be completed by mid-year 1999. Further, the Corporation is progressing in its efforts at remediation of noncompliant systems either through the replacement or upgrading of these systems. The Committee believes that all internal systems will be Year 2000 compliant by mid year 1999.

The Committee is addressing Year 2000 compliance in the area of fiduciary (trust) activities. Systems, software and product vendors have been contacted regarding their Year 2000 status. Vendor compliance is being tracked and monitored on an ongoing basis. Test plans have been developed for the software systems, and implementation of the testing process is following a scheduled timeline geared to the priority status of each product. The project to research and confirm the Year 2000 compliance status of the Trust Department's managed asset holdings has been under way since first quarter, 1998, with the compliance status requests initiated for the following asset categories; equities, corporate bonds, municipal bonds, limited partnerships, closely-held securities, mutual funds, agency bonds, certificates of deposit and real estate. The Trust Investment Selection Committee has completed several reviews of the information received on these asset categories, and has scheduled further reviews throughout the second and third quarters of 1999, to assess the risk of holding individual security issues. Followup research is being conducted on any security issues where compliance status could not be determined. A program to provide customer awareness information has been developed, with client mailings beginning in January, 1999, and with scheduled subsequent mailings each quarter during the remainder of 1999. For employee benefit accounts, a project has been developed to contact plan sponsors to determine the Year 2000 status of the company in their capacity as plan administrator.

The Committee continues to address Year 2000 compliance with its vendors, suppliers, and other third parties to assess their readiness and is reviewing these contacts and their results. This has been and will continue to be an on-going process, until all parties can fully declare their compliance.

In the area of Customer Risk Mitigation, the Committee has presented the Year 2000 issue to its commercial loan customers as a management issue of significant concern to their businesses. The Committee has completed the initial assessment of Year 2000 risk in the commercial loan portfolio through a questionnaire directed to major borrowers which had an 85% response rate, representing 67% of the commercial loans and commitments. The questionnaires were reviewed and integrated with other risk components to assign Year 2000 risk ratings within the commercial loan portfolio. The ratings are being used in a risk-based monitoring effort which will continue throughout 1999. The information obtained through the monitoring activities is used to assess the impact of our customers' Year 2000 preparedness on the Bank's asset quality and to make appropriate adjustments to the Loan Loss Provision.

The Committee oversees the development and implementation of a corporate wide contingency plan encompassing all core business processes. Completion and validation of this plan are scheduled for June 30, 1999. The plan will be subject to further review during the third and fourth quarters of 1999.

                                    UNB CORP.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (continued)
                      -------------------------


At this time, it is Management's opinion that the most reasonably likely worse case scenario is one in which the Corporation experiences very short term and very insignificant interruptions in its primary software and hardware system, which will have little or no impact on customer service or the on-going operations of the Corporation. As mentioned above, the Corporation is developing contingency plans to deal with this scenario and with even more severe circumstances of loss of software and hardware systems, but we have no reason to believe, at this time, that these scenarios are reasonably likely to occur. The Management of UNB Corp. is not currently aware that a material disruption in the infrastructure of its market area is reasonably likely to occur. While the Corporation is developing contingency plans for the loss of electricity, telecommunications and other basic services, it does not believe that the total loss of these services is a reasonably likely worst case scenario.

A primary goal of the Committee is to implement an on-going, proactive communications program to inform employees and customers that the Corporation is aware of the Y2K challenge, is addressing any potential operational problems and is taking the appropriate steps to insure "business as usual" in the new millennium. A communications strategic plan and time line have been developed to maximize the effectiveness of the messages and to minimize anxiety over the Year 2000 date change.

The corporation has communicated its Y2K readiness message to all customers through a Readiness Brochure, a President's Letter, and a web site. In addition, the Corporation plans to target specific customer segments throughout the year. A brochure warning customers about consumer fraud is available in the branches and is also being sent to all Certificate of Deposit renewals, Money Market Access Accounts, Trust customers and our 50+ Gold Club customers. In addition, a Trust Readiness Statement was mailed specifically to trust customers. General Y2K customer information and targeted communications will continue throughout the year in an effort to provide our customers with information on an on-going basis regarding the Corporation's Year 2000 readiness.

Internally, UNB Corp.'s focus is to inform all employees of common Y2K questions and concerns and educate them on how to respond appropriately to customer inquiries. General information has been disseminated through small group training sessions, monthly Q&A fliers and various newsletter articles. More intensive training is being given to retail and telephone banking employees on a weekly basis to help them address Y2K questions as they are received.

Although the Corporation intends to conduct normal operations during the entire period before and after the date changeover, the Committee has developed a liquidity contingency plan to minimize any potential disruption to the Corporation's business activities. As part of that plan, during the first quarter the Corporation issued brokered certificates of deposits with maturities of two, three and four years and increased the rate on local certificates of deposits with terms of 18 to 23 months to extend maturities into 2000 and beyond. The Corporation also obtained an irrevocable line of credit from the Federal Home Loan Bank of Cincinnati that guarantees the availability of funding from November 1, 1999, through March 1, 2000. During the second quarter, the Corporation will pledge the commercial and installment loan portfolios to the Federal Reserve Bank of Cleveland as collateral for contingent discount window borrowings late in 1999 and in 2000. The combined effect of these strategies will provide approximately $250,000,000 in additional liquidity. A comprehensive review of the Corporation's policies, procedures and facilities related to the transportation and maintenance of currency was completed, and alternative plans were developed to ensure that full access to currency supplies will be maintained at all times. The Corporation continues to monitor levels of currency, deposits and loans daily to identify any developing

                                    UNB CORP.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (continued)
                      -------------------------


trends that might impact the overall liquidity position. Selected groups of customers that have the potential to significantly affect total loan and deposit balances have also been targeted for ongoing communications to reduce the liquidity risk to the organization.

Based on current information, the Corporation believes that internal systems will be Year 2000 compliant before January 1, 2000, through either the modification of existing hardware and software, or through the purchase and installation of new hardware and software. The Committee currently anticipates that the Corporation will spend approximately $500 on the Year 2000 project. At this time, management does not believe that there will be a significant negative impact on earnings due to this issue. The Year 2000 problem could have a material impact on the operation of the Corporation if not properly addressed, but management anticipates that the problem will be resolved and thus will not have a significant impact on the Corporation's delivery of products and services to its customers, or on its operations.

RESULTS OF OPERATIONS
---------------------

UNB Corp.'s net income for the first quarter of 1999 was $4,522 or $0.40 per diluted share, compared with $2,581, or $0.22 per diluted share for the first quarter of 1998. This represents an increase in earnings of 75.2% and an increase in diluted earnings per share of 81.8%. The greatest impact on net income for the quarter was the gain of $4,177 recognized on the sale of equity securities from marketable equities security portfolio of UNB Corp.'s Parent Company. This gain was an increase of $3,391 over gains taken in the first quarter of 1998.

The largest component of net income, net interest income, increased by $456, or 5.3% over the first quarter of 1998. Total interest income for the quarter was $16,280, an increase of $228, or 1.4%, over the same period in 1998, while interest expense was $7,149, a decrease of $228, or 3.1%, over the same period in 1998. The growth in net interest income was primarily the result of overall balance sheet growth from the first quarter of 1999 especially impacted by the purchase and subsequent growth of the $35.4 million aircraft loan portfolio late in the second quarter of 1998. A change in the mix of the loan portfolio with the growth of relatively higher yielding aircraft and commercial real estate loans funded by a decline in lower yielding consumer installment and residential mortgage portfolios also led to the improvement. Interest expense was reduced between the two quarters through funding of balance sheet growth with lower cost transaction based deposits, and the prepayment of relatively more expensive FHLB advances. These prepayments were partially offset by the use FHLB advances for the funding of the aircraft portfolio purchase.

The net interest margin for the first quarter of 1999 was 4.47%, versus 4.48% for the same period in 1998, a reduction of one basis point. Within the Bank, net interest margin increased by nine basis points. Yields on earning assets declined by 31 basis points, due to the impact of the continued decline in overall market rates on new volumes in the securities and loan portfolios as well as increased competitive pressures pushing down yields in the commercial and commercial real estate loan portfolios. These were partially offset by the change in mix from consumer installment and residential mortgages to the higher yielding aircraft loans. Also within the Bank, the cost of interest bearing liabilities declined by 38 basis points. With declining market rates, discretionary rates paid on interest bearing checking, passbook and statement savings, and certificates of deposit were reduced several times. The cost of Money Market Access which is tied

                                    UNB CORP.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (continued)
                      -------------------------


to the 13-week Treasury Bill declined 53 basis points between the two periods.

Declining rates impacted the relative cost of short term borrowings, as well as the FHLB borrowings used to fund the initial purchase of the aircraft portfolio. The cost of FHLB advances also declined due to the prepayment of $11,538 in relatively higher cost FHLB advances in December, 1998.

Non-interest income for the first quarter of 1999 was $6,682, an increase of 114.3% from the first quarter of 1998. All categories of non-interest income except service charges on deposits showed improvement from the same period in 1998. Gains on sales of available for sale equity securities were $4,177 versus $786 for the first quarter of 1998. The securities, found on the Parent Company balance sheet, had experienced significant market appreciation which management felt was prudent to recognize given the turbulence in the equity markets over the last several quarters. The Trust Department recorded fee income of $1,099, an increase of $107, or 10.8%, from the same period in 1998, and was the result of an increase of 5.8% in the value of managed assets from $868.7 million at March 31, 1998 to $919.3 million at March 31, 1999. Gains on sales of residential mortgage loans of $291, an increase of $42 over the same quarter of 1998, were the result of continued refinancing activity due to the level of current market driven mortgage rates and the Bank's aversion to the interest rate risk associated in investing in fixed rate, long-term assets on the balance sheet. Other operating income increased by $66, or 17.0%, with the most significant impact from fees generated in United Banc Financial Services for the brokering of non-conforming consumer and mortgage loan products. The positive results in non-interest income were partially offset by a decrease in service charges on deposits of $42, or 6.0%, from first quarter 1998, the results of more deposit customers taking advantage of account features such as minimum balances and multiple account relationships which cause fee waivers. Also the increase in minimum balances for fee waivers on savings products has led to the closing of smaller balances savings accounts, thus reducing fee income on savings products.

Non-interest expense for the first quarter of $8,213, was an increase of 14.6% over the same period in 1998. Salary, wages and benefits increased by $318, or 9.8%, due to annual merit increases for 1999; additions to staff in Trust, aviation lending, new staff for the Wooster Wal*mart branch facility opened in July, 1998 and a new loan brokerage office of United Banc Financial Services opened in the first quarter of 1999; increased health care costs and post-retirement health care. Occupancy expenses increased by 25.2% due to rent and leasehold improvements on new facilities for the Wooster Wal*mart and the Whipple and Green loan brokerage offices of United Banc Financial Services, both opened after the first quarter of 1998. Also impacting occupancy was an increase in real estate taxes, snow removal expenses and the buyout of the remaining lease term of the Manchester branch which is scheduled to be closed in the second quarter of 1999. Equipment expenses increased by $51, or 5.9%, from the same period of 1998, the result of increased depreciation on office furniture and equipment for the new facilities, and increased costs of mainframe and outside computer software services. Other operating expenses increased by $591, or 21.8% from the first quarter of 1998. With the previously mentioned gain on sale of equity securities, the Corporation was afforded the opportunity to take advantage of one time other operating expenditures in the areas of Year 2000 compliance, donations, asset & liability management consulting, sales training for retail personnel and other efficiency and productivity enhancements.

Return on assets and return on equity for the first quarter of 1999 were 2.12% and 25.49%, respectively, compared to 1.27% and 13.44%, respectively, for the same

                                    UNB CORP.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (continued)
                      -------------------------


period in 1998. The ability to improve net interest margin has proven difficult given the current levels of market rates, increased competition for loans which squeeze interest margins and returns in national equity markets which draw balances from deposit accounts. Management continues to develop and implement new sources of non-interest income to improve profitability and will continue actions to leverage capital through the purchase of treasury stock in order to maintain performance at acceptable profitability levels as measured by its return on assets and equity.

The Bank has continued involvement in legal proceedings concerning a seven and one half acre parcel of property acquired through foreclosure and located in the northwest quadrant of Stark County. A large national petroleum company, owner of the facility at the date it was taken out of service, is the party responsible for the contamination cleanup according to the State of Ohio's Bureau of Underground Storage Tanks (BUSTER) regulations. After review of several environmental assessments by the Bank and the petroleum company which were filed with BUSTER, the agency agreed with the petroleum company's findings which indicated that the levels of contaminants were such that immediate remediation was not required. BUSTER determined that the findings indicated the contamination will remediate itself over time and issued a one year extension on any formal remediation plan. That extension expired in the third quarter of 1998. After the extension expired, the petroleum company had another 90 days to file its remediation plan. In November, 1998, the Bank executed a purchase agreement for the sale of the property. The contract outlined a due diligence clause on behalf of the buyers to investigate the EPA, wetland and flood plane analyses. The results of these studies would be made available to the Bank and based on their outcome, the developer would have the opportunity to negate the purchase contract. The analyses have been delayed by the petroleum company, with no further progress since the end of 1998. During the first quarter of 1999, the purchase contract expired and management is now working to execute another agreement with the interested parties. Estimated cleanup costs, should they become the responsibility of the Bank, are not material to the business or financial condition of the Bank and have been set up as an allowance against the property's value on the Corporation's consolidated balance sheet.


ALLOWANCE FOR LOAN LOSSES
-------------------------

The provision for loan losses for the first quarter of 1999 was $730, an increase of $39, or 5.6%, from the same period in 1998. The increase was due to the growth in the aircraft loan portfolio balances from the initial $35.4 million purchased in June, 1998 to $80.9 million at March 31, 1999, an increase of 128.5%. Although the Corporation continues to experience a declining trend in charge-offs overall, with no historical loss experience on this relatively new portfolio of loans, management feels it is appropriate to maintain the Corporation's reserve-to-loans ratio at 1.73% compared to 1.66% at December 31, 1998 due to the increased risk profile of the loan portfolio. On a regular basis, management reviews the amounts of provision for loan losses charged to operating expense based on its evaluation of the loan portfolio's credit quality, the adequacy of the allowance for loan losses under current economic conditions and current and anticipated loan growth.

Net charge-offs, as a percentage of average loans outstanding for the first quarter of 1999, were .02% versus .06% for the same quarter in 1998. Although the Corporation's experience in net charge-offs has improved over the last year, continued record levels of consumer debt and record bankruptcy filings experienced

                                    UNB CORP.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS(continued)
                      -------------------------


nationally causes management to remain cautious in its expectations for future net-charge offs in its consumer installment portfolio. In addition, national trends indicate increases in delinquencies in home equity products, whose popularity and features have made them alternate sources of financing of consumer purchases. Another factor which remains a concern of management is the Year 2000 readiness of commercial customers and what impact that may have on their ability to conduct business and in turn service their debt requirements.

Based on the above concerns, management expects to fund the provision at budgeted levels of approximately $1.6 million through the remainder of 1999.

Impaired loans at March 31, 1999 were $727, an increase of $67 from December 31, 1998. Non-performing loans, which include non-accrual loans and loans past due 90 days or more, were $1,666 at March 31, 1999 compared to $1,487 at December 31, 1998, an increase of $179, or 12.0%. The ratio of non-performing loans to total loans outstanding at March 31, 1999 was 0.24%, compared to 0.22% recorded at year-end 1998. The ratio, while slightly increased, compares favorably to the ratio for the Corporation's peers, all bank holding companies with consolidated assets between $500 million and $1 billion, which stands at 0.78% at December 31, 1998, the most current data available.

CAPITAL RESOURCES
-----------------

At March 31, 1999 shareholders' equity was $70,590, a reduction of $1,112, or 1.6%, from the balance at December 31, 1998. The ratio of equity-to-assets at March 31, 1999 was 8.17% versus 8.25% at December 31, 1998. The decrease reflects a greater decline in shareholders'equity than decline in assets. The factors most responsible for the reduction in shareholders' equity were cash dividends of $1,098 and net increases in treasury stock of $4,314. Also responsible, to a smaller degree was the reduction in market value on investment securities available for sale, net of deferred taxes of $222, brought about to a great extent, by the sale during the quarter of equity securities with significant market appreciation over cost. Reductions in shareholders' equity were also aided by the use of treasury stock to fund the exercise of stock options and the purchase of shares through the employee stock purchase plan, plans which require the issuance of stock. These reductions were partially offset by net income for the quarter of $4,522.

On August 13, 1998 the Board of Directors voted to temporarily suspend the Dividend Reinvestment Plan, effective September 16, 1998. The Board felt that capital was growing at a rate faster than could be utilized efficiently to maximize future shareholder value. The Board of Directors has the option to reinstate the plan should opportunities arise to efficiently use the capital generated. Also on August 13, 1998, the Board of Directors approved the payment of a 2 for 1 stock split payable on October 15, 1998 to shareholders of record on October 1, 1998. The Board felt a split was advantageous at this time to provide the stock with additional liquidity and to help sustain its past performance levels.

On October 1, 1998, the Corporation held a special shareholders' meeting to have shareholders vote on a proposed amendment to the Corporation's articles of incorporation to increase the number of authorized shares of UNB Corp. common stock. The additional authorized shares would be used for future stock splits, stock dividends, possible acquisitions and other corporate purposes. The adoption required the affirmative vote of the holders of 66-2/3% of the outstanding shares

                                    UNB CORP.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (continued)
                      -------------------------


of the Corporation. The proposed amendment was approved.

On October 15, 1998, the Board of Directors of UNB Corp. approved a shareholder rights plan. Under the plan, a dividend of one common share purchase right for each outstanding common share was declared. The dividend was payable on October 26, 1998 to the shareholders of record on that date. The shareholder rights plan, allows UNB Corp. to issue "rights" to its shareholders (one right per share) to purchase shares under certain circumstances. The plan is designed to prevent an acquirer from exceeding a prescribed ownership level in the Corporation. If the prescribed level is exceeded, the rights that were previously issued to all shareholders to buy corporate shares at a specified price become exercisable (that is, are triggered) and allow shareholders other than the party that triggered the rights to purchase corporate shares at 50% of market value. This dramatically dilutes the acquirer's ownership level and voting power and makes it prohibitively expensive for the acquirer to complete its acquisition of the Corporation.

The description and terms of the Rights are set forth in a Rights Agreement dated as of October 15, 1998 between UNB Corp. and United National Bank & Trust Company, as Rights Agent.

The rate of primary capital (shareholders' equity plus the allowance for loan losses less intangible assets) to total adjusted assets was 12.41% at March 31, 1999. The risk-based capital ratio was 11.16%, while the Tier 1 capital and core leverage ratios reached 9.90% and 7.52%, respectively, at March 31, 1999. The levels achieved in these ratios are above required regulatory minimums and maintain the Corporation in the "well capitalized" category under the guidelines of the Federal Deposit Insurance Corporation Act of 1991 (FDICIA).

The dividend of $0.10 per share for the quarter was a 17.6% increase over the dividend paid in the first quarter, 1998, and represents 24.3% of the first quarter's earnings.

LIQUIDITY
---------

Management ensures that the liquidity position of the Corporation is adequate to meet the credit needs and cash demands of its borrowers and depositors through the ability to readily convert assets to cash and raise funds in the market place in a timely and cost effective manner. Total cash, federal funds sold, investment and mortgage-backed securities available for sale of $167,241 represent 19.4% of total assets at March 31, 1999. Of the investments available for sale, $35,125 are held in U.S. Treasury and Agency securities, 57.1% of which mature within one year. Approximately $102,300 of total Corporate securities are pledged as collateral to secure public fund deposits, sweep or term repurchase agreements or other obligations. The Corporation's ability to raise funds in the market place is provided by the Bank's branch network, in addition to the availability of Federal Home Loan Bank (FHLB) advance borrowings, brokered deposits, Federal funds purchased and securities sold under agreement to repurchase. In addition, for Year 2000 liquidity plans, contingency borrowing facilities have been established at the Federal Reserve Bank and the FHLB using consumer installment and residential mortgage loans as collateral.

Management focuses on the ratio of gross loans to deposits and FHLB Advance borrowings in measuring and managing Corporate liquidity. This ratio was 93.7% at March 31, 1999 compared to 92.4% at year-end 1998. The increase during the first quarter reflects loan growth funded with liquidity from the cash flows and

                                    UNB CORP.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (continued)
                      -------------------------


maturities in the securities portfolio.

The liquidity needs of the Holding Company, primarily cash dividends, security purchases and vendor payments, are met through cash, short term investments and dividends from the Bank.

INTEREST RATE SENSITIVITY
-------------------------

A discussion of interest rate sensitivity is included in Item 3, Quantitative and Qualitative Disclosures About Market Risk, found on page 25.

CONCENTRATION OF CREDIT RISK
----------------------------

The Corporation maintains a diversified credit portfolio, with relatively smaller balance, homogeneous consumer installment, credit card and residential mortgage loans comprising 63.5% of total loans outstanding at March 31, 1999. Residential mortgages, automobile, recreational vehicle and boat loans were the four largest concentrations in the loan portfolio by loan type. Commercial, aircraft and commercial real estate loans comprise the remaining 12.6%, 11.9% and 12.0% of loans outstanding, respectively. The three largest industry concentrations identified within the Bank's loan portfolio, offices and clinics of medical doctors, non-residential building operators and colleges and universities, have commitments outstanding which represent 56.7%, 29.8% and 24.4%, respectively, of total Bank capital. Within the commercial real estate portfolio, real estate is mainly held as collateral while the cash flows of the business are considered the primary source of repayment on the loans. With all loan types, management attempts to balance credit risk versus return by employing conservative credit standards and comprehensive underwriting guidelines in addition to the loan review function which monitors credits during and after the approval process.

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

                                    UNB CORP.
                    ANALYSIS OF THE ALLOWANCE FOR LOAN LOSSES

                              (VALUATION RESERVES)

                                 MARCH 31, 1999

                                 (000's omitted)

                                                                 1999       1998
                                                                -------    -------
Balance at January 1,                                           $11,172    $ 9,650

           Charge-Offs (Domestic):
                          Commercial, Financial, Agricultural        --         39
                          Real Estate - Commercial                   --         --
                          Real Estate - Residential                  --        133
                          Aircraft                                   --        N/A
                          Consumer Loans                            369        559
                                                                -------    -------
                                 Total Charge-Offs                  369        731
                                                                -------    -------

           Recoveries (Domestic):
                          Commercial, Financial, Agricultural        17         23
                          Real Estate - Commercial                   --         --
                          Real Estate - Residential                  --         48
                          Aircraft                                   --        N/A
                          Consumer Loans                            206        274
                                                                -------    -------
                                 Total Recoveries                   223        345
                                                                -------    -------

           Net Charge-Offs                                          146        386
                                                                -------    -------

           Provision for loan losses                                730        691

Balance at March 31,                                            $11,756    $ 9,955
                                                                =======    =======

Ratio of net charge-offs during this
 quarter to average loans outstanding this quarter                 0.02%      0.06%
                                                                =======    =======

Allowance as a percentage of total loans                           1.73%      1.59%
                                                                =======    =======



                                    UNB CORP.
                                    ---------
           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
           ----------------------------------------------------------

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

The Corporation's primary market risk exposure is interest rate risk, which is defined as the potential loss of income or capital as a result of changes in interest rates. The differences in the cash flows and repricing characteristics that occur in various assets and liabilities that are available in the banking industry means that some level of interest rate risk will always be present, but the Corporation has the responsibility to manage that risk to minimize the negative impact on both the earnings and capital. Evaluating the Corporation's exposure to changes in interest rates includes assessing both the management process used to control interest rate risk and the calculated level of risk. The Corporation maintains the appropriate policies, procedures, management information systems and internal controls as required by the Joint Agency Policy Statement on Risk. The Asset and Liability Management Committee meets regularly to monitor the Corporation's exposure to interest rate risk and to assess strategies to manage that risk.

The Corporation uses a number of methods to calculate and measure interest rate risk. The asset/liability gap compares the dollar amounts of assets and liabilities that will mature or reprice in a given time period to determine the level and direction of interest rate sensitivity. The Corporation is considered asset sensitive if more assets than liabilities mature or reprice in the specified time frame and liability sensitive if more liabilities than assets mature or reprice in that same period. Asset sensitivity, or a positive gap, indicates that the Corporation's exposure is to falling rates, since more assets than liabilities could reprice or require reinvestment at lower interest rates. Liability sensitivity, or a negative gap, means that the Corporation's exposure is to rising rates since more liabilities than assets could reprice at higher rates.

The Corporation makes a number of assumptions when calculating its gap position. The most significant assumption is the assignment of deposit balances without a stated maturity date to specific time frames. Since these deposits are subject to withdrawal on demand, and have rates that can be changed at any time, they could be considered immediately repriceable and assigned to the shortest maturity, resulting in a significant level of liability sensitivity. However, actual practice indicates that balances are withdrawn and replaced over a much longer time frame, and rates are modified less frequently and in smaller increments than changes which occur in financial market rates. To compensate for these extremes, the Corporation uses multiple deposit distribution assumptions to provide a range of interest rate risk measurements that it uses as a guide for managing various assets and liabilities. As of March 31, the Corporation's modified twelve month cumulative gap was at 5.69% compared to 1.31% in the previous period, indicating an asset sensitive position. As illustrated here, one of the shortcomings of the gap analysis is that the use of a static balance sheet results in a measure of interest rate risk at one specific point in time. Another limitation is the implied assumption that assets and liabilities in the same time period will reprice by the same magnitude.

Simulation analysis provides a more dynamic interpretation of the impact of rates on the Corporation's forecasted income and net present value of assets, liabilities and capital. The Corporation makes certain assumptions regarding the level of interest rates, prepayments on assets with imbedded options including loans and asset backed securities, and the behavior of deposits without contractual maturity dates. These assumptions, in addition to actual rates and maturity and repricing dates on loans, investments and deposits, are

                                    UNB CORP.
                                    ---------
     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK (continued)
     ----------------------------------------------------------


incorporated into a computer model which calculates forecasted net income and discounts the projected cash flows of rate sensitive assets and liabilities to determine the present value of the Corporation's capital. The model then applies a predetermined immediate parallel increase or decrease in the level of interest rates to forecast the impact on both net interest income and capital one year forward. While this methodology provides a more comprehensive appraisal of interest rate risk, it is not necessarily indicative of actual or expected financial performance. Changes in interest rates that affect the entire yield curve equally at a single point in time are not typical. The residential mortgage prepayment assumptions are based on industry medians and could differ from the Corporation's actual results due to non-financial prepayment incentives and other local factors. The behavior of depositors is based on an analysis of historical changes in balances and might not fully reflect current attitudes toward other investment alternatives. Moreover, the model does not include any interim changes in strategy the Corporation might instate in response to shifts in interest rates.

At March 31, 1999, the Corporation's interest rate shock analysis forecasted an increase in net interest income 1.47% in response to a decrease of 200 basis points in market rates and a decrease in net interest income of 1.49% based on a corresponding increase in market rates. The forecasted changes in the market value of equity were 5.55% and -1.67% for the same period. The model results indicate that the Corporation would benefit from a decrease in rates, subject to the limitations and assumptions previously discussed.

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

The Corporation has two pay-fixed amortizing interest rate swaps executed as hedges against fixed rate mortgages held in the portfolio, one executed in 1993 and the other in 1998. The net cash flows and market values of the swaps move inversely with those of the fixed rate loans in the portfolio, which reduces the Corporation's exposure to changing interest rates. If rates rise, the Corporation receives net cash flows from the swaps which compensates for the opportunity loss of holding an asset with a below market yield. Alternatively, the increase in the market value of the swaps would balance the loss on the mortgage loans if the loans were sold. If rates fall, the net cash flows given up are offset by the increased value of assets with an above market yield. The gain that would be realized on the sale of the loans would counteract the loss on the termination of the interest rate swaps. At the end of March, the swaps had a combined net loss of $125 on outstanding notional principal of $19,697.

The following table provides information about the Company's financial

                                    UNB CORP.
                                    ---------
     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK (continued)
     ----------------------------------------------------------

instruments that are sensitive to changes in interest rates. The expected maturity dates for residential mortgage loans and securities backed by or indexed to residential mortgage loans were calculated by adjusting the contractual maturity for prepayments corresponding to median industry data. Installment loan prepayment speeds were based on historical experience. Deposit accounts without contractual maturity dates were stratified by expected decay rates according to historical analysis.

                                    UNB CORP.
                     QUANTITATIVE DISCLOSURE OF MARKET RISK
                              AS OF MARCH 31, 1999


                                              ONE YEAR           TWO YEARS        THREE YEARS         FOUR YEARS
                                         Balance      Rate   Balance    Rate    Balance    Rate    Balance    Rate
                                         ===========================================================================
ASSETS
------

Short Term Investments                    13,062      5.44%

Securities                                21,134      6.10%  10,736      5.98%   3,551      6.21%   1,230     6.50%

Collateralized Mortgage Obligations       34,391      6.60%  17,882      6.39%  10,728      5.82%   5,581     5.42%
   and Mortgage Backed Securities (1)

Fixed Rate Loans (2) (3)                  91,812      8.50%  65,291      8.44%  46,902      8.30%  36,902     8.10%
Variable Rate Loans (4) (5) (6)           45,981      8.41%  61,304      8.70%  25,285      8.38%  21,183     8.40%


LIABILITIES
-----------

Interest Bearing Demand & Savings (7)     37,039      2.93%  32,666      3.15%  29,275      3.37%  34,597     3.40%
Time Deposits                            184,858      5.15%  77,991      5.44%  15,776      5.76%  12,050     5.73%
Repurchase Agreements                     59,281      4.15%
Short Term Borrowings                        936      5.50%
FHLB Advances                              5,306      5.89%   3,513      6.14%   1,149      6.14%  30,330     5.95%
Capital Leases                                49      8.15%      49      8.15%      49      8.15%       8     8.15%

OFF-BALANCE SHEET
-----------------

Interest Rate Swap (8)                     1,225                900
Average Pay Rate (Fixed)                              2.88%              2.88%
Average Receive Rate (Variable)                       5.00%              5.00%

Interest Rate Swap (9)                     2,879              2,515              2,194              1,911
Average Pay Rate (Fixed)                              5.86%              5.86%              5.86%             5.86%
Average Receive Rate (Variable)                       5.00%              5.00%              5.00%             5.00%



                                             FIVE YEARS     MORE THAN 5 YEARS          TOTAL        FAIR
                                         Balance     Rate    Balance     Rate    Balance    Rate    VALUE
                                        ==================================================================
ASSETS
------

Short Term Investments                                                           13,062      5.46%  13,062

Securities                                  934       6.44%  14,308       5.83%  51,893      6.04%  51,893

Collateralized Mortgage Obligations       2,422       6.04%   5,761       5.49%  76,765      6.63%  76,789
   and Mortgage Backed Securities (1)

Fixed Rate Loans (2) (3)                 26,065       7.98% 140,655       8.33% 407,626      8.50% 398,666
Variable Rate Loans (4) (5) (6)          18,960       8.04% 102,207       8.38% 274,920      8.37% 270,955


LIABILITIES
-----------

Interest Bearing Demand & Savings (7)    49,552       2.80% 112,476       1.84% 295,605      2.75% 264,938
Time Deposits                             5,130       5.70%   3,263       5.29% 299,068      5.30% 300,471
Repurchase Agreements                                                            59,281      4.15%  59,275
Short Term Borrowings                                                               936      5.50%     936
FHLB Advances                               350       6.25%                      40,648      5.97%  41,549
Capital Leases                                                                      155      8.15%     175

OFF-BALANCE SHEET
-----------------

Interest Rate Swap (8)                                                            2,125                 47
Average Pay Rate (Fixed)
Average Receive Rate (Variable)

Interest Rate Swap (9)                    8,073                                  17,572               (172)
Average Pay Rate (Fixed)                              5.86%
Average Receive Rate (Variable)                       5.00%



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

(8) At quarter-end March, 1999, the notional principal amount of the interest rate swap was $2,125 and the market value was $47. The notional amount will amortize quarterly according to a predetermined schedule until its maturity on 11/26/00. The Company pays a fixed rate of 2.88% and receives a variable rate of three month LIBOR reset quarterly, which at quarter-end was 5.00375%.

(9) At quarter-end March, 1999, the notional principal amount of the interest rate swap was $17,572 and the market value was $(172). The notional amount will amortize quarterly according to a predetermined schedule until its maturity on 6/18/03. The Company pays a fixed rate of 5.86% and receives a variable rate of three month LIBOR reset quarterly, which at quarter-end was 5.00%.

                                    UNB CORP.
                           PART II - OTHER INFORMATION


Item 4 - Submission of Matters to a Vote of Security Holders
------------------------------------------------------------

UNB Corp. held its Annual Meeting of Shareholders on April 20, 1999, for the purpose of electing four directors and to transact such other business as would properly come before the meeting. Results of shareholder voting on these individuals were as follows:


                                                       ELECTION OF DIRECTORS

                                         E. Lang D'Atri                     Robert L. Mang
                                         --------------                     --------------
   For                                     9,457,083                           9,450,571
   Abstain                                    14,147                              14,147
   Against                                    64,887                              71,398
   Shares not
   voted by Brokers                               --                                  --

                                         Roger L. Mann                      Marc L. Schneider
                                         -------------                      -----------------
   For                                     9,461,483                           9,458,761
   Abstain                                    14,147                              14,147
   Against                                    60,487                              63,208
   Shares not
   voted by Brokers                               --                                  --


Item 5 - Other Information
--------------------------

        N/A


Item 6 - Exhibits and Reports on Form 8-K
-----------------------------------------


A.     Exhibit
       Number              Exhibit
       ------              -------
         10                Change of Control Agreement of Scott E. Dodds, dated January 4, 1999
         27                Financial Data Schedule for quarter ended March 31, 1999(1)


B. Reports - Form 8-K - No reports on Form 8-K were filed by the Registrant during the first quarter of 1999.

(1)Filed only in electronic format pursuant to Item 601(b)(27) of Regulation
S-K.



SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                      UNB CORP.
                                            -----------------------------------
                                                    (Registrant)


Date May 14, 1999                               /s/ James J. Pennetti
    ----------------------------            -----------------------------------
                                                James J. Pennetti
                                                (Duly authorized officer and
                                                Treasurer, UNB Corp.)