Form 10-Q
period 1999-06-30
UNB CORP/OH
filed 1999-08-13
CIK 746481

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q



[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   June 30, 1999
                              ------------------


Commission file number 0-13270


                                    UNB CORP.
            ---------------------------------------------------------
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

                        Yes    X        No
                           --------       -------


       Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

       Common Stock, $1.00 Stated Value           Outstanding at July 31, 1999
                                                  10,766,648 Common Shares

                                    UNB CORP.

                                    FORM 10-Q

                           QUARTER ENDED JUNE 30, 1999


                         PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

        Interim financial information required by Rule 10-01 of Regulation S-X (17 CFR Part 210) is included in this Form 10Q as referenced below:


                                                                      Page
                                                                    Number(s)
                                                                    ---------

     Consolidated Balance Sheets                                        1

     Consolidated Statements of Income                                  2

     Consolidated Statements of Comprehensive Income                    3

     Condensed Consolidated Statements of Changes in
      Shareholders' Equity                                              4

     Consolidated Statements of Cash Flows                              5

     Notes to the Consolidated Financial Statements                  6-12

Item 2 - Management's Discussion and Analysis of Financial
         Condition and Results of Operations                        13-25

Item 3 - Quantitative and Qualitative Disclosures About
         Market Risk                                                26-29


                           PART II - OTHER INFORMATION

Item 4 - Submission of Matters to a Vote of Security Holders           30

Item 5 - Other Information                                             30

Item 6 - Exhibits and Reports on Form 8-K                              30

Signatures                                                             30

                                 U N B C O R P.
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

(In thousands except per share data)                                     JUNE 30,   December 31,
                                                                           1999        1998
                                                                        ----------------------
ASSETS
Cash and cash equivalents                                               $  28,844    $  28,195
Federal funds sold                                                         13,000       12,300
Interest bearing deposits with banks                                       26,947          554
Securities, net (Fair value:
     $66,434 and $52,950, respectively)(Note 2)                            66,434       52,945
Mortgage-backed securities (Fair value:
     $82,646 and $81,529, respectively)(Note 2)                            82,631       81,504
Loans originated and held for sale                                          1,331        6,772
Loans:
     Total loans (Notes 3 and 6)                                          705,857      671,433
     Less allowance for loan losses (Note 4)                              (12,317)     (11,172)
----------------------------------------------------------------------------------------------
          Net loans                                                       693,540      660,261
Premises and equipment, net                                                10,813       11,152
Intangible assets                                                           3,834        4,333
Accrued interest receivable and other assets                               10,105       10,727
----------------------------------------------------------------------------------------------
          TOTAL ASSETS                                                  $ 937,479    $ 868,743
==============================================================================================


LIABILITIES
Deposits:
     Noninterest bearing deposits                                       $  93,285    $ 102,101
     Interest bearing deposits                                            662,603      583,393
----------------------------------------------------------------------------------------------
          Total deposits                                                  755,888      685,494
Fed funds purchased and short-term borrowings                              62,725       61,311
Federal Home Loan Bank advances and capital lease (Note 6)                 42,922       41,571
Accrued taxes, expenses and other liabilities                               8,044        8,665
----------------------------------------------------------------------------------------------
          TOTAL LIABILITIES                                               869,579      797,041

SHAREHOLDERS' EQUITY
Common stock ($1.00 stated value, 50,000,000 shares authorized;
      11,646,318 and 11,646,362 issued and outstanding, respectively)      11,646       11,646
Paid-in capital                                                            29,075       30,872
Retained earnings                                                          43,284       38,049
Treasury stock, 877,679 and 547,446 shares at cost                        (17,752)     (11,149)
Unrealized gain on securities available for sale, net of tax                1,647        2,284
----------------------------------------------------------------------------------------------
          TOTAL SHAREHOLDERS' EQUITY                                       67,900       71,702
----------------------------------------------------------------------------------------------
            TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                  $ 937,479    $ 868,743
==============================================================================================

               See Notes to the Consolidated Financial Statements

                                    UNB CORP.
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)


(In thousands except per share data)                         THREE MONTHS ENDED              SIX MONTHS ENDED
                                                                  JUNE 30,                        JUNE 30,
                                                        ----------------------------    ---------------------------
                                                            1999            1998            1999           1998
                                                        ------------    ------------    ------------   ------------
INTEREST INCOME:
     Interest and fees on loans:
          Taxable                                       $     14,593    $     13,819    $     28,758   $     27,494
          Tax exempt                                              34              37              61             74
     Interest and dividends on investments
            & mortgage-backed securities:
          Taxable                                              1,878           2,262           3,842          4,373
          Tax exempt                                               0              10               0             20
     Interest on bank deposits and federal funds sold            181             243             305            462
-------------------------------------------------------------------------------------------------------------------
          Total interest income                               16,686          16,371          32,966         32,423
-------------------------------------------------------------------------------------------------------------------

INTEREST EXPENSE:
     Interest on deposits                                      6,079           6,273          11,943         12,484
     Interest on short-term borrowings                           670             784           1,348          1,485
     Interest on FHLB advances                                   602             537           1,209          1,002
-------------------------------------------------------------------------------------------------------------------
          Total interest expense                               7,351           7,594          14,500         14,971
-------------------------------------------------------------------------------------------------------------------

NET INTEREST INCOME                                            9,335           8,777          18,466         17,452
PROVISION FOR LOAN LOSSES (NOTE 4)                               558             445           1,288          1,136
-------------------------------------------------------------------------------------------------------------------
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES            8,777           8,332          17,178         16,316

OTHER INCOME:
     Service charges on deposits                                 688             756           1,348          1,458
     Trust Department income                                   1,400           1,164           2,499          2,156
     Other operating income                                      530             358             985            747
     Securities gains/(losses), net                              (50)             (6)          4,127            780
     Gains on loans originated for resale and sold               140             289             431            538
-------------------------------------------------------------------------------------------------------------------
          Total other income                                   2,708           2,561           9,390          5,679
-------------------------------------------------------------------------------------------------------------------

OTHER EXPENSES:
     Salary, wages and benefits                                3,283           3,142           6,852          6,393
     Occupancy                                                   441             379             858            712
     Equipment                                                   969             900           1,888          1,768
     Other operating expense                                   1,661           1,966           4,969          4,683
-------------------------------------------------------------------------------------------------------------------
          Total other expenses                                 6,354           6,387          14,567         13,556
-------------------------------------------------------------------------------------------------------------------


INCOME BEFORE INCOME TAXES                                     5,131           4,506          12,001          8,439
PROVISION FOR INCOME TAXES                                     1,804           1,547           4,152          2,899
-------------------------------------------------------------------------------------------------------------------
     NET INCOME                                         $      3,327    $      2,959    $      7,849   $      5,540
===================================================================================================================

EARNINGS PER SHARE (NOTE 1):
     Basic                                              $       0.31    $       0.26    $       0.72   $       0.48
     Diluted                                            $       0.30    $       0.25    $       0.71   $       0.47
===================================================================================================================

DIVIDENDS PER SHARE (NOTE 1)                            $      0.140    $      0.090    $      0.240   $      0.175
===================================================================================================================

WEIGHTED AVERAGE SHARES OUTSTANDING (NOTE 1):
     Basic                                                10,847,557      11,499,242      10,937,339     11,533,634
     Diluted                                              10,999,219      11,731,552      11,087,862     11,763,856
===================================================================================================================


               See Notes to the Consolidated Financial Statements

                                    UNB CORP.
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                    UNAUDITED


(In thousands)                                     THREE MONTHS ENDED    SIX MONTHS ENDED
                                                        JUNE 30,              JUNE 30,
                                                   ------------------    ------------------
                                                    1999       1998        1999      1998
                                                   -------    -------    -------    -------
Net Income                                         $ 3,327    $ 2,959    $ 7,849    $ 5,540

Other comprehensive income, net of tax
  Unrealized gains/(losses) on securities:
    Unrealized gains/(losses) arising
      during the period                               (447)       307      2,047        343
    Less: Reclassified adjustment for
      accumulated gains/(losses)
      included in net income                           (33)        (4)     2,683        507
                                                   -------    -------    -------    -------
         Unrealized gains/(losses) on securities      (414)       311       (636)      (164)
                                                   -------    -------    -------    -------
Comprehensive income                               $ 2,913    $ 3,270    $ 7,213    $ 5,376
                                                   =======    =======    =======    =======




             See the Notes to the Consolidated Financial Statements

                                   U N B CORP.
      CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                                   (UNAUDITED)

(In thousands except per share data)

                                                             SIX MONTHS ENDED
                                                           6/30/99      6/30/98
                                                           --------    --------
Balance at beginning of period                             $ 71,702    $ 76,520

Net Income                                                    7,849       5,540

Common stock issued                                               0          66

Cash dividends $0.240 and $0.175 per share, respectively     (2,614)     (2,015)

Treasury stock purchases                                    (14,365)     (3,362)

Treasury stock sales                                          5,964         983

Change in market value on investment securities
  available for sale, net of deferred taxes                    (636)       (164)
                                                           --------    --------
Balance at end of period                                   $ 67,900    $ 77,568
                                                           ========    ========



               See Notes to the Consolidated Financial Statements

                                    UNB CORP.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                            SIX MONTHS ENDED
(In thousands)                                                                                  JUNE 30
                                                                                            1999        1998
                                                                                            ----        ----
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income                                                                           $  7,849    $  5,540
     Adjustments to reconcile net income to net cash from operating activities:
           Depreciation and amortization                                                       737         668
           Provision for loan losses                                                         1,288       1,136
           Net securities gains                                                             (4,127)       (780)
           Net accretion on securities                                                         (51)         (5)
           Amortization of intangible assets                                                   499         503
           Loans originated for resale                                                     (21,076)    (36,962)
           Proceeds from sale of loan originations                                          26,949      34,981
     Changes in:
           Interest receivable                                                                (169)       (207)
           Interest payable                                                                     74         (68)
           Other assets and liabilities, net                                                   442      (1,773)
           Deferred income                                                                      (3)          4
--------------------------------------------------------------------------------------------------------------
            Net cash from operating activities                                              12,412       3,037
--------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Net change in interest bearing deposits with banks                                    (26,393)        696
     Net (increase)/decrease in funds sold                                                    (700)      6,200
     Investment and mortgage-backed securities:
           Proceeds from sales of securities available for sale                              9,301       9,762
           Proceeds from maturities of securities held to maturity                             500         110
           Proceeds from maturities of securities available for sale                        60,701      74,458
           Purchases of securities held to maturity                                           (253)       (354)
           Purchases of securities available for sale                                      (79,868)    (72,546)
           Purchases of mortgage-backed securities available for sale                      (29,333)    (30,111)
           Principal payments received on mortgage-backed securities held to maturity          976       3,451
           Principal payments received on mortgage-backed securities available for sale     26,559       9,127
     Net (increase)/decrease in loans made to customers                                    (35,022)      4,605
     Loans purchased                                                                             0     (35,374)
     Purchases of premises and equipment, net                                                 (398)       (408)
     Principal payments received under leases                                                   23         122
--------------------------------------------------------------------------------------------------------------
            Net cash from investing activities                                             (73,907)    (30,262)
--------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Net increase in deposits                                                               70,394      19,679
     Cash dividends paid, net of shares issued through dividend reinvestment                (2,614)     (2,015)
     Purchase of treasury stock                                                            (14,365)     (3,362)
     Sales of treasury stock                                                                 5,964         983
     Proceeds from issuance of stock                                                             0          66
     Net increase in short-term borrowings                                                   1,414      10,309
     Proceeds from FHLB advances                                                             2,900      50,000
     Repayments of FHLB advances                                                            (1,525)    (32,570)
     Repayments on capital lease                                                               (24)        (22)
--------------------------------------------------------------------------------------------------------------
            Net cash from financing activities                                              62,144      43,068
--------------------------------------------------------------------------------------------------------------

NET CHANGE IN CASH AND CASH EQUIVALENTS                                                        649      15,843

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                                              28,195      28,998
--------------------------------------------------------------------------------------------------------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                                $ 28,844    $ 44,841
==============================================================================================================


             See the Notes to the Consolidated Financial Statements

                                    UNB CORP.
                                    ---------
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
             ------------------------------------------------------


Note 1 - Summary of Significant Accounting Policies
---------------------------------------------------

Unless otherwise indicated, amounts are in thousands, except per share data.

The accompanying consolidated financial statements include the accounts of UNB Corp. and its wholly owned subsidiaries. All material intercompany accounts and transactions have been eliminated in consolidation.

These interim financial statements are prepared without audit and reflect all adjustments of a normal recurring nature which, in the opinion of management, are necessary to present fairly the consolidated financial position of UNB Corp. at June 30, 1999, and its results of operations and cash flows for the periods presented. The accompanying consolidated financial statements do not purport to contain all the necessary financial disclosures required by generally accepted accounting principles that might otherwise be necessary in the circumstances. The Annual Report for UNB Corp. for the year ended December 31, 1998, contains consolidated financial statements and related notes which should be read in conjunction with the accompanying consolidated financial statements.

For consolidated financial statement classification and cash flow reporting purposes, cash and cash equivalents include currency on hand and non-interest bearing deposits with banks. For the six months ended June 30, 1999, and June 30, 1998, UNB Corp. paid interest in the amount of $14,426 and $15,040, respectively. For the same six month periods federal income taxes paid totaled $2,785 and $3,139, respectively.

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

Note 2 - Investment Securities
------------------------------

The amortized cost and estimated fair value of the investment and mortgage-backed securities, available for sale and held to maturity, as presented on the consolidated balance sheet at June 30, 1999, and December 31, 1998, are as follows:

                                    UNB CORP.
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)
       -------------------------------------------------------


                                                         June 30, 1999
                                           --------------------------------------------
                                                         Gross      Gross     Estimated
                                           Amortized  Unrealized  Unrealized     Fair
                                             Cost        Gains      Losses       Value
                                             ----        -----      ------       -----
Securities available for sale:
    U.S. Treasury securities                $  6,023   $      5   $     (7)   $  6,021
    Obligations of U.S. government
      agencies and corporations               23,874          8        (99)     23,783
    Corporate bonds and other debt
      securities                              20,000         --         --      20,000

Securities held to maturity:
    Corporate bonds and other debt
      securities                                 250         --         --         250
                                            --------   --------   --------    --------
         Total debt securities                50,147         13       (106)     50,054
Equity securities available for sale          12,055      3,345         --      15,400
Asset-backed securities available
    for sale                                     999         --        (19)        980
                                            --------   --------   --------    --------
         Total investment securities          63,201      3,358       (125)     66,434

Mortgage-backed securities
    available for sale                        82,465        230       (929)     81,766
Mortgage-backed securities
    held to maturity                             865         15         --         880
                                            --------   --------   --------    --------

         Total mortgage-backed securities     83,330        245       (929)     82,646
                                            --------   --------   --------    --------
         Total investment and mortgage-
            backed securities               $146,531   $  3,603   $ (1,054)   $149,080
                                            ========   ========   ========    ========



                                                        December 31, 1998
                                           --------------------------------------------
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
                                            ========   ========   ========    ========

                                    UNB CORP.
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)
       ------------------------------------------------------


During the six month periods ended June 30, 1999 and 1998, the proceeds from sales of securities available for sale were $9,301 and $9,762, respectively. Net gains of $4,127 and $780 were recognized in those sales, respectively. There were no sales or transfers of securities classified as held to maturity.

The amortized cost and estimated fair value of debt securities at June 30, 1999, by contractual maturity, are shown below. Actual maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.


                                                   June 30, 1999
                                                      Estimated   Weighted
                                            Amortized    Fair      Average
                                               Cost      Value      Yield
                                            --------- ---------   --------
Securities available for sale:
U.S. Treasuries
    Due in one year or less                   $ 4,020   $ 4,023     5.47%
    Due after one year through five years       2,003     1,998     5.49
                                              -------   -------     ----
      Total                                     6,023     6,021     5.48
                                              -------   -------     ----

U.S. Government agencies and corporations
    Due in one year or less                    10,999    10,990     6.16
    Due after one year through five years      12,875    12,793     5.96
                                              -------   -------     ----
      Total                                    23,874    23,783     6.06
                                              -------   -------     ----

Corporate bonds and other debt securities
    Due in one year or less                    20,000    20,000     5.63
                                              -------   -------     ----
      Total                                    20,000    20,000     5.63
                                              -------   -------     ----
                                              $49,897   $49,804     5.81%
                                              =======   =======     ====


Securities held to maturity:
Corp bonds and other debt securities
    Due after one year through five years         250       250     8.00
                                              -------   -------     ----
      Total                                   $   250   $   250     8.00%
                                              =======   =======     ====

Asset-backed securities available for sale    $   999   $   980     7.00%
                                              =======   =======     ====

Mortgage-backed and collateralized
    mortgage obligations available for sale   $82,465   $81,766     6.33%

Mortgage-backed and collateralized
    mortgage obligations held to maturity         865       880     7.59
                                              -------   -------     ----
                                              $83,330   $82,646     6.34%
                                              =======   =======     ====


At June 30, 1999, there were two holdings of securities from issuers, other than the U.S. government and its agencies and corporations, with aggregate book values in excess of 10% of shareholders' equity. These two securities consisted of commercial paper with overnight maturities from the following issuers:

                                                                   Estimated
                                                    Amortized          Fair
                                                      Cost            Value
                                                    ---------      ---------
      Equilon Enterprises (A-1+, P-1)                $10,000        $10,000
      Republic Industries Funding(A-1+, P-1)          10,000         10,000

                                    UNB CORP.
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)
       ------------------------------------------------------

Note 3 - Loans
--------------

Total loans as presented on the balance sheet are comprised of the following classifications:

                                                June 30, 1999     December 31, 1998
                                                -------------     -----------------

      Commercial, financial and agricultural       $ 86,883            $ 80,618
      Commercial real estate                         87,321              83,036
      Aircraft                                       90,370              65,530
      Residential real estate                       223,226             234,696
      Consumer                                      218,057             207,553
                                                   --------            --------
      Total loans                                  $705,857            $671,433
                                                   ========            ========



Impaired loans are as follows:
                                                June 30, 1999     December 31, 1998
                                                -------------     -----------------

      Loans with no allowance for loan
       losses allocated                                $310                 $660
      Loans with allowance for loan
       losses allocated                                 840                   --
      Amount of allowance allocated                     595                   --

      Average of impaired loans,
       year-to-date                                    $633                 $335
      Interest income recognized during
       impairment                                        25                   33
      Cash-basis interest income
       recognized year-to-date                           26                   32


At June 30, 1999 and December 31, 1998, loans on non-accrual status and/or past due more than 90 days approximated $1,436 and $1,487, respectively. The Other Real Estate Owned balance, net of allowance, was $325 and $449 at June 30, 1999 and December 31, 1998, respectively.

Note 4 - Allowance for Loan Losses
----------------------------------

A summary of activity in the allowance for loan losses for the six months ended June 30, 1999, and June 30, 1998, are as follows:

                                                    1999             1998
                                                    ----             ----

      Balance - January 1                         $11,172          $ 9,650
      Provision charged to operating expense        1,288            1,136
      Loans charged off, net of recoveries           (143)            (626)
                                                  -------          -------
      Balance - June 30                           $12,317          $10,160
                                                  =======          =======


Note 5 - Concentrations of Credit Risk and
------------------------------------------
         Financial Instruments With Off-Balance Sheet Risk
         -------------------------------------------------

The Corporation offers commercial and consumer credit products to customers within Stark and surrounding counties. The Corporation maintains a diversified credit portfolio, with commercial loans and leases, commercial real estate loans, aircraft loans, residential mortgage loans and consumer loans comprising 12.3%, 12.4%, 12.8%, 31.6% and 30.9%, respectively, at June 30, 1999. Indirect loans accounted for 63.5% of all consumer loans and 19.6% of total loans at June 30, 1999. The

                                    UNB CORP.
        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)(continued)
        ------------------------------------------------------


dealer network from which the indirect new and used automobile, marine and RV loans were purchased includes 103 relationships thus far in 1999, the largest of which was responsible for 11.3% of the total indirect dollar volume for the year-to-date 1999.

The Corporation is a party to financial instruments with off-balance sheet risk. These instruments are required in the normal course of business to meet the financial needs of its customers. The contract or notional amounts of these instruments are not included in the consolidated financial statements. At June 30, 1999, the contract or notional amounts of these instruments, which primarily include commitments to extend credit, standby letters of credit and financial guarantees, and interest rate swaps totaled $238,156.

At June 30, 1999, the Corporation held two interest rate swap agreements with notional amounts of $1.8 million and $16.8 million. The notional amount of an interest rate swap does not represent an amount exchanged by the parties and is not a measure of the Corporation's exposure through its use of derivatives. The amounts exchanged are determined by reference to the notional amount and the other terms of the interest rate swap. The following table summarizes the terms of each of the swaps in effect:

                                          Swap #1                Swap #2
                                          -------                -------

      Notional amount                     $1,800                 $16,816
      Final expiration                    November 20, 2000      June 18, 2003
      Variable rate in effect
             June 30, 1999                5.05%                  5.18%
      Fixed rate                          2.88%                  5.86%
      Market value, June 30, 1999         $41                    $92

Variable interest payments received are based on the three month LIBOR rate which is adjusted on a quarterly basis. The net expense from these agreements for the six month period ended June 30, 1999 was $39. For the six month period ended June 30, 1998 net income of $48 was recorded. Under the terms of these contracts, future changes in LIBOR will affect the payments received, the income or expense generated by each swap and their market value.


Note 6 - FHLB Advances and Capital Lease
----------------------------------------

The majority of long-term debt at June 30, 1999 is comprised of advances from the Federal Home Loan Bank (FHLB). Pursuant to collateral agreements with the FHLB, advances are secured by all FHLB stock and qualifying first mortgage loans.

A summary of FHLB advances outstanding is as follows:

             Maturity        Interest Rate      Amount
             -----------------------------------------
             1999             5.50%-6.28%      $ 4,066
             2000             6.00%-6.28%        4,117
             2001             6.10%-6.28%        2,305
             2002             5.95%-6.28%       30,923
             2003             6.25%-6.28%          981
             2004             6.28%                387
             -----------------------------------------
             Total                             $42,779
             =========================================

                                    UNB CORP.
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)
       ------------------------------------------------------------------


Based on the Bank's investment in FHLB stock, the maximum dollar amount of FHLB advance borrowings available to the Bank is $149,590.

In the second quarter of 1997, the Bank entered into capital lease arrangement in order to finance the acquisition of computer hardware and related software in the amount of $252. The lease terms call for sixty monthly payments of approximately $5 with the last payment due in March, 2002. The balance outstanding at June 30, 1999 was $143.

                                    UNB CORP.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
                            -------------------------

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

INTRODUCTION
------------

The following areas of discussion pertain to the consolidated financial statements of UNB Corp. at June 30, 1999, compared to December 31, 1998, and the results of operations for the quarter and year-to-date periods ending June 30, 1999, compared to the same periods in 1998. It is the intent of this discussion to provide the reader with a more thorough understanding of the consolidated financial statements and supporting schedules, and should be read in conjunction with those consolidated financial statements and schedules.

During the second quarter of 1999, the State of Ohio granted a license to UNB Corp.'s affiliate United Insurance Agency, Inc., effective July 20, 1999. The license allows the affiliate to engage in the issuance of life, accident & health, mortgage loan, property & casualty, surety, marine insurances and variable annuities. It is not anticipated that the results of operations of this affiliate will have a material impact on the earnings of UNB Corp. in 1999.

UNB Corp. is not aware of any trends, events, or uncertainties that might have a material effect on the soundness of operations; neither is UNB Corp. aware of any proposed recommendations by regulatory authorities which would have a similar effect if implemented.

FINANCIAL CONDITION
-------------------

Total assets at June 30, 1999 were $937,479, a increase of $68,736, or 7.9%, from year-end 1998. Total earning assets at June 30, 1999 of $896,200 were an increase of $70,692, or 8.6%, from 1998 year-end levels. The ratio of earning assets to total assets has increased from 95.0% at December 31, 1998 to 95.6% at June 30, 1999. Highly liquid balances, comprised of cash and cash equivalents, federal funds sold and interest bearing deposits with banks, increased by $27,742, or 67.6%, from year-end 1998. The significant factor causing this increase was the short-term investment in a money market fund of $25 million, the partial proceeds of a temporary increase in interest bearing demand deposits of $40 million from a single deposit customer.

Balances in the investment and mortgage-backed securities portfolios increased by $14,616, or 10.9%, from 1998 year-end balances, primarily the result of $20 million of the previously mentioned $40 million short-term deposit which was used to purchase overnight commercial paper. Excluding this purchase, the Corporation experienced a net runoff in mortgage-backed and investment securities of $5,384. Cash flows from maturing securities were reinvested in government and agency securities eligible as collateral to pledge against borrowings and in mortgage backed securities with durations of two years for portfolio yield enhancement. Proceeds from the sale of equity securities in the Corporation's holding company during the first quarter of 1999 were used in the Corporation's stock buyback program. Remaining liquidity from the securities portfolio was used to fund loan growth.

For the first half of 1999, total loans grew by $34,424, or 5.1%. Management's efforts to grow selected segments of the loan portfolio have been successful so far in 1999. Management's strategies have been to take advantage of the Bank's lending resources and expertise, while reducing the effects of interest rate risk found in longer term, fixed rate loans. Other considerations in the size and composition of the loan portfolio include maintaining the residential mortgage and installment loan portfolios at adequate levels to pledge as collateral against borrowing

                                    UNB CORP.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (continued)
                      -------------------------


facilities at the Federal Reserve Bank and Federal Home Loan Bank as part of Year 2000 liquidity contingency plans.

The segment of the portfolio with the most significant growth during the year was aircraft lending, with an increase in outstandings of $24,840, or 37.9% from year-end levels. This growth is the result several strategies undertaken since the acquistion of the aircraft group in June, 1998. These include several direct mail marketing campaigns and the development of referral relationships with aircraft dealers and brokers. In addition, a significant portion of new volume is related to refinancing activity for aircraft upgrades which enhance collateral values. The loans are a blended rate product, which are fixed for a term of one to two years after which they become a prime plus variable rate loan, thus aiding in interest rate risk mitigation.

The commercial lending area also experienced growth of $6,265, or 7.8%, from year-end 1998 levels, mostly through advances on existing lines of credit. Commercial real estate balances have increased by $4,285, or 5.2%, from year end balances, with all of the growth taking place in the second quarter. Highly competitive pricing for new loans in these two segments of the portfolio has limited the opportunities for new loan growth without significant impact to profit margins. However, management continues to stress their growth with a strategy for geographic expansion into southern Summit and Wayne counties to build volumes with acceptable profit margins.

Residential real estate balances declined by $11,470, or 4.9%, for the first half of 1999. The majority of this reduction was experienced in the first quarter of 1999, the result of high levels of refinancings brought on by market rates, coupled with the Bank's aversion to the interest rate risk associated with fixed rate mortgage loans. During the second quarter, refinancings had slowed while volume in construction and a new 5/1 adjustable rate mortgage product caused mortgage balances to remain constant. The new ARM product was begun because experience on current ARM loans suggests that borrowers will refinance to a fixed rate loan in less than five years, thus yielding an asset with a much shorter duration than that of a fixed rate mortgage with the potential for additional fee income at the time of refinancing. This product is being used to slow the decline in the residential mortgage portfolio balance to levels which would limit its effectiveness for use as collateral on borrowing facilities at the Federal Reserve Bank and Federal Home Loan Bank as part of Year 2000 liquidity contingency plan. Most of the Bank's production of fixed rate mortgages continues to be sold in the secondary market.

Consumer loans increased by $10,504, or 5.1%, from year-end 1998, the results of the combination of two strategies to limit interest rate and credit risk. Through a new strategy put in place in the second quarter of 1999, management intends to exit the indirect boat and recreational vehicle markets, deemphasize indirect auto originations and emphasize direct installment lending through competitive rates and marketing promotion, thus shrinking the consumer installment loan portfolio. Due to the implementation of this strategy, installment loan balances declined by $2,989 from year-end 1998. The decline in installment loans was offset by strategies to promote home equity products implemented in 1998 which caused home equity commitments and outstanding balances to grow by 27.8% and 34.4%, respectivly, for the first half of 1999. New product features on the Equity100 product include competitive introductory rate incentives and Equi-lock which allows customers to lock in a rate and fixed term on all or a portion of their outstanding balance while the remaining unused commitment can continue to be used like a regular line of credit. Card access was also added to a customer's line of credit through the Equity100 MasterMoney card, which is used like a regular credit card and is accepted everywhere MasterCard is accepted. Card access gives customers credit card convenience and all benefits of home equity loans such as low rates and tax deductible interest.

                                    UNB CORP.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (continued)
                      -------------------------


Management is targeting a goal of approximately 8% loan growth in 1999, focusing on the aircraft, commercial and commercial real estate products, based on their relatively attractive yields and repricing features. Its goal is to continue to realign its loan portfolio mix to more reflect those of the Bank's high performing peers, leading to reduced interest rate risk, increased net interest margin and overall improved profitability.

Total liabilities increased by $72,538, or 9.1%, from year-end 1998 levels with growth in deposits comprising $70,394 of the increase. Non-interest bearing demand deposits at June 30, 1999 were $8,816, or 8.6%, below 1998 year-end levels while interest bearing demand balances increased $34,193, or 40.2%, for the same period. The growth in interest bearing demand is attributable to $40 million in deposits from one customer which were withdrawn early in the third quarter. Without this deposit, interest bearing demand declined by approximately $11 million from year-end 1998 levels, with the majority of the decline in personal accounts. Savings balances increased $10,892, or 5.2%, from year-end levels, with the Money Market Access product responsible for an increase of $24,972, or 25.6%, over 1998 year-end balances. This product continues to attract customers due to the higher returns than those available in traditional savings and money market products and the liquidity unavailable in certificates of deposit. Balances in traditional savings and money market products continued to decline, $14,080 or 12.6%, from year-end 1998, the result of transfers to the Money Market Access product as well as alternative investments outside the banking industry, both of which currently offer higher rates of return to the consumer. Certificate of deposit balances grew by $34,105, or 12.0%, and were influenced by a net increase in brokered deposits of $10,000. Brokered CD's of $15,000 were issued in February, 1999, with equal amounts in maturities of two, three and four years and an average all-in cost of 5.55%. In addition, the Bank offered several local CD specials late in the first quarter and throughout the second quarter on certificates in the maturity ranges of 12 through 23 months. These promotions were in anticipation of Year 2000 liquidity needs which management felt would be more successful earlier in the year with regards to availability of funds and cost.

Short term borrowings, including repurchase agreements,increased $1,414, or 2.3%, from year-end levels while Federal Home Loan Bank (FHLB) advances and capital lease borrowings increased by $1,351, or 3.2%, with new advances used to match fund jumbo loans in the residential mortgage porfoliio.

The ratio of gross loans to deposits and FHLB advance borrowings was 88.4% at June 30, 1999 compared to 92.4% at year-end 1998. This ratio was mainly impacted by the short term deposit in interest bearing demand of $40 million. Excluding that deposit, the ratio was 93.7%, an increase of 130 basis points from year end 1998. This is largely the result of loan growth being partially funded from liquidity in the securities portfolios and from the reduction of loans held for sale.

Total shareholders' equity at June 30, 1999 was $67,900, a decrease of $3,802, or 5.3%, from year-end 1998. The reductions in shareholders' equity were the result of cash dividends paid of $2,614 and net changes in treasury stock of $8,401. Shareholders' equity also decreased for a reduction in unrealized gains, net of deferred tax, on available for sale securities for the quarter of $636. These were partially offset by year-to-date net income of $7,849. During the first quarter, the Board of Directors authorized the purchase of an additional 3% of corporate stock outstanding in the stock repurchase program which translated to a total commitment of approximately 915,000 shares in treasury stock purchases. The stock buy-back program was discontinued by the Board of Directors late in the second quarter of 1999 at which time it was determined that capital had reached acceptable levels. The Board of Directors has given management the discretion to repurchase shares as it deems necessary in the future. The Board has authorized up to $5

                                    UNB CORP.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (continued)
                      -------------------------


million in treasury stock to be held temporarily for use in funding various plans of the Corporation which require the issuance of its stock. These plans include the UNB Corp. Dividend Reinvestment Plan which will again be offered to shareholders in the third quarter of 1999 and internal benefit plans of the Corporation which include the employee stock purchase plan, the 401-K plan, and the stock option plans of 1987 and 1997.

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

UNB Corp. and its subsidiaries have conducted a comprehensive review of all information and non information technology systems to identify and correct potential Year 2000 problems and to test hardware and software for compliance. This effort is led by a Year 2000 Compliance Committee which reports directly to the Board of Directors on a monthly basis. The Committee also reports the Corporation's progress to its primary regulator, the Office of the Comptroller of the Currency.

The Corporation has successfully completed testing of all mission critical and high priority systems. All compliant systems are fully implemented into our production operations. Testing of selected medium and low priority systems is scheduled for the third quarter.

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

The Trust Investment Selection Committee has completed several reviews of the information received on these asset categories, and has scheduled further reviews throughout the third quarter of 1999, to assess the risk of holding individual issues. Follow-up research is being conducted on any issues where compliance status could not be determined. A program to provide customer awareness information has been developed, with client mailings beginning in January, 1999, and with scheduled subsequent mailings each quarter during the remainder of 1999. For employee benefit accounts, a project has been developed to contact plan sponsors to determine the Year 2000 status of the company in their capacity as plan administrator.

The Committee continues to address the Year 2000 compliance status of the Corportion's vendors, suppliers, and other third parties to assess their readiness and is reviewing these contacts and their results. This has been and will continue to be an on-going process, until all parties can fully declare their compliance.

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

The Committee oversees the development and implementation of a corporate wide contingency plan encompassing all core business processes. The development and validation of this plan have been completed. The plan will be subject to further review during the third and fourth quarters of 1999.

At this time, it is management's opinion that the most reasonably likely worse case scenario is one in which the Corporation experiences very short term and very insignificant interruptions in its primary software and hardware systems, which will have little or no impact on customer service or the on-going operations of the Corporation. As mentioned above, the Corporation has developed contingency plans to deal with this scenario and with even more severe circumstances of loss of software and hardware systems, but we have no reason to believe, at this time, that these scenarios are reasonably likely to occur. The management of UNB Corp. is not currently aware that a material disruption in the infrastructure of its market area is reasonably likely to occur. While the Corporation has developed contingency plans for the loss of electricity, telecommunications and other basic services, it does not believe that the total loss of these services is a reasonably likely worst case scenario.

The continued focus for the Committee is to execute the proactive communications program which updates employees and customers about the implementation progress of our corporate Y2K plan. The communications strategic plan and time line have been revised in response to media coverage and local community inquiries.

The Corporation continues to communicate its Y2K readiness message to all customers through Readiness Brochures, targeted letters to specific customer segments, and a web page. In addition, we have participated in and plan to conduct specific Y2K Community Forums. General Y2K customer information and targeted communications will continue throughout the year in an effort to provide our customers with information on an on-going basis regarding the Corporation's Year 2000 readiness.

Internally, UNB Corp.'s focus is to continue to update all employees on customers' current Y2K questions and concerns and to educate them on how to respond to similar inquiries. In addition, new employees receive an overview of Y2K issues, the organization's efforts toward readiness, and information on how to respond to common Y2K questions and concerns. Since the Corporation anticipates a higher than normal volume of customer interaction in December, the Committee has developed some strategies for meeting that demand through increased staffing and additional customer communication channels.

Although the Corporation intends to conduct normal operations during the entire period before and after the date changeover, the Committee has developed a liquidity contingency plan to minimize any potential disruption to the Corporation's business activities. During the first half of the year, the Corporation increased the volume and extended the maturities of several categories

                                    UNB CORP.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (continued)
                      -------------------------


of certificates of deposit. The Corporation established contingent lines of credit with both the Federal Home Loan Bank and the Federal Reserve Bank and has pledged the required collateral that will provide immediate and ongoing access to funding should it be necessary during the last few months of the year. The Federal Reserve Bank is expected to issue its procedures for emergency access to currency and funding in August, 1999. Those procedures will be incorporated into the Corporation's existing contingency plan as needed prior to the scheduled implementation of the plan in the fourth quarter. In addition to reviewing significant customer relationships monthly, the Corporation continues to monitor overall levels of currency, deposits and loans daily to identify any developing trends that might affect the liquidity position.

Based on current information, the Corporation believes that all internal systems will be Year 2000 compliant before January 1, 2000, through either the modification of existing hardware and software, or through the purchase and installation of new hardware and software. The Committee currently anticipates that the Corporation will spend approximately $400,000 on the Year 2000 project. At this time, management does not believe that there will be a significant negative impact on earnings due to this issue. The Year 2000 problem could have a material impact on the operation of the Corporation if not properly addressed, but management anticipates that the problem will be resolved and thus will not have a significant impact on the Corporation's delivery of products and services to its customers, or on its operations.

RESULTS OF OPERATIONS
---------------------

UNB Corp.'s net income for the second quarter of 1999 was $3,327 or $0.30 per diluted share, compared with $2,959, or $0.25 per diluted share for the second quarter of 1998. This represents an increase in earnings of 12.4% and an increase in diluted earnings per share of 20.0%. Year-to-date net income of $7,849 was $2,309, or 41.7%, greater than the same period in 1998. Year-to-date diluted earnings per share for 1999 were $0.71, or 51.1%, greater than 1998. Significant factors affecting net income and earnings per share on a year-to-date basis were the gain of $4,177 recognized on the sale of equity securities from marketable equities security portfolio of UNB Corp.'s Parent Company and the reduction in shares outstanding from the Corporation's stock buyback program.

The largest component of net income, net interest income, increased by $558 and $1,014, for the second quarter and year-to-date periods, increases of 6.4% and 5.8% over the same periods in 1998, respectively. Total interest income increased by 1.9% and 1.7% for the quarter and year-to-date, respectively, while interest expense declined by 3.2% and 3.1%, respectively, for the same periods. The growth in net interest income was primarily the result of overall growth in balance sheet levels from 1998, especially impacted by the purchase and subsequent growth of the $35.4 million aircraft loan portfolio late in the second quarter of 1998. A change in the mix of the loan portfolio with the continued growth of relatively higher yielding aircraft and commercial real estate loans funded by a decline in lower yielding consumer installment and residential mortgage portfolios also led to the improvement. A change in asset mix from relatively lower yielding investments to higher yielding loans also improved net interest income. These positive results were partially offset by a 4.0% reduction in fees on loans on a year-to-date basis between the two periods. Interest expense was reduced between the two periods through funding of balance sheet growth with lower cost deposits such as money market access and certificates of deposit and the prepayment of relatively more expensive FHLB advances. These prepayments were partially offset by the use FHLB

                                   UNB CORP.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS (continued)
                     -------------------------


advances for the funding of the aircraft portfolio purchase.

The net interest margin for the first half of 1999 was 4.47%, versus 4.46% for the same period in 1998, an increase of one basis point. Yields on earning assets declined by 32 basis points, due to the impact of declining market rates until later in the second quarter 1999 on new volumes in the securities and loan portfolios as well as increased competitive pressures pushing down yields in the commercial and commercial real estate loan portfolios. These were partially offset by the change in mix from consumer installment and residential mortgages to the higher yielding aircraft loans. Also within the Bank, the cost of interest bearing liabilities declined by 38 basis points. With declining market rates throughout 1998 and early 1999, discretionary rates paid on interest bearing checking, passbook and statement savings, and certificates of deposit were reduced several times in the periods following the second quarter of 1998. The cost of Money Market Access, which is tied to the 13-week Treasury Bill, declined 57 basis points between the two periods.

Rate reductions through the second half of 1998 and first quarter 1999 impacted the relative cost of short term borrowings, as well as the FHLB borrowings used to fund the initial purchase of the aircraft portfolio. The cost of FHLB advances also declined due to the prepayment of $11,538 in relatively higher cost FHLB advances in December, 1998.

Non-interest income for the second quarter of 1999 was $2,708, an increase of 5.7% from the second quarter of 1998. For the six months ended June 30, 1999, non-interest income was $9,390, an increase of $3,711, or 65.3% over the same period in 1998. The most significant factor contributing to other income results was the $4,177 gain on sale of available for sale equity securities found in the Parent Company's securities portfolio in the first quarter of 1999. Total year-to-date gains on sales of available for sale securities were $4,127, an increase of $3,347, or 429.1%, over the same period in 1998. Other categories with improvements over the same period in 1998 were Trust department earnings and other operating income. The Trust department recorded fee income of $2,499, an increase of $343, or 15.9%, and is the result of an increase in managed assets of 9.1% at June 30, 1999 over those of June 30, 1998. Other operating income increased by $238, or 31.9%, with an increase in loan brokerage income on non-conforming consumer, mortgage and aircraft loans of $298 leading the positive results. Management expects this trend of increased brokerage fees to continue, through the efforts of the staff of United Banc Financial Services' Mortgage Lending Division and through continued loan referrals to the aircraft finance group. Actual results, however, will be effected by the seasonality of mortgage loan originations and prevailing mortgage interest rates. Loan brokerage income results were partially offset by reductions in fee income from the sale of alternative investments and interchange fee income on the Bank's Mastermoney Card. Disappointed with the financial results of the Bank's relationship with American Express Financial Services, management has decided to terminate the arrangement and begin offering alternative investment services to customers through an in-house brokerage service developed in the Trust department. Management expects results from this internal arrangement to exceed prior income levels achieved through the use of external vendors. Categories with reductions in other income for the six month period were gains on sales of residential mortgage loans and service charges on deposits. Gains on loan sales declined by $107, or 19.9%, due to the reduced levels of refinancing activity as mortgage rates increased during the second quarter of 1999. Service charges on deposits declined by $110, or 7.5%, from the same period in 1998 due to greater uncollectible NSF charges and the Bank's service charge structure which has caused low balance accounts to close

                                    UNB CORP.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (continued)
                      -------------------------

while retained accounts have higher minimum balances and multiple account relationships qualifying them for waived service charges.

Non-interest expense for the second quarter was $6,354, a decrease of $33, or 0.5%, from the same period in 1998. On a year-to-date basis, non-interest expense was $14,567, an increase of $1,011, or 7.5%, over the same period in 1998. Salary, wages and benefits increased by $459, or 7.2%, over the same six month period in 1998. Increases were due to annual merit increases for 1999; additions to staff in Trust, aircraft lending, new staff for two Wooster offices, the Wal*mart branch facility opened in July, 1998 and a new loan production office opened in April, 1999, and a new loan brokerage office of United Banc Financial Services opened in the first quarter of 1999; increased health care costs, post-retirement health care and 401K plan contributions. These were partially offset by a reduction in expenses for the Corporation's ROE incentive model and other employee benefits. Occupancy expenses for the first six months ended June 30, 1999 increased by $146, or 20.5%, due to rent and leasehold improvements on new facilities for the two new Wooster locations and the Whipple and Green loan brokerage offices of United Banc Financial Services. Also impacting occupancy was an increase in real estate taxes, snow removal expenses and the buyout of the remaining lease term of the Manchester branch which was closed in the second quarter of 1999. These were partially offset by the reduction in depreciation expense for the donation of two closed branch facilities to the respective municipalities in which they were located. Equipment expenses for the first six months ended June 30, 1999 increased by $120, or 6.8%, from the same period of 1998, the result of increased depreciation on office furniture and equipment for the new facilities, increased costs of mainframe and outside computer software services and equipment purchases expensed to replace non Y2K compliant equipment. Other operating expenses increased by $286, or 6.1% from the first half of 1998. With the previously mentioned gain on sale of equity securities, the Corporation was afforded the opportunity to take advantage of one time other operating expenditures in the areas of Year 2000 compliance, donations, asset & liability management consulting, sales training for retail personnel and other efficiency and productivity enhancements.

Return on assets and return on equity for the second quarter of 1999 were 1.51% and 19.21%, respectively, compared to 1.40% and 15.29%, respectively, for the same period in 1998. On a year-to-date basis, return on assets and return on equity for 1999 was 1.81% and 22.39%, respectively, compared to 1.33% and 14.36% for the year-to-date 1998. The ability to improve net interest margin has proven difficult given the current levels of market rates, increased competition for loans which squeeze interest margins and limit opportunity for fees, and investment returns in national equity markets which draw balances from deposit accounts. Management continues to develop and implement new sources of non-interest income to improve profitability. One such action is the development of an in-house brokerage service group which will enhance other income through the sale of alternative investments. Through the recently concluded stock buyback program, management has been able to leverage capital and maintain performance at acceptable profitability levels as measured by its return on assets and equity.

The Bank has continued involvement in legal proceedings concerning a seven and one half acre parcel of property acquired through foreclosure and located in the northwest quadrant of Stark County. A large national petroleum company, owner of the facility at the date it was taken out of service, is the party responsible for the contamination cleanup according to the State of Ohio's Bureau of Underground Storage Tanks (BUSTER) regulations. After review of several environmental assessments by the Bank and the petroleum company which

                                    UNB CORP.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS(continued)
                      -------------------------


were filed with BUSTER, the agency agreed with the petroleum company's findings which indicated that the levels of contaminants were such that immediate remediation was not required. BUSTER determined that the findings indicated the contamination will remediate itself over time and issued a one year extension on any formal remediation plan. That extension expired in the third quarter of 1998. To date, there has been no resolution with the State as the agency has experience staff cutbacks which has limited communications. The tenative sales contract, which was executed in November of 1998 and subject to environmental issues being resolved, expired. Without a clear timetable for resolution of the environmental issues, there is little urgency for the interested party to renew negotiations. Estimated cleanup costs, should they become the responsibility of the Bank, are not material to the business or financial condition of the Bank and have been set up as an allowance against the property's value on the Corporation's consolidated balance sheet.

ALLOWANCE FOR LOAN LOSSES
-------------------------

The provision for loan losses for the second quarter of 1999 was $558, an increase of $113, or 25.4%, from the same period in 1998. On a year-to-date basis, the provision for loan losses was $1,288, or $152 more than the same period in 1998. The increase was due to the growth in aircraft loan portfolio balances from the initial $35.4 million purchased in June, 1998 to $90.4 million at June 30, 1999, an increase of 155.4%. Although the Corporation continues to experience a declining trend in charge-offs overall, with no historical loss experience on this relatively new portfolio of loans, management feels it is appropriate to maintain the Corporation's reserve-to-loans ratio at 1.74% compared to 1.66% at December 31, 1998, due to the increased risk profile of the loan portfolio. The Bank is also seeing trends in delinquencies in the indirect boat and recreational vehicle portfolio which could signal increased future chargeoffs. Of the total year-to-date increase in provision, $24 is related to growth in the loan portfolio of United Banc Financial Services. Management reviews the amounts of provision for loan losses charged to operating expense on a regular basis, based on its evaluation of the loan portfolio's credit quality, the adequacy of the allowance for loan losses under current economic conditions and current and anticipated loan growth.

Net charge-offs, as a percentage of average loans outstanding for the second quarter of 1999, were 0.02% versus 0.10% for the same quarter in 1998. Although the Corporation's experience in net charge-offs has improved over the last year, continued record levels of consumer debt and record bankruptcy filings experienced nationally causes management to remain cautious in its expectations for future net-charge offs in its consumer installment portfolio. In addition, national trends indicate increases in delinquencies in home equity products, whose popularity and features have made them alternate sources of financing of consumer purchases. Another factor which remains a concern of management is the Year 2000 readiness of commercial customers and what impact that may have on their ability to conduct business and in turn service their debt requirements. Based on the above concerns, management expects to fund the provision at budgeted levels of approximately $1.0 million through the remainder of 1999.

At June 30, 1999, impaired loans were $1,151, an increase of $491 from December 31, 1998. Non-performing loans, which include non-accrual loans and loans past due 90 days or more, were $1,436 at June 30, 1999 compared to $1,487 at December 31, 1998, an reduction of $51, or 3.4%. The ratio of non-performing loans to total loans outstanding at June 30, 1999 was 0.20%, compared to 0.22% recorded at

                                    UNB CORP.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (continued)
                      -------------------------


year-end 1998. The ratio compares favorably to the ratio for the Corporation's peers, all bank holding companies with consolidated assets between $500 million and $1 billion, which stands at 0.78% at March 31, 1999, the most current data available.

CAPITAL RESOURCES
-----------------

At June 30, 1999 shareholders' equity was $67,900, a reduction of $3,802, or 5.3%, from the balance at December 31, 1998. The ratio of equity-to-assets at June 30, 1999 was 7.24% versus 8.25% at December 31, 1998. The factors responsible for the reduction in shareholders' equity were cash dividends of $2,614 and net increases in treasury stock of $8,401. Also responsible, to a smaller degree was the reduction in market value on investment securities available for sale, net of deferred taxes, of $636, brought about to a great extent, by the sale in the first quarter of 1999 of equity securities with significant market appreciation over cost. Reductions in shareholders' equity were also aided by the use of treasury stock to fund the exercise of stock options and the purchase of shares through the employee stock purchase plan, plans which require the issuance of stock. These reductions were partially offset by net income for the year-to-date of $7,849.

On June 17, 1999 Board of Directors voted to reinstate the UNB Corp. Dividend Reinvestment Plan (DRP), effective with the third quarter 1999 dividend. The Board also directed that the stock buy-back be discontinued. Temporary suspension of the DRP was undertaken by the Board on August 13, 1998 effective September 16, 1998. At the time, the Board felt that capital was growing at a rate faster than could be utilized efficiently to maximize future shareholder value. The suspension of the plan and the stock buy-back helped return capital to an acceptable level targeted by management.

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

On October 15, 1998, the Board of Directors of UNB Corp. approved a shareholder rights plan. Under the plan, a dividend of one common share purchase right for each outstanding common share was declared. The dividend was payable on October 26, 1998 to the shareholders of record on that date. The shareholder rights plan, allows UNB Corp. to issue "rights" to its shareholders (one right per share) to purchase shares under certain circumstances. The plan is designed to prevent an unwanted acquirer from exceeding a prescribed ownership level in the Corporation. If the prescribed level is exceeded, the rights that were previously issued to all shareholders to buy corporate shares at a specified price become exercisable (that is, are triggered) and allow shareholders other than the party that triggered the rights to purchase corporate shares at 50% of market value. This dramatically dilutes the acquirer's ownership level and voting power and makes it prohibitively expensive for the unwanted acquirer to complete its acquisition of the

                                    UNB CORP.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (continued)
                      -------------------------


Corporation. The description and terms of the Rights are set forth in a Rights Agreement dated as of October 15, 1998 between UNB Corp. and United National Bank & Trust Company, as Rights Agent.

At June 30, 1999, the rate of primary capital (shareholders' equity plus the allowance for loan losses less intangible assets) to total adjusted assets was 11.25%. The risk-based capital ratio was 10.12%, while the Tier 1 capital and core leverage ratios reached 8.86% and 7.12%, respectively, at June 30, 1999. The levels achieved in all these ratios are above required regulatory minimums and maintain the Corporation in the "well capitalized" category under the guidelines of the Federal Deposit Insurance Corporation Act of 1991 (FDICIA).

The dividend of $0.14 per share for the second quarter included a special cash dividend of $0.03 and was a 55.6% increase over the dividend paid in the second quarter, 1998. Total cash dividends year-to-date represent 33.3% of year-to-date earnings.

Management and the Board of Directors feel that the economic climate and market conditions are conducive to listing UNB Corp.'s stock on the NASDAQ National Market. Management feels the improved earnings performance in 1998 and 1999 makes UNB Corp. compare favorably with other financial institutions listed on NASDAQ. In addition, moving to a national listing will provide greater efficiency and liquidity to the trading of the corporation's stock with the potential to attract new investors. Management plans for the stock to be listed on NASDAQ before the end of 1999.

LIQUIDITY
---------

Management ensures that the liquidity position of the Corporation is adequate to meet the credit needs and cash demands of its borrowers and depositors through the ability to readily convert assets to cash and raise funds in the market place in a timely and cost effective manner. Total cash, federal funds sold, money market funds, investment and mortgage-backed securities available for sale of $216,741 represent 23.1% of total assets at June 30, 1999. Of the investments available for sale, $29,804 are held in U.S. Treasury and Agency securities, 50.4% of which mature within one year. Approximately $108,232 of total Corporate securities are pledged as collateral to secure public fund deposits, sweep or term repurchase agreements or other obligations. The Corporation's ability to raise funds in the market place is provided by the Bank's branch network, in addition to the availability of Federal Home Loan Bank (FHLB) advance borrowings, brokered deposits, Federal funds purchased and securities sold under agreement to repurchase. In addition, for Year 2000 liquidity plans, contingency borrowing facilities have been established at the Federal Reserve Bank and the FHLB using consumer installment and residential mortgage loans as collateral.

Management focuses on the ratio of gross loans to deposits and FHLB Advance borrowings in measuring and managing Corporate liquidity. This ratio was 88.4% at June 30, 1999 compared to 92.4% at year-end 1998. The reduction at the end of the second quarter was the result of the short term deposit in interest bearing demand of $40 million. Excluding that deposit, the ratio was 93.7%, an increase of 130 basis points. This is largely the result of loan growth being partially funded from liquidity in the securities portfolios.

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

CONCENTRATION OF CREDIT RISK
----------------------------

The Corporation maintains a diversified credit portfolio, with relatively smaller balance, homogeneous consumer installment, home equity and residential mortgage loans comprising 62.5% of total loans outstanding at June 30, 1999. Residential mortgages, automobile, recreational vehicle and boat loans were the four largest concentrations in the loan portfolio by loan type. Commercial, aircraft and commercial real estate loans comprise the remaining 12.3%, 12.8% and 12.4% of loans outstanding, respectively. The three largest industry concentrations identified within the Bank's loan portfolio are offices and clinics of medical doctors, non-residential building operators and colleges and universities. Within the commercial real estate portfolio, real estate is mainly held as collateral while the cash flows of the business are considered the primary source of repayment on the loans. With all loan types, management attempts to balance credit risk versus return by employing conservative credit standards and comprehensive underwriting guidelines in addition to the loan review function which monitors credits during and after the approval process.

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

                                    UNB CORP.
                    ANALYSIS OF THE ALLOWANCE FOR LOAN LOSSES

                              (VALUATION RESERVES)

                                  JUNE 30, 1999

                                 (000's omitted)


                                                                 1999        1998
                                                                -------    -------
Balance at January 1,                                           $11,172    $ 9,650

           Charge-Offs (Domestic):
                          Commercial, Financial, Agricultural        20         39
                          Real Estate - Commercial                   --         --
                          Real Estate - Residential                  --        134
                          Aircraft                                   --        N/A
                          Consumer Loans                            618      1,081
                                                                -------    -------
                                 Total Charge-Offs                  638      1,254
                                                                -------    -------

           Recoveries (Domestic):
                          Commercial, Financial, Agricultural        26         26
                          Real Estate - Commercial                   --         --
                          Real Estate - Residential                  33         48
                          Aircraft                                   --        N/A
                          Consumer Loans                            436        554
                                                                -------    -------
                                 Total Recoveries                   495        628
                                                                -------    -------

           Net Charge-Offs                                          143        626
                                                                -------    -------

           Provision for loan losses                              1,288      1,136

Balance at June 30,                                             $12,317    $10,160
                                                                =======    =======

Ratio of net charge-offs during this
 quarter to average loans outstanding this quarter                 0.02%      0.10%
                                                                =======    =======

Allowance as a percentage of total loans                           1.74%      1.54%
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

The Corporation makes a number of assumptions when calculating its gap position. The most significant assumption is the assignment of deposit balances without a stated maturity date to specific time frames. Since these deposits are subject to withdrawal on demand, and have rates that can be changed at any time, they could be considered immediately repriceable and assigned to the shortest maturity, resulting in a significant level of liability sensitivity. However, actual practice indicates that balances are withdrawn and replaced over a much longer time frame, and rates are modified less frequently and in smaller increments than changes which occur in financial market rates. To compensate for these extremes, the Corporation uses multiple deposit distribution assumptions to provide a range of interest rate risk measurements that it uses as a guide for managing various assets and liabilities. As of June 30, 1999, the Corporation's modified twelve month cumulative gap was at 8.01% compared to 5.69% in the previous period, indicating a moderately asset sensitive position. As illustrated here, one of the shortcomings of the gap analysis is that the use of a static balance sheet results in a measure of interest rate risk at one specific point in time. During June, the Corporation received temporary deposits totaling nearly $40 million to an interest bearing demand deposit account. The funds were used to purchase short-term investments, including overnight commercial paper and money market funds. Since the deposit stratification convention used in the analysis allocates balances to each gap time frame according to a predetermined percentage, overall asset sensitivity is overstated. Readjusting those balances into the first gap bucket would result in a cumulative gap position of 3.60%.

Simulation analysis provides a more dynamic interpretation of the impact of rates on the Corporation's forecasted income and net present value of assets,

                                    UNB CORP.
                                    ---------
     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK (continued)
     ----------------------------------------------------------------------


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

At June 30, 1999, the Corporation's interest rate shock analysis forecasted a decrease in net interest income of 1.12% in response to a decrease of 200 basis points in market rates and an increase in net interest income of 1.18% based on a corresponding increase in market rates. The forecasted changes in the market value of equity were an increase of 6.05% and a decrease of 3.11% for the same period. The model results indicate that the Corporation would benefit from a increase in rates, subject to the limitations and assumptions previously discussed.

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

The Corporation has two pay-fixed amortizing interest rate swaps executed as hedges against fixed rate mortgages held in the portfolio, one executed in 1993 and the other in 1998. The net cash flows and market values of the swaps move inversely with those of the fixed rate loans in the portfolio, which reduces the Corporation's exposure to changing interest rates. If rates rise, the Corporation receives net cash flows from the swaps which compensates for the opportunity loss of holding an asset with a below market yield. Alternatively, the increase in the market value of the swaps would balance the loss on the mortgage loans if the loans were sold. If rates fall, the net cash flows given

                                    UNB CORP.
                                    ---------
     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK (continued)
     ----------------------------------------------------------------------


up are offset by the increased value of assets with an above market yield. The gain that would be realized on the sale of the loans would counteract the loss on the termination of the interest rate swaps. At the end of June, the swaps had a combined net gain of $133 on outstanding notional amount of $18,616.

The following table provides information about the Company's financial instruments that are sensitive to changes in interest rates. The expected maturity dates for residential mortgage loans and securities backed by or indexed to residential mortgage loans were calculated by adjusting the contractual maturity for prepayments corresponding to median industry data. Installment loan prepayment speeds were based on historical experience. Deposit accounts without contractual maturity dates were stratified by expected decay rates according to historical analysis.

                                    UNB CORP.
                     QUANTITATIVE DISCLOSURE OF MARKET RISK
                               AS OF JUNE 30, 1999


                                              ONE YEAR                TWO YEARS              THREE YEARS             FOUR YEARS
                                         BALANCE      RATE      BALANCE       RATE      BALANCE       RATE      BALANCE      RATE
                                         ========================================================================================

ASSETS

Short Term Investments                   39,947       5.09%

Securities                               37,172       6.20%       8,576        5.84%      4,339       5.96%      1,117      6.64%

Collateralized Mortgage Obligations      34,695       6.40%      21,457        6.28%     12,881       6.19%      5,405      6.14%
   and Mortgage Backed Securities (1)

Fixed Rate Loans (2)(3)                  87,054       8.47%      59,190        8.56%     43,764       8.45%     36,999      8.20%
Variable Rate Loans (4)(5)(6)            48,560       8.37%      56,564        8.62%     29,232       8.34%     23,164      8.34%


LIABILITIES

Interest Bearing Demand & Savings (7)    47,610       2.91%      39,461        3.25%     33,376       3.62%     37,738      3.56%
Time Deposits                           184,590       5.05%     106,426        5.33%     13,570       5.65%     11,984      5.68%
Repurchase Agreements                    61,808       4.01%
Short Term Borrowings                       917       5.50%
FHLB Advances                             5,208       5.88%       3,408        6.14%        583       6.14%     30,330      5.95%
Capital Leases                               45       8.15%          45        8.15%         45       8.15%          8      8.15%

OFF-BALANCE SHEET

Interest Rate Swap (8)                    1,200                     600
Average Pay Rate (Fixed)                              2.88%                    2.88%
Average Receive Rate (Variable)                       5.05%                    5.05%

Interest Rate Swap (9)                    2,784                   2,431                   2,120                  9,481
Average Pay Rate (Fixed)                              5.86%                    5.86%                  5.86%                 5.86%
Average Receive Rate (Variable)                       5.18%                    5.18%                  5.18%                 5.18%



                                               FIVE YEARS         MORE THAN 5 YEARS               TOTAL             FAIR
                                           BALANCE      RATE     BALANCE       RATE      BALANCE        RATE        VALUE
                                        ==================================================================================

ASSETS

Short Term Investments                                                                    39,947         5.09%      39,947

Securities                                    707       6.62%      14,523       5.79%     66,434         6.06%      66,434

Collateralized Mortgage Obligations         2,681       6.05%       5,512       6.02%     82,631         6.63%      82,646
   and Mortgage Backed Securities (1)

Fixed Rate Loans (2)(3)                    25,267       8.11%     137,032       8.52%    389,306         8.58%     377,699
Variable Rate Loans (4)(5)(6)              22,258       7.97%     138,104       8.33%    317,882         8.33%     308,524


LIABILITIES

Interest Bearing Demand & Savings (7)      55,838       2.90%     125,165       1.73%    339,188         2.70%     297,142
Time Deposits                               3,703       5.57%       3,142       5.28%    323,415         5.30%     323,454
Repurchase Agreements                                                                     61,808         4.01%      61,794
Short Term Borrowings                                                                        917         5.50%         917
FHLB Advances                                 350       6.25%       2,900       6.28%     42,779         5.97%      43,128
Capital Leases                                  0       0.00%           0       0.00%        143         8.15%         162

OFF-BALANCE SHEET

Interest Rate Swap (8)                                                                     1,800                        41
Average Pay Rate (Fixed)
Average Receive Rate (Variable)

Interest Rate Swap (9)                                                                    16,816                        92
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

(8) At quarter-end June, 1999, the notional principal amount of the interest rate swap was $1,800 and the market value was $41. The notional amount will amortize quarterly according to a predetermined schedule until its maturity on 11/26/00. The Company pays a fixed rate of 2.88% and receives a variable rate of three month LIBOR reset quarterly, which at quarter-end was 5.0475%.

(9) At quarter-end June, 1999, the notional principal amount of the interest rate swap was $16,816 and the market value was $92. The notional amount will amortize quarterly according to a predetermined schedule until its maturity on 6/18/03. The Company pays a fixed rate of 5.86% and receives a variable rate of three month LIBOR reset quarterly, which at quarter-end was 5.17625%.

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


Item 5 - Other Information
--------------------------

        N/A


Item 6 - Exhibits and Reports on Form 8-K
-----------------------------------------

A.  Exhibit
    Number     Exhibit
    ------     -------
      27       Financial Data Schedule for the six months ended June 30, 1999(1)

B. Reports - Form 8-K - No reports on Form 8-K were filed by the Registrant during the first half of 1999.

(1)Filed only in electronic format pursuant to Item 601(b)(27) of Regulation
   S-K.



SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                     UNB CORP.
                                             --------------------------
                                                    (Registrant)


Date 8/11/99                                 /s/ JAMES J. PENNETTI
     -------                                 --------------------------
                                             James J. Pennetti
                                             (Duly authorized officer and
                                             Treasurer, UNB Corp.)