Form 10-Q
period 1999-09-30
UNB CORP/OH
filed 1999-11-12
CIK 746481

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q



[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1999
                               -------------------

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

                                         Yes __X__          No _____



       Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

       Common Stock, $1.00 Stated Value        Outstanding at October 31, 1999
                                                   10,769,991 Common Shares

                                    UNB CORP.

                                    FORM 10-Q

                        QUARTER ENDED SEPTEMBER 30, 1999


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

                                    UNB CORP.
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)



(In thousands except per share data)                                    SEPTEMBER 30,      December 31,
                                                                            1999               1998
                                                                        -------------------------------
ASSETS
Cash and cash equivalents                                                $  25,759           $  28,195
Federal funds sold                                                           8,200              12,300
Interest bearing deposits with banks                                            25                 554
Securities, net (Fair value:
      $54,603 and  $52,950, respectively)(Note 2)                           54,604              52,945
Mortgage-backed securities (Fair value:
      $79,661 and  $81,529, respectively)(Note 2)                           79,652              81,504
Loans originated and held for sale                                             565               6,772
Loans:
       Total loans (Notes 3 and 6)                                         747,538             671,433
       Less allowance for loan losses (Note 4)                             (12,765)            (11,172)
------------------------------------------------------------------------------------------------------
             Net loans                                                     734,773             660,261
Premises and equipment, net                                                 10,636              11,152
Intangible assets                                                            3,585               4,333
Accrued interest receivable and other assets                                10,718              10,727
------------------------------------------------------------------------------------------------------
          TOTAL ASSETS                                                   $ 928,517           $ 868,743
======================================================================================================


LIABILITIES
Deposits:
       Noninterest bearing deposits                                      $  90,298           $ 102,101
       Interest bearing deposits                                           628,693             583,393
------------------------------------------------------------------------------------------------------
        Total deposits                                                     718,991             685,494
Fed funds purchased and short-term borrowings                               62,631              61,311
FHLB advances, bank loan and capital lease (Note 6)                         70,547              41,571
Accrued taxes, expenses and other liabilities                                6,759               8,665
------------------------------------------------------------------------------------------------------
          TOTAL LIABILITIES                                                858,928             797,041

SHAREHOLDERS' EQUITY
Common stock ($1.00 stated value, 50,000,000 shares authorized;
        11,646,312 and 11,646,362 issued, respectively)                     11,646              11,646
Paid-in capital                                                             29,009              30,872
Retained earnings                                                           45,441              38,049
Treasury stock, 876,155 and 547,446 shares at cost                         (17,711)            (11,149)
Unrealized gain on securities available for sale, net of tax                 1,204               2,284
------------------------------------------------------------------------------------------------------
          TOTAL SHAREHOLDERS' EQUITY                                        69,589              71,702
------------------------------------------------------------------------------------------------------
            TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                   $ 928,517           $ 868,743
======================================================================================================


               See Notes to the Consolidated Financial Statements

                                    UNB CORP.
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

(In thousands except per share data)                                 THREE MONTHS ENDED                   NINE MONTHS ENDED
                                                                         SEPTEMBER 30,                       SEPTEMBER 30,
                                                                 -----------------------------       -----------------------------
                                                                    1999              1998              1999              1998
                                                                 -----------       -----------       -----------       -----------
INTEREST INCOME:
   Interest and fees on loans:
        Taxable                                                  $    15,299       $    14,529       $    44,057       $    42,023
        Tax exempt                                                        35                34                96               108
   Interest and dividends on investments & mortgage-backed
   securities:
        Taxable                                                        1,960             2,168             5,802             6,541
        Tax exempt                                                         2                 8                 2                28
   Interest on bank deposits and federal funds sold                      167               168               472               630
----------------------------------------------------------------------------------------------------------------------------------
          Total interest income                                       17,463            16,907            50,429            49,330
----------------------------------------------------------------------------------------------------------------------------------

INTEREST EXPENSE:
   Interest on deposits                                                6,586             6,255            18,529            18,739
   Interest on short-term borrowings                                     739               757             2,087             2,242
   Interest on FHLB advances                                             664               852             1,873             1,854
----------------------------------------------------------------------------------------------------------------------------------
          Total interest expense                                       7,989             7,864            22,489            22,835
----------------------------------------------------------------------------------------------------------------------------------

NET INTEREST INCOME                                                    9,474             9,043            27,940            26,495
PROVISION FOR LOAN LOSSES (NOTE 4)                                       561               325             1,849             1,461
----------------------------------------------------------------------------------------------------------------------------------
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES                    8,913             8,718            26,091            25,034

OTHER INCOME:
   Service charges on deposits                                           715               710             2,063             2,168
   Trust Department income                                             1,117             1,001             3,616             3,157
   Other operating income                                                431               752             1,416             1,499
   Securities gains/(losses), net                                          0                 0             4,127               780
   Gains on loans originated for resale and sold                          54               238               485               776
----------------------------------------------------------------------------------------------------------------------------------
          Total other income                                           2,317             2,701            11,707             8,380
----------------------------------------------------------------------------------------------------------------------------------

OTHER EXPENSES:
   Salary, wages and benefits                                          3,259             3,338            10,111             9,731
        Occupancy                                                        416               414             1,274             1,126
        Equipment                                                        945               915             2,833             2,683
   Other operating expense                                             1,382             2,069             6,351             6,752
----------------------------------------------------------------------------------------------------------------------------------
          Total other expenses                                         6,002             6,736            20,569            20,292
----------------------------------------------------------------------------------------------------------------------------------


INCOME BEFORE INCOME TAXES                                             5,228             4,683            17,229            13,122
PROVISION FOR INCOME TAXES                                             1,831             1,597             5,983             4,496
----------------------------------------------------------------------------------------------------------------------------------
        NET INCOME                                               $     3,397       $     3,086       $    11,246       $     8,626
==================================================================================================================================

EARNINGS PER SHARE (NOTE 1):
        Basic                                                    $      0.32       $      0.27       $      1.03       $      0.75
        Diluted                                                  $      0.31       $      0.27       $      1.02       $      0.74
==================================================================================================================================

DIVIDENDS PER SHARE (NOTE 1)                                     $     0.115       $     0.090       $     0.355       $     0.265
==================================================================================================================================

WEIGHTED AVERAGE SHARES OUTSTANDING (NOTE 1):
        Basic                                                     10,767,419        11,394,980        10,880,076        11,486,908
        Diluted                                                   10,884,295        11,627,734        11,020,787        11,716,514
==================================================================================================================================


               See Notes to the Consolidated Financial Statements

                                   UNB CORP.
                CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                   UNAUDITED

(In thousands)                                           THREE MONTHS ENDED         NINE MONTHS ENDED
                                                            SEPTEMBER 30,              SEPTEMBER 30,
                                                        ---------------------      -------------------
                                                         1999           1998         1999        1998
                                                        ------         ------      -------      ------
Net Income                                              $3,397         $3,086      $11,246      $8,626
Other comprehensive income, net of tax
  Unrealized gains/(losses) on securities:
    Unrealized gains/(losses) arising
      during the period                                   (443)          (614)       1,603        (272)
    Less: Reclassified adjustment for
      accumulated gains/(losses)
      included in net income                                 0              0        2,683         507
                                                        ------         ------      -------      ------
        Unrealized gains/(losses) on securities           (443)          (614)      (1,080)       (779)
                                                        ------         ------      -------      ------
Comprehensive income                                    $2,954         $2,472      $10,166      $7,847
                                                        ======         ======      =======      ======



             See the notes to the Consolidated Financial Statements

                                   UNB CORP.
      CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                                  (UNAUDITED)

(In thousands except per share data)                                 NINE MONTHS ENDED
                                                                  9/30/99         9/30/98
                                                                  -------         -------
Balance at beginning of period                                    $71,702         $76,520

Net Income                                                         11,246           8,626

Common stock issued                                                     0              66

Cash dividends $0.355 and $0.265 per share, respectively           (3,854)         (3,039)

Treasury stock purchases                                          (14,447)         (5,961)

Treasury stock sales                                                6,022           1,360

Change in market value on investment securities
  available for sale, net of deferred taxes                        (1,080)           (779)
                                                                  -------         -------
Balance at end of period                                          $69,589         $76,793
                                                                  =======         =======




               See Notes to the Consolidated Financial Statements

                                    UNB CORP.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                                                     NINE MONTHS ENDED
(In thousands)                                                                                           SEPTEMBER 30,
                                                                                                   1999                 1998
                                                                                                   ----                 ----
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income                                                                                 $  11,246           $   8,626
     Adjustments to reconcile net income to net cash from operating activities:
          Depreciation and amortization                                                             1,109               1,022
          Provision for loan losses                                                                 1,849               1,461
          Net securities gains                                                                     (4,127)               (780)
          Net amortization/(accretion) on securities                                                   74                  (6)
          Amortization of intangible assets                                                           748                 754
          Loans originated for resale                                                             (24,379)            (55,878)
          Proceeds from sale of loan originations                                                  31,071              55,783
     Changes in:
          Interest receivable                                                                        (177)               (570)
          Interest payable                                                                           (343)               (224)
          Other assets and liabilities, net                                                          (790)             (1,097)
          Deferred income                                                                              (6)                 (4)
-----------------------------------------------------------------------------------------------------------------------------
             Net cash from operating activities                                                    16,275               9,087
-----------------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Net change in interest bearing deposits with banks                                               529                 712
     Net (increase)/decrease in funds sold                                                          4,100              (9,200)
     Investment and mortgage-backed securities:
          Proceeds from sales of securities available for sale                                      9,301               9,762
          Proceeds from maturities of securities held to maturity                                     500                 570
          Proceeds from maturities of securities available for sale                               135,051             100,219
          Purchases of securities held to maturity                                                 (1,295)               (354)
          Purchases of securities available for sale                                             (141,956)            (91,271)
          Purchases of mortgage-backed securities available for sale                              (35,029)            (33,104)
          Principal payments received on mortgage-backed securities held to maturity                1,148               4,503
          Principal payments received on mortgage-backed securities available for sale             34,865              16,455
     Net increase in loans made to customers                                                      (77,002)            (10,632)
     Loans purchased                                                                                    0             (35,374)
     Purchases of premises and equipment, net                                                        (593)               (807)
     Principal payments received under leases                                                         156                 163
-----------------------------------------------------------------------------------------------------------------------------
             Net cash from investing activities                                                   (70,225)            (48,358)
-----------------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Net increase in deposits                                                                      33,497              21,209
     Cash dividends paid, net of shares issued through dividend reinvestment                       (3,854)             (3,039)
     Purchase of treasury stock                                                                   (14,447)             (5,961)
     Sales of treasury stock                                                                        6,022               1,360
     Proceeds from issuance of stock                                                                    0                  66
     Net increase in short-term borrowings                                                          1,320               6,766
     Proceeds from FHLB advances                                                                   27,900             105,000
     Repayments of FHLB advances                                                                   (2,388)            (83,886)
     Proceeds from bank loans                                                                       3,500                   0
     Repayments on capital lease                                                                      (36)                (33)
-----------------------------------------------------------------------------------------------------------------------------
             Net cash from financing activities                                                    51,514              41,482
-----------------------------------------------------------------------------------------------------------------------------

NET CHANGE IN CASH AND CASH EQUIVALENTS                                                            (2,436)              2,211

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                                                     28,195              28,998
-----------------------------------------------------------------------------------------------------------------------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                                      $  25,759           $  31,209
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

These interim financial statements are prepared without audit and reflect all adjustments of a normal recurring nature which, in the opinion of management, are necessary to present fairly the consolidated financial position of UNB Corp. at September 30, 1999, and its results of operations and cash flows for the periods presented. The accompanying consolidated financial statements do not purport to contain all the necessary financial disclosures required by generally accepted accounting principles that might otherwise be necessary in the circumstances and are not necessarily indicative of the results to be expected for the full year. The Annual Report for UNB Corp. for the year ended December 31, 1998, contains consolidated financial statements and related notes which should be read in conjunction with the accompanying consolidated financial statements.

For consolidated financial statement classification and cash flow reporting purposes, cash and cash equivalents include currency on hand and non-interest bearing deposits with banks. For the nine months ended September 30, 1999, and September 30, 1998, UNB Corp. paid interest in the amount of $22,833 and $23,060, respectively. For the same nine month period federal income taxes paid totaled $5,605 and $4,639, respectively.

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


Note 2 - Investment Securities
------------------------------

The amortized cost and estimated fair value of the investment and mortgage-backed securities, available for sale and held to maturity, as presented on the consolidated balance sheet at September 30, 1999, and December 31, 1998, are as follows:

                                    UNB CORP.
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)


                                                              September 30, 1999
                                                ----------------------------------------------------
                                                               Gross         Gross         Estimated
                                                Amortized    Unrealized    Unrealized        Fair
                                                  Cost         Gains         Losses          Value
                                                ---------    ----------    ----------      ---------
Securities available for sale:
    U.S. Treasury securities                    $ 11,008       $    6       $    (5)       $ 11,009
    Obligations of U.S. government
      agencies and corporations                   26,538            1          (181)         26,358

Securities held to maturity:
    Obligations of state and
      subdivisions                                   905           --            (1)            904
    Corporate bonds and other debt
      securities                                     250           --            --             250
                                                --------       ------       -------        --------
         Total debt securities                    38,701            7          (187)         38,521
Equity securities available for sale              12,192        3,461          (551)         15,102
Asset-backed securities available
    for sale                                         999           --           (19)            980
                                                --------       ------       -------        --------
         Total investment securities              51,892        3,468          (757)         54,603

Mortgage-backed securities
    available for sale                            79,817           43          (901)         78,959
Mortgage-backed securities
    held to maturity                                 693            9            --             702
                                                --------       ------       -------        --------

         Total mortgage-backed securities         80,510           52          (901)         79,661
                                                --------       ------       -------        --------
         Total investment and mortgage-
            backed securities                   $132,402       $3,520       $(1,658)       $134,264
                                                ========       ======       =======        ========


                                                                December 31, 1998
                                                ----------------------------------------------------
                                                               Gross        Gross        Estimated
                                                Amortized    Unrealized   Unrealized       Fair
                                                  Cost         Gains        Losses         Value
                                                ---------    ----------   ----------     ---------
Securities available for sale:
    U.S. Treasury securities                    $  9,058       $   59       $ (14)       $  9,103
    Obligations of U.S. government
      agencies and corporations                   25,009          200          (3)         25,206

Securities held to maturity:
    Corporate bonds and other debt
      securities                                     749            5          --             754
                                                --------       ------       -----        --------
         Total debt securities                    34,816          264         (17)         35,063
Equity securities available for sale              13,550        3,325          --          16,875
Asset-backed securities available
    for sale                                         999           13          --           1,012
                                                --------       ------       -----        --------
         Total investment securities              49,365        3,602         (17)         52,950

Mortgage-backed securities
    available for sale                            79,731          311        (378)         79,664
Mortgage-backed securities
    held to maturity                               1,840           26          (1)          1,865
                                                --------       ------       -----        --------

         Total mortgage-backed securities         81,571          337        (379)         81,529
                                                --------       ------       -----        --------
         Total investment and mortgage-
            backed securities                   $130,936       $3,939       $(396)       $134,479
                                                ========       ======       =====        ========

                                    UNB CORP.
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)


During the nine month period ended September 30, 1999 and 1998, the proceeds from sales of securities available for sale were $9,301 and $9,762, respectively. Net gains of $4,127 and $780 were recognized in those sales, respectively. There were no sales or transfers of securities classified as held to maturity.

The amortized cost and estimated fair value of debt securities at September 30, 1999, by contractual maturity, are shown below. Actual maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.


                                                             September 30, 1999
                                                                   Estimated        Weighted
                                                     Amortized       Fair            Average
                                                       Cost         Value            Yield
                                                     ---------    ----------        --------
Securities available for sale:
U.S. Treasuries
    Due in one year or less                           $11,008        11,009           4.96%
                                                      -------       -------           ----
      Total                                            11,008        11,009           4.96
                                                      -------       -------           ----

U.S. Government agencies and corporations
    Due in one year or less                            13,191        13,145           5.72
    Due after one year through five years              13,347        13,213           6.02
                                                      -------       -------           ----
      Total                                            26,538        26,358           5.87
                                                      -------       -------           ----

                                                      $37,546       $37,367           5.60%
                                                      =======       =======           ====


Securities held to maturity:
Obligations of state and political subdivisions
    Due in one year or less                               905           904           3.80
                                                      -------       -------           ----
      Total                                               905           904           3.80
                                                      -------       -------           ----

Corp bonds and other debt securities
    Due after one year through five years                 250           250           8.00
                                                      -------       -------           ----
      Total                                               250           250           8.00%
                                                      -------       -------           ----

                                                      $ 1,155         1,154           4.71%
                                                      =======       =======           ====

Asset-backed securities available for sale            $   999       $   980           7.00%
                                                      =======       =======           ====

Mortgage-backed and collateralized
    mortgage obligations available for sale           $79,817       $78,959           6.36%

Mortgage-backed and collateralized
    mortgage obligations held to maturity                 693           702           7.06
                                                      -------       -------           ----
                                                      $80,510       $79,661           6.36%
                                                      =======       =======           ====


At September 30, 1999, there were no holdings of securities of any one issuer, other than the U.S. government and its agencies and corporations, with an aggregate book value in excess of 10% of shareholders' equity.

                                    UNB CORP.
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)


Note 3 - Loans
--------------

Total loans as presented on the balance sheet are comprised of the following classifications:


                                                       September 30, 1999               December 31, 1998
                                                       ------------------               -----------------
      Commercial, financial and agricultural                 $ 95,405                        $ 80,618
      Commercial real estate                                   94,613                          83,036
      Aircraft                                                108,122                          65,530
      Residential real estate                                 227,292                         234,696
      Consumer                                                222,106                         207,553
                                                             --------                         -------
      Total loans                                            $747,538                        $671,433
                                                             ========                        ========


Impaired loans are as follows:

                                                          September 30, 1999               December 31, 1998
                                                          ------------------               -----------------

      Loans with no allowance for loan
       losses allocated                                          $285                            $660
      Loans with allowance for loan
       losses allocated                                           842                              --
      Amount of allowance allocated                               669                              --

      Average of impaired loans,
       year-to-date                                              $669                            $335
      Interest income recognized during
       impairment                                                  33                              33
      Cash-basis interest income
       recognized year-to-date                                     31                              32


At September 30, 1999 and December 31, 1998, loans on non-accrual status and/or past due more than 90 days approximated $1,742 and $1,487, respectively. The Other Real Estate Owned balance, net of allowance, was $325 and $449 at September 30, 1999 and December 31, 1998, respectively.


Note 4 - Allowance for Loan Losses
----------------------------------

A summary of activity in the allowance for loan losses for the nine months ended September 30, 1999, and September 30, 1998, are as follows:


                                                         1999             1998
                                                         ----             ----

      Balance - January 1                              $11,172          $ 9,650
      Provision charged to operating expense             1,849            1,461
      Loans charged off, net of recoveries                (256)            (773)
                                                       -------          -------
      Balance - September 30                           $12,765          $10,338
                                                       =======          =======


Note 5 - Concentrations of Credit Risk and
         Financial Instruments With Off-Balance Sheet Risk
         -------------------------------------------------


The Corporation offers commercial and consumer credit products to customers within Stark and surrounding counties. The Corporation maintains a diversified loan portfolio, with commercial loans and leases, commercial real estate loans, aircraft loans, residential mortgage loans and consumer loans comprising 12.8%, 12.7%,

                                    UNB CORP.
        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)(continued)


14.4%, 30.4% and 29.7%, respectively, at September 30, 1999. Residential mortgages, automobile, recreational vehicle and boat loans were the four largest concentrations in the loan portfolio by loan type. Indirect loans accounted for 62.8% of all consumer loans and 18.6% of total loans at September 30, 1999. The dealer network from which the indirect new and used automobile, marine and RV loans were purchased includes 124 relationships thus far in 1999, the largest of which was responsible for 8.8% of the total indirect dollar volume for the year-to-date 1999.

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

The Corporation is a party to financial instruments with off-balance sheet risk. These instruments are required in the normal course of business to meet the financial needs of its customers. The contract or notional amounts of these instruments are not included in the consolidated financial statements. At September 30, 1999, the contract or notional amounts of these instruments, which primarily include commitments to extend credit, standby letters of credit and financial guarantees, and interest rate swaps totaled $250,585.

At September 30, 1999, the Corporation held two interest rate swap agreements with notional amounts of $1.5 million and $16.1 million. The notional amount of an interest rate swap does not represent an amount exchanged by the parties and is not a measure of the Corporation's exposure through its use of derivatives. The amounts exchanged are determined by reference to the notional amount and the other terms of the interest rate swap. The following table summarizes the terms of each of the swaps in effect:


                                          Swap #1                  Swap #2
                                          -------                  -------
      Notional amount                     $1,500                   $16,084
      Final expiration                    November 20, 2000        June 18, 2003
      Variable rate in effect,
             September 30, 1999           5.49%                    5.51%
      Fixed rate                          2.88%                    5.86%
      Market value,                       $33                      $145
             September 30, 1999


Variable interest payments received are based on the three month LIBOR rate which is adjusted on a quarterly basis. The net expense from these agreements for the nine month period ended September 30, 1999 was $61. For the nine month period ended September 30, 1998, net income of $62 was recorded. Under the terms of these contracts, future changes in LIBOR will affect the payments received, the income or expense generated by each swap and their market value.


Note 6 - Long Term Debt
-----------------------

The majority of long-term debt at September 30, 1999 is comprised of advances from the Federal Home Loan Bank (FHLB). Pursuant to collateral agreements with the FHLB, advances are secured by all FHLB stock and qualifying first mortgage loans.

                                    UNB CORP.
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)


A summary of FHLB advances outstanding is as follows:


         Maturity                    Interest Rate                     Amount
         --------------------------------------------------------------------
         1999                         5.46%-6.28%                     $28,203
         2000                         6.00%-6.28%                       4,117
         2001                         6.10%-6.28%                       2,305
         2002                         5.95%-6.28%                      30,923
         2003                         6.25%-6.28%                         981
         2004                            6.28%                            387
         --------------------------------------------------------------------
         Total                                                        $66,916
         ====================================================================


Based on the Bank's investment in FHLB stock, the maximum dollar amount of FHLB advance borrowings available to the Bank is $152,322.

In the second quarter of 1997, the Bank entered into capital lease arrangement in order to finance the acquisition of computer hardware and related software in the amount of $252. The lease terms call for sixty monthly payments of approximately $5 with the last payment due in March, 2002. The balance outstanding at September 30, 1999 was $131.

During the third quarter of 1999, United Banc Financial Services, Inc.(UBFS) negotiated and began drawing on a $5 million line of credit with Bank One Michigan to partially pay off its line of credit with United National Bank and Trust Co. and fund its loan portfolio growth. The interest on each draw is variable and is priced off one of several indexes plus a spread, at the option of UBFS. The loan agreement calls for quarterly interest payments and is secured by a first security agreement on UBFS receivables, pledged equity securities held by the Parent Company of UNB Corp., the unconditional guarantee of UNB Corp., and an intercreditor agreement with United National Bank and Trust Co. The initial draw of $3.5 million is priced at six month LIBOR plus 1%, or 6.95%.

                                    UNB CORP.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

INTRODUCTION

The following areas of discussion pertain to the consolidated financial statements of UNB Corp. at September 30, 1999, compared to December 31, 1998, and the results of operations for the quarter and year-to-date periods ending September 30, 1999, compared to the same periods in 1998. It is the intent of this discussion to provide the reader with a more thorough understanding of the consolidated financial statements and supporting schedules, and should be read in conjunction with those consolidated financial statements and schedules.

During the third quarter of 1999, United Banc Financial Services(UBFS) entered into joint venture with a local title company. The objectives are to share in fee income from mortgage closing activities of both the mortgage division of UBFS as well as those of other financial institutions and to gain more control over the mortgage closing process of UBFS' customers. During the fourth quarter another joint venture between the title company and United National Bank and Trust Co. will be pursued to bring the closing activities of the Bank's mortgage area into the relationship. It is not anticipated that the results of operations of this joint venture will have a material impact on the earnings of UNB Corp. in 1999.

Effective July 20, 1999, the State of Ohio granted a license to UNB Corp.'s affiliate United Insurance Agency, Inc. The license allows the affiliate to engage in the issuance of life, accident & health, mortgage loan, property & casualty, surety, marine insurances and variable annuities. It is not anticipated that the results of operations of this affiliate will have a material impact on the earnings of UNB Corp. in 1999.

UNB Corp. is not aware of any trends, events, or uncertainties that might have a material effect on the soundness of operations; neither is UNB Corp. aware of any proposed recommendations by regulatory authorities which would have a similar effect if implemented.


FINANCIAL CONDITION

Total assets at September 30, 1999 were $928,517, a increase of $59,774, or 6.9%, from year-end 1998. Total earning assets at September 30, 1999 of $890,584 were an increase of $65,076, or 7.9%, from 1998 year-end levels. The ratio of earning assets to total assets has increased from 95.0% at December 31, 1998 to 95.9% at September 30, 1999. Both total and earning assets have declined slightly from June 30, 1999 levels due to the loss of a temporary increase in interest bearing deposits of $40 million from a single customer in June which was invested in interest bearing deposits with banks and securities until very early in the third quarter of 1999. Highly liquid balances, comprised of cash and cash equivalents, federal funds sold and interest bearing deposits with banks, decreased by $7,065, or 17.2%, from year-end 1998.

INVESTMENTS
Balances in the investment and mortgage-backed securities portfolios remained relatively constant at $134,256, from 1998 year-end balances with a small change in mix from mortgage backed securities to investment securities. Cash flows from maturing securities were reinvested in government and agency securities eligible as collateral to pledge against borrowings and for potential liquidity sources at year-end for Year 2000 considerations, and in mortgage backed securities with expected durations of two years for portfolio yield enhancement. Proceeds from the sale of equity securities in the Corporation's holding company during the first

                                    UNB CORP.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (continued)


quarter of 1999 were used in the Corporation's stock buyback program.

LOANS
For the nine months of 1999, total loans grew by $76,105, or 11.3%. Management's efforts to grow selected segments of the loan portfolio have been successful in 1999 and especially in the third quarter which saw an increase in loan balances of $41,681 or 45% of the year's growth. Management's strategies have been to take advantage of the Bank's lending resources and expertise, while reducing the effects of interest rate risk found in longer term, fixed rate loans. Other considerations in the size and composition of the loan portfolio include maintaining the residential mortgage and installment loan portfolios at adequate levels to pledge as collateral against borrowing facilities at the Federal Reserve Bank and Federal Home Loan Bank as part of Year 2000 liquidity contingency plans.

The segment with the most significant growth in 1999 is aircraft lending, with an increase in outstandings of $42,591, or 65.0% from prior year-end levels. This growth is the result of several strategies undertaken since the acquistion of the aircraft group in June, 1998. These include several direct mail marketing campaigns and the development of referral relationships with aircraft dealers and brokers. In addition, a significant portion of new volume is related to refinancing activity for aircraft upgrades which enhance collateral values. The loans are a blended rate product, which are fixed for a term of one to two years after which they become a prime plus variable rate loan, thus aiding in interest rate risk mitigation. Many of the loans originated after the business was purchased in June, 1998 will begin repricing in the coming months. Management expects this portfolio to continue to grow with outstandings in the year 2000 budgeted to grow in excess of $150 million.

The commercial lending area also experienced growth of $14,787, or 18.3%, from year-end 1998 levels, through advances on existing lines of credit and term loans. Commercial real estate balances have increased by $11,577, or 13.9%, from year end balances, with significant growth taking place in the third quarter. Highly competitive pricing for new loans in these two segments of the portfolio has limited the opportunities for new loan growth without significant impact to profit margins. However, management continues to stress their growth with a strategy for geographic expansion into southern Summit and Wayne counties to build volumes with acceptable profit margins.

Residential real estate balances declined by $7,404, or 3.2%, for the nine months of 1999. The majority of this reduction was experienced in the first quarter of 1999, the result of high levels of refinancings brought on by market rates. Due to the Bank's aversion to the interest rate risk associated with long-term, fixed rate mortgages and the relative yields on new loan volume, the majority of loans originated were sold in the secondary market. During the second quarter, refinancings slowed while volume in construction and a new 5/1 adjustable rate mortgage product caused mortgage balances to remain constant. The new ARM product was initiated to take advantage of the Bank's experience on current ARM loans which suggests that borrowers will refinance to a fixed rate loan in less than five years, thus yielding an asset with a much shorter duration than that of a fixed rate mortgage with the potential for additional fee income at the time of refinancing. During the third quarter new volumes continued to decline. With the recent increase in yields on fixed 30 year mortgages to over 8%, management decided to retain an increased amount of loans generated through year-end. These actions will enhance the effectiveness of the residential mortgage portfolio for use as collateral on borrowing facilities at the Federal Reserve Bank and Federal Home Loan Bank as part of Year 2000 liquidity contingency plan.

Consumer loans increased by $14,554, or 7.0%, from year-end 1998, the results of the combination of two strategies to limit interest rate and credit risk. Through

                                    UNB CORP.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (continued)


a new strategy implemented in the second and third quarters of 1999, the Bank exited the indirect boat and recreational vehicle markets and began reestablishing its inactive relationships with automobile dealers to increase indirect automobile volumes. The Bank is also emphasizing direct installment lending through competitive rates, marketing promotions and employee incentives. Installment loan balances have declined by $5,885, or 3.5%, from year-end 1998. This decline was offset by strategies to promote home equity products implemented in 1998 which caused home equity commitments and outstanding balances to grow by 38.2% and 48.3%, respectivly, for the year-to-date, 1999. New Equity100 product features include competitive introductory rate incentives and Equi-lock which allows customers to lock in a rate and fixed term on all or a portion of their outstanding balance while the remaining unused commitment can continue to be used like a regular line of credit. Card access was added to a customer's line of credit through the Equity100 MasterMoney card, which is accepted and used like a Mastercard credit card. Card access gives customers credit card convenience and all benefits of home equity loans such as low rates and tax deductible interest.

Management's loan growth target is approximately 8% for 1999, focusing on the aircraft, commercial and commercial real estate products, based on their relatively attractive yields and repricing features. Its goal is continued realignment of the loan portfolio mix to more reflect those of the Bank's high performing peers, leading to reduced interest rate risk, increased net interest margin and overall improved profitability.


DEPOSITS
Total liabilities increased by $61,887 or 7.8%, from year-end 1998 levels with growth in deposits comprising $33,497 of the increase. Non-interest bearing demand deposits at September 30, 1999 were $11,803, or 11.6%, below 1998 year-end levels while interest bearing demand balances decreased $13,548, or 15.9%, for the same period, with the majority of the decline in personal accounts. Savings balances increased $7,181, or 3.4%, from year-end levels, with the Money Market Access product responsible for an increase of $26,122, or 26.8%, over 1998 year-end balances. Balances in traditional savings and money market products continued to decline, $18,941 or 17.0%, from year-end 1998, the result of transfers to the Money Market Access product as well as alternative investments outside the banking industry, both of which currently offer higher rates of return to the consumer. Certificate of deposit balances grew by $51,839, or 18.2%, and were influenced by a net increase in brokered deposits of $15,000. Brokered CD's of $15,000 were issued in February, 1999, with equal amounts in maturities of two, three and four years and an average all-in cost of 5.55%. Another $5 million in brokered deposits were issued in the third quarter with one year maturities at an all-in cost of 6.10%. In addition, the Bank offered several local CD specials starting late in the first through the second quarter on certificates in the maturity ranges of 12 through 23 months. During the third quarter these promotional rates were extended to maturities of 6 through 60 months. These promotions are in anticipation of Year 2000 liquidity needs as well as to raise funding for the significant loan growth experienced in the third quarter of 1999.


SHORT AND LONG TERM BORROWINGS
Short term borrowings, including repurchase agreements, increased $1,320, or 2.2%, from year-end levels while long term borrowings increased by $28,976, or 69.7% from year-end levels. Federal Home Loan Bank (FHLB) advances increased by $25,512, or 61.6%, with new advances used to match fund jumbo loans in the residential mortgage porfolio and to fund growth in other loan categories, especially aircraft and commercial loans. The remaining increase in long term borrowings is a bank borrowing facility obtained by United Banc Financial Services to fund its loan portfolio.

                                    UNB CORP.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (continued)


SHAREHOLDERS' EQUITY
Total shareholders' equity at September 30, 1999 was $69,589, an decrease of $2,113, or 3.0%, from year-end 1998. The reductions in shareholders' equity were the result of cash dividends paid of $3,854 and net increase in treasury stock of $8,425. Shareholders' equity also decreased due to a reduction in unrealized gains, net of deferred tax, on available for sale securities of $1,080. These were partially offset by year-to-date net income of $11,246. During the first quarter, the Board of Directors authorized the purchase of an additional 3% of corporate stock outstanding in the stock repurchase program which translated to a total commitment of approximately 915,000 shares in treasury stock purchases. The stock buy-back program was discontinued by the Board of Directors late in the second quarter of 1999 at which time it was determined that capital had reached acceptable levels. The Board of Directors has given management the discretion to repurchase shares as it deems necessary in the future. The Board has authorized up to $5 million in treasury stock to be held temporarily for use in funding various plans of the Corporation which require stock issuance. These plans include the UNB Corp. Dividend Reinvestment Plan reinstated in the third quarter of 1999 and internal benefit plans of the Corporation which include the UNB Corp. Employee Stock Purchase Payroll Deduction Plan, the 401-K plan, and the stock option plans of 1987 and 1997.


YEAR 2000 COMPLIANCE
The Year 2000 issue is the result of many computer programs being written using two digits rather than four to define an applicable year. The Corporation's hardware, date-driven automated equipment, and computer programs that have date sensitive software, may recognize a date using "00" as the year 1900 rather than the year 2000. This faulty recognition could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions or engage in normal business activities.

UNB Corp. and its subsidiaries have completed comprehensive reviews of all information and non-information technology systems to identify and correct potential Year 2000 problems and to test hardware and software for compliance. This effort is led by a Year 2000 Compliance Committee which reports directly to the Board of Directors on a monthly basis. The Committee also reports the Corporation's progress to its primary regulator, the Office of the Comptroller of the Currency.

The Corporation has successfully completed testing of all mission critical and high priority systems. All compliant critical and high priority systems are fully implemented into our production operations. Currently, 65% of selected medium and low priority systems have been tested and put into production. The remaining 35% of selected medium and low systems are scheduled for testing in the fourth quarter.

The Committee is addressing Year 2000 compliance in the area of fiduciary (trust) activities. Systems, software, and product vendors have been contacted and their Year 2000 status verified. Vendor compliance is being tracked and monitored on an ongoing basis. Test plans have been developed for the software systems (geared to the priority status of each product) and implementation of the testing process has been completed. The project to research and confirm the Year 2000 compliance status of the Trust Department's managed asset holdings has been under way since the first quarter, 1998, with the compliance status verified for the following asset categories; equities, corporate bonds, municipal bonds, limited partnerships, closely-held securities, mutual funds, agency bonds, certificates of deposit and real estate. The Trust Investment Selection Committee has completed several reviews of the information received on these asset categories, and has scheduled final reviews in the fourth quarter of 1999, to assess the risk of holding

                                    UNB CORP.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (continued)


individual issues. A program to provide customer awareness information was developed, with client mailings beginning in January, 1999, and with scheduled subsequent mailings each quarter during the remainder of 1999. For employee benefit accounts, a project was implemented to contact plan sponsors to determine the Year 2000 status of the company in their capacity as plan administrator.

Hard copy back-up reports for account master, asset master, asset detail and name and address files, as well as upcoming income, disbursement and statement reports have been scheduled for production in late December. Validation crews have been identified and scheduled for January 1, 2000, to verify all systems and software are operational. Contingency plans have been developed, should any problems develop.

The Committee continues to address the Year 2000 compliance status of the Corporation's vendors, suppliers, and other third parties to assess their readiness and is reviewing these contacts and their results. This has been and will continue to be an on-going process, until all parties can fully declare their compliance.

In the area of Customer Risk Mitigation, the Committee presented the Year 2000 issue to its commercial loan customers as a management issue of significant concern to their business. A risk-based monitoring program was developed for the commercial loan and commercial real estate portfolios and tracked through the Loan Loss Provision. Commercial borrowers representing 77% of all commitments and outstandings were reviewed and rated for Y2K risk. Monthly updates have followed the borrowers' efforts to prepare for the century date change, resulting in considerable awareness and positive activity. Monitoring activities will continue through the next year in an ongoing effort to measure the impact of the borrowers' Year 2000 readiness. This monitoring will assure stability for the Bank's asset quality.

The Committee oversees the development and implementation of a corporate wide contingency plan encompassing all core business processes. Development and validation of this plan are completed. The plan will be subject to further review during the fourth quarter of 1999.

At this time, it is management's opinion that the most reasonably likely worse case scenario is one in which the Corporation experiences very short term and very insignificant interruptions in its primary software and hardware systems, which will have little or no impact on customer service or the on-going operations of the Corporation. As mentioned above, the Corporation has developed contingency plans to deal with this scenario and with even more severe circumstances of loss of software and hardware systems. We have no reason to believe, at this time, that these scenarios are reasonably likely to occur. The management of UNB Corp. does not currently believe that material disruptions in the infrastructure of its market area are reasonably likely to occur. While the Corporation has developed contingency plans for the loss of electricity, telecommunications, and other basic services, it does not believe that the total loss of these services is a reasonably likely worst case scenario.

The continued focus for the Committee is to execute the proactive communications program which updates employees and customers about the implementation progress of our corporate Y2K plan. The communications strategic plan and time line have been revised in response to media coverage and local community inquires.

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

Although the Corporation intends to conduct normal operations during the entire period before and after the date changeover, the Committee has developed a liquidity contingency plan to minimize any potential disruption to the Corporation's business activities. The plan includes mandatory preparations that have been or will be implemented throughout the year as well as optional emergency procedures that may be activated at any time during the last quarter or in the first several weeks of January. As part of the required preparations, the Corporation increased the volume and extended the maturities of several categories of certificates of deposit during the first half of the year. The Corporation also established contingent lines of credit with both the Federal Home Loan Bank and the Federal Reserve Bank and pledged the required collateral that will provide immediate and ongoing access to funding should it be necessary during the last few months of 1999 and into the first several months of 2000. In addition to reviewing significant customer relationships monthly, the Corporation is monitoring overall levels of currency, deposits, and loans daily to identify any developing trends that might affect the liquidity position. As part of final preparations in the fourth quarter, the Corporation will gradually accumulate extra currency and hire emergency cash delivery personnel.

Based on current information, the Corporation believes that all internal systems are now Year 2000 compliant. The Year 2000 Project and the purchase, installation, or modification of existing hardware and software, have cost the Corporation approximately $200,000. At this time, Management does not believe that there will be a significant negative impact on earnings due to this issue. The Year 2000 problem could have a material impact on the operation of the Corporation if not properly addressed, but Management believes that all Year 2000 issues have been identified and resolved. Management does not anticipate any significant impact on the Corporation's delivery of products and services to its customers, or on its operations, as a result of Year 2000 issues.


RESULTS OF OPERATIONS

UNB Corp.'s net income for the third quarter of 1999 was $3,397 or $0.31 per diluted share, compared with $3,086, or $0.27 per diluted share for the third quarter of 1998. This represents an increase in earnings of 10.1% and an increase in diluted earnings per share of 14.8%. Year-to-date net income of $11,246 was $2,620, or 30.4%, greater than the same period in 1998. Year-to-date diluted earnings per share for 1999 were $1.02, or 37.8%, greater than 1998. Significant factors affecting net income and earnings per share on a year-to-date basis were the gain of $4,177 recognized on the sale of equity securities from the marketable equities security portfolio of UNB Corp.'s Parent Company and the reduction in shares outstanding from the Corporation's stock buyback program.

Return on assets and return on equity for the third quarter of 1999 were 1.49% and

                                   UNB CORP.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (continued)


19.40%, respectively, compared to 1.40% and 15.77%, respectively, for the third quarter of 1998. On a year-to-date basis, return on assets and return on equity for 1999 was 1.70% and 21.39%, respectively, compared to 1.36% and 14.84% for the year-to-date 1998. Through the recently concluded stock buyback program, management has been able to leverage capital and maintain performance at acceptable profitability levels as measured by its return on assets and equity.


NET INTEREST INCOME
Net interest income, increased by $431 and $1,445, for the third quarter and year-to-date periods, increases of 4.8% and 5.5% over the same periods in 1998, respectively. Interest income increased by 3.3% and 2.2% for the quarter and year-to-date, respectively. Interest expense increased by 1.6% over the third quarter of 1998. On a year-to-date basis, interest expense is $346, or 1.5%, below the same period in 1998. The growth in net interest income was primarily the result of growth in year-to-date average earning assets of 5.5% from September 1998 to September 1999.


NET INTEREST MARGIN
The net interest margin for the year-to-date 1999 was 4.42%, unchanged from the same period in 1998. Net interest margin for the third quarter of 1999 was 4.33%, a one basis point reduction from the third quarter of 1998. On a year-to-date basis, yields on earning assets declined by 22 basis points, while the cost of interest bearing liabilities declined by 31 basis points. Asset yields declined due to declining market rates until late in the second quarter 1999 and their impact on new volumes in the securities and loan portfolios as well as increased competitive pressures pushing down yields in the commercial and commercial real estate loan portfolios. These were partially offset by the change in loan mix from consumer installment and residential mortgages to the relatively higher yielding aircraft loans. The cost of interest bearing liabilities declined due to several reductions in discretionary rates paid on interest bearing checking, passbook and statement savings, and certificates of deposit during the fourth quarter of 1998 and in early 1999. While management has recently raised the rates paid on certificates of deposit in order to raise funds for loan growth and provide additional liquidity for Year 2000 contingencies, these increases have not yet impacted year-to-date cost of funds. The cost of Money Market Access, which is tied to the 13-week Treasury Bill, declined 43 basis points between the two year-to-date periods. Market rate reductions through the second half of 1998 and first quarter 1999 impacted the relative cost of short term borrowings. The cost of FHLB advances also declined due to the prepayment of $11,538 in relatively higher cost FHLB advances in December, 1998. The ability to improve net interest margin has proven difficult given the current levels of market rates, increased competition for loans which squeeze interest margins and limit opportunity for fees, and investment returns in national equity markets which draw balances from relatively lower cost deposit accounts.


OTHER INCOME
Other income for the quarter ended September 30, 1999 was $2,317, a decrease of 14.2% from the third quarter of 1998. For the year-to-date ended September 30, 1999, other income was $11,707, an increase of $3,327, or 39.7%, over the same period in 1998. The most significant factor contributing to other income results was the $4,177 first quarter gain on sale of available for sale equity securities held in the Parent Company's securities portfolio. Total year-to-date net gains on sales of available for sale securities were $4,127, an increase of $3,347, or 429.1%, over the same period in 1998.

The Trust Department recorded earnings for the quarter and year-to-date ended

                                    UNB CORP.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (continued)


September 30, 1999 of $1,117 and $3,616, increases of 11.6% and 14.5%, respectively, the result of 14.4% growth in managed assets since September 30, 1998. For the quarter, other operating income decreased by $321, or 42.9%, mainly the result of the gain of $271 on the sale of the MasterCard portfolio included in third quarter 1998 income. Year-to-date results show a shortfall of $83, or 5.5%, from 1998. Excluding this one time gain on sale, year-to-date other income increased by $188, or 15.3%, due to increases in loan brokerage income on non-conforming consumer, mortgage and aircraft loans generated through the efforts of the staff of United Banc Financial Services' Mortgage Lending Division and through loan referrals by the aircraft finance group. Future levels of income in this category will be effected by the seasonality of mortgage loan originations and prevailing mortgage interest rates.

Categories with reductions in other income for the year-to-date were gains on sales of residential mortgage loans and service charges on deposits. Gains on loan sales declined by $291, or 37.5%, due to the reduced levels of refinancing activity as mortgage rates increased during the second and third quarters of 1999. Service charges on deposits declined by $105, or 4.8%, from the same period in 1998 due to the elimination of lower balance deposit accounts which generated service charges while deposit accounts retained have higher minimum balances and multiple account relationships which qualify them for waived service charges.

Management has terminated the Bank's relationship with American Express Financial Advisors and will begin offering alternative investment products to customers beginning November 15, through a new program developed in the Trust Department. Management anticipates results from this project to exceed prior income levels achieved through the use of external vendors.


OTHER EXPENSES
Other expenses were $6,002 for the third quarter, a decrease of $734, or 10.9%, from the same period in 1998. On a year-to-date basis, other expenses were $20,569, an increase of $277, or 1.4%, over the same period in 1998. For the third quarter, salary, wages and benefits declined by $79, or 2.4%. On a year-to-date basis, this category increased by $380, or 3.9%, over the same period in 1998. Increases were due to annual merit increases for 1999, additions to staff and increased health care costs, post-retirement health care and 401K plan contributions. These were partially offset by a reduction in expenses for the Corporation's ROE incentive model and other employee benefits.

Third quarter occupancy expenses increased by less than 1% from the same quarter in 1998 while on a year-to-date basis occupancy increased by $148, or 13.1%, due to rent and leasehold improvements on the new Wooster loan production office, Wooster Wal*Mart in-store office, the four aircraft finance offices and the Green loan brokerage office of United Banc Financial Services. Also impacting occupancy were increased real estate taxes; the buyout of the remaining lease term of the Manchester branch, closed in the second quarter of 1999; and reduced rental income from the loss of the United Bank Center tenant. These were partially offset by the reduction in building depreciation for the 1998 donations of two closed branch facilities to the respective municipalities in which they were located.

Equipment expenses increased by 3.3% and 5.6% for the third quarter and year-to-date, respectively, compared to the same periods in 1998. These increases were the result of increased depreciation on office furniture and equipment for new facilities, increased costs of mainframe and outside computer software services and equipment purchases expensed to replace non Y2K compliant equipment.

                                    UNB CORP.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (continued)


Other operating expenses were reduced by 33.2% and 5.9%, for the third quarter and year-to-date periods, respectively, compared to the same periods in 1998. Reduction in expenses during the quarter were the result of several adjustments. During the quarter the accrual for direct expenses related to Year 2000 compliance was reevaluated and reduced. Marketing expenses which are accrued according to budget throughout the year as well as accruals for anticipated projects were reversed in the third quarter based on actual expenditures and elimination of several projects under consideration. Accruals in anticipation of paying several sizable charitable contributions were reversed and paid from the Bank's charitable trust based on its successful investment experience in 1998 and 1999. In addition, several anticipated consulting projects for which accrued expenses were set aside earlier in the year were reconsidered and eliminated.

During the quarter there was no progress made in the legal proceedings or the disposition of the enviromentally contaminated seven and one half acre parcel of real estate acquired through foreclosure and located in the northwest quadrant of Stark County. The State of Ohio's Bureau of Underground Storage Tanks (BUSTER)determined that the large national petroleum company which owned the facility at the date it was taken out of service, is the party responsible for the contamination cleanup according to its regulations. During the quarter there was no progress on resolution of the environmental issues with the State or the petroleum company and no serious interest on the part of any potential buyers until a clear timetable for resolution is assured. Estimated cleanup costs, should they become the responsibility of United Bank, are not material to the business or financial condition of the Bank and have been set up as an allowance against the property's value on the Corporation's consolidated balance sheet.


ALLOWANCE FOR LOAN LOSSES

The provision for loan losses for the third quarter of 1999 was $561, an increase of $236, or 72.6%, from the same period in 1998. On a year-to-date basis, the provision for loan losses was $1,849, an increase of $388, or 26.6%, over the same period in 1998. The increase was due in major part to the 65.0% growth in aircraft loan balances from $65.5 million at December 31, 1998 to $108.1 million at September 30, 1999. Although the Corporation has experienced a declining trend in charge-offs overall, with no historical loss experience on this relatively new portfolio of loans, management feels it is appropriate to maintain the reserve-to- loans ratio at 1.71% compared to 1.66% at December 31, 1998, due to the risk profile of this segment of the loan portfolio. Over the last six months the Bank has experienced increasing delinquencies in the indirect boat and recreational vehicle portfolio, in addition to the normal seasonal increase in these delinquencies during the colder months of the year. Increasing delinquencies could signal increased future chargeoffs. Management reviews the amounts of provision for loan losses charged to earnings on a regular basis, based on its evaluation of the loan portfolio's credit quality, the adequacy of the allowance for loan losses under current economic conditions and current and anticipated loan growth.

Net charge-offs, as a percentage of average loans outstanding for the third quarter of 1999, remained at 0.02%, the same as the third quarter in 1998. Although the Corporation's experience in net charge-offs has improved over the last year, continued record levels of consumer debt and record bankruptcy filings experienced nationally causes management to remain cautious in its expectations for future net-charge offs in its consumer installment portfolio. In addition, national trends indicate increases in delinquencies in home equity products, whose

                                    UNB CORP.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (continued)


popularity and features have made them alternate sources of financing of consumer purchases. Another factor which remains a concern of management is the Year 2000 readiness of commercial customers and what impact that may have on their ability to conduct business and in turn service their debt requirements. Based on the above concerns, management expects to fund the provision at budgeted levels of approximately $0.5 million through the remainder of 1999.

At September 30, 1999, impaired loans were $1,127, an increase of $467 from December 31, 1998. Non-performing loans, which include non-accrual loans and loans past due 90 days or more, were $1,742 at September 30, 1999 compared to $1,487 at December 31, 1998, an increase of $255, or 17.1%. The ratio of non-performing loans to total loans outstanding at September 30, 1999 was 0.23%, compared to 0.22% recorded at year-end 1998. The ratio compares favorably to the ratio for the Corporation's peers, all bank holding companies with consolidated assets between $500 million and $1 billion, which stands at 0.80% at June 30, 1999, the most current data available.


CAPITAL RESOURCES

At September 30, 1999 shareholders' equity was $69,589, a reduction of $2,113, or 3.0%, from the balance at December 31, 1998. The ratio of equity-to-assets at September 30, 1999 was 7.49% versus 8.25% at December 31, 1998. The factors responsible for the reduction in shareholders' equity were cash dividends of $3,854 and net increases in treasury stock of $8,425. Also responsible, to a smaller degree was the reduction in market value on investment securities available for sale, net of deferred taxes, of $1,080, brought about to a great extent, by the sale in the first quarter of 1999 of equity securities with significant market appreciation over cost. Reductions in shareholders' equity were also accompanied by the use of treasury stock to fund the exercise of stock options and the purchase of shares through the employee stock purchase plan, plans which require the issuance of stock. These reductions were partially offset by net income for the year-to-date of $11,246.

On June 17, 1999 Board of Directors voted to reinstate the UNB Corp. Dividend Reinvestment and Stock Purchase Plan, effective with the third quarter 1999 dividend. The stock purchase component of the Plan is new and affords plan participants the ability to purchase additional shares of UNB Corp. stock directly from the company. The Board also directed that the stock buy-back be discontinued. Temporary suspension of the dividend reinvestment plan was undertaken by the Board on August 13, 1998, effective September 16, 1998. At the time, the Board felt capital was growing at a rate faster than could be efficiently utilized to maximize shareholder value. The suspension of the plan and the stock buy-back helped return capital to an acceptable level targeted by management.

On August 13, 1998, the Board of Directors approved the payment of a 2 for 1 stock split payable on October 15, 1998 to shareholders of record on October 1, 1998. The Board felt a split was advantageous at the time to provide the stock with additional liquidity and to help sustain its past performance levels.

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

On October 15, 1998, the Board of Directors of UNB Corp. approved a shareholder rights plan. Under the plan, a dividend of one common share purchase right for each outstanding common share was declared. The dividend was payable on October 26, 1998 to the shareholders of record on that date. The shareholder rights plan, allows UNB Corp. to issue "rights" to its shareholders (one right per share) to purchase shares under certain circumstances. The plan is designed to prevent an unwanted acquirer from exceeding a prescribed ownership level in the Corporation. If the prescribed level is exceeded, the rights that were previously issued to all shareholders to buy corporate shares at a specified price become exercisable (that is, are triggered) and allow shareholders other than the party that triggered the rights to purchase corporate shares at 50% of market value. This dramatically dilutes the acquirer's ownership level and voting power and makes it prohibitively expensive for the unwanted acquirer to complete its acquisition of the Corporation. The description and terms of the Rights are set forth in a Rights Agreement dated as of October 15, 1998 between UNB Corp. and United National Bank & Trust Company, as Rights Agent.

At September 30, 1999, the rate of primary capital (shareholders' equity plus the allowance for loan losses less intangible assets) to total adjusted assets was 11.66%. The risk-based capital ratio was 10.44%, while the Tier 1 capital and core leverage ratios reached 9.01% and 7.19%, respectively, at September 30, 1999. The levels achieved in all these ratios are above required regulatory minimums and maintain the Corporation in the "well capitalized" category under the guidelines of the Federal Deposit Insurance Corporation Act of 1991 (FDICIA).

The dividend of $0.115 per share for the third quarter was a 27.8% increase over the dividend paid in the third quarter, 1998. Year-to-date dividends repreent an increase of 34.0% over the same period in 1998. Total cash dividends year-to-date represent 34.3% of year-to-date earnings.

During the third quarter the Corporation's stock was listed on the NASDAQ National Market. Management felt the improved earnings performance in 1998 and 1999 made UNB Corp. compare favorably with other financial institutions listed on NASDAQ. In addition, moving to a national listing will provide greater efficiency and liquidity to the trading of the corporation's stock with the potential to attract new investors.


LIQUIDITY

Management ensures that the liquidity position of the Corporation is adequate to meet the credit needs and cash demands of its borrowers and depositors as well as maintain reserve requirements. This is accomplished through the Corporation's ability to readily convert assets to cash and raise funds in the market place in a timely and cost effective manner. Total cash, federal funds sold, investment and mortgage-backed securities available for sale of $166,366 represent 17.9% of total assets at September 30, 1999. Of the investments available for sale, $37,367 are held in U.S. Treasury and Agency securities, 64.6% of which mature within one year. Approximately $108,744 of total Corporate securities are pledged as collateral to secure public fund deposits, sweep or term repurchase agreements or other obligations. The Corporation's ability to raise funds in the market place

                                    UNB CORP.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (continued)


is provided by the Bank's branch network, in addition to the availability of Federal Home Loan Bank (FHLB) advance borrowings, brokered deposits, Federal funds purchased and securities sold under agreement to repurchase. In addition, for Year 2000 liquidity plans, contingency borrowing facilities have been established at the Federal Reserve Bank and the FHLB using consumer installment and residential mortgage loans as collateral.

Management focuses on the ratio of gross loans to deposits and FHLB Advance borrowings in measuring and managing Corporate liquidity. This ratio was 95.1% at September 30, 1999 compared to 92.4% at year-end 1998, an increase of 274 basis points. This increase was the result of loan growth being partially funded from liquidity in the securities portfolios and loans held for sale as well as the partial funding of United Banc Financial Services loan portfolio with outside bank borrowings used as a supplement to borrowings from United Bank.

The liquidity needs of the Holding Company, primarily cash dividends, security purchases and vendor payments, are met through cash, short-term investments and dividends from the Bank.


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

                                    UNB CORP.
                    ANALYSIS OF THE ALLOWANCE FOR LOAN LOSSES

                              (VALUATION RESERVES)

                               SEPTEMBER 30, 1999

                                 (000's omitted)

                                                                      1999             1998
                                                                     ------           ------
Balance at January 1,                                                $11,172         $ 9,650

           Charge-Offs (Domestic):
                   Commercial, Financial, Agricultural                    34              49
                          Real Estate - Commercial                        --              --
                          Real Estate - Residential                       --             135
                          Aircraft                                        --             N/A
                          Consumer Loans                                 955           1,534
                                                                     -------         -------
                                 Total Charge-Offs                       989           1,718
                                                                     -------         -------

           Recoveries (Domestic):
                   Commercial, Financial, Agricultural                    37              33
                          Real Estate - Commercial                        --              --
                          Real Estate - Residential                       33             134
                          Aircraft                                        --             N/A
                          Consumer Loans                                 663             778
                                                                     -------         -------
                                 Total Recoveries                        733             945
                                                                     -------         -------

           Net Charge-Offs                                               256             773
                                                                     -------         -------

           Provision for loan losses                                   1,849           1,461

Balance at September 30,                                             $12,765         $10,338
                                                                     =======         =======

Ratio of net charge-offs during this
 quarter to average loans outstanding this quarter                      0.02%           0.02%
                                                                     =======         =======

Allowance as a percentage of total loans                                1.71%           1.54%
                                                                     =======         =======

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

The Corporation makes a number of assumptions when calculating its gap position. The most significant assumption is the assignment of deposit balances without a stated maturity date to specific time frames. Since these deposits are subject to withdrawal on demand, and have rates that can be changed at any time, they could be considered immediately repriceable and assigned to the shortest maturity, resulting in a significant level of liability sensitivity. However, actual practice indicates that balances are withdrawn and replaced over a much longer time frame, and rates are modified less frequently and in smaller increments than changes which occur in financial market rates. To compensate for these extremes, the Corporation uses multiple deposit distribution assumptions to provide a range of interest rate risk measurements that it uses as a guide for managing various assets and liabilities. As of September 30, the Corporation's modified twelve month cumulative gap was at -0.54% compared to 8.01% in the previous period, indicating a slightly liability sensitive position. As illustrated here, one of the shortcomings of the gap analysis is that the use of a static balance sheet results in a measure of interest rate risk at one specific point in time. At the end of September, the Corporation obtained a $20,000 short-term advance from the Federal Home Loan Bank to temporarily fund loan growth, and the combination of the large dollar amount and the short maturity caused a significant shift to a negative gap on that date. As the borrowing is replaced by longer, less rate sensitive certificates of deposit in October, the overall gap will return to a positive position.

Simulation analysis provides a more dynamic interpretation of the impact of rates on the Corporation's forecasted income and net present value of assets, liabilities and capital. The Corporation makes certain assumptions regarding the

                                    UNB CORP.
     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK (continued)


level of interest rates, prepayments on assets with imbedded options including loans and asset backed securities, and the behavior of deposits without contractual maturity dates. These assumptions, in addition to actual rates and maturity and repricing dates on loans, investments and deposits, are incorporated into a computer model which calculates forecasted net income and discounts the projected cash flows of rate sensitive assets and liabilities to determine the present value of the Corporation's capital. The model then applies a predetermined immediate parallel increase or decrease in the level of interest rates to forecast the impact on both net interest income and capital one year forward. While this methodology provides a more comprehensive appraisal of interest rate risk, it is not necessarily indicative of actual or expected financial performance. Changes in interest rates that affect the entire yield curve equally at a single point in time are not typical. The residential mortgage prepayment assumptions are based on industry medians and could differ from the Corporation's actual results due to non-financial prepayment incentives and other local factors. The behavior of depositors is based on an analysis of historical changes in balances and might not fully reflect current attitudes toward other investment alternatives. Moreover, the model does not include any interim changes in strategy the Corporation might instate in response to shifts in interest rates.

At September 30, 1999, the Corporation's interest rate shock analysis forecasted an increase in net interest income of 1.83% in response to a decrease of 200 basis points in market rates and a decrease in net interest income of 1.78% based on a corresponding increase in market rates. The forecasted changes in the market value of equity were an increase of 13.72% and a decrease of 9.54% for the same period. The model results indicate that the Corporation would benefit from a decrease in rates, subject to the limitations and assumptions previously discussed.

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

The Corporation has two pay-fixed amortizing interest rate swaps executed as hedges against fixed rate mortgages held in the portfolio, one initiated in 1993 and the other in 1998. The net cash flows and market values of the swaps move inversely with those of the fixed rate loans in the portfolio, which reduces the Corporation's exposure to changing interest rates. If rates rise, the Corporation receives net cash flows from the swaps which compensates for the opportunity loss of holding an asset with a below market yield. Alternatively, the increase in the market value of the swaps would balance the loss on the mortgage loans if the loans were sold. If rates fall, the net cash flows given up are offset by the increased value of assets with an above market yield. The gain that would be

                                    UNB CORP.
     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK (continued)


realized on the sale of the loans would counteract the loss on the termination of the interest rate swaps. At the end of September, the swaps had a combined net gain of $178 on outstanding notional principal of $17,584.

                                    UNB CORP.
                     QUANTITATIVE DISCLOSURE OF MARKET RISK
                            AS OF SEPTEMBER 30, 1999


                                                    ONE YEAR         TWO YEARS         THREE YEARS         FOUR YEARS
                                                  Balance  Rate    Balance  Rate     Balance   Rate      Balance   Rate
                                                  -----------------------------------------------------------------------
ASSETS

Short Term Investments                              8,225  5.45%

Securities                                         26,835  5.58%     7,771  5.86%      4,879   5.96%         814   6.68%

Collateralized Mortgage Obligations                30,637  6.38%    21,479  6.26%     12,523   6.24%       5,573   6.23%
   and Mortgage Backed Securities (1)

Fixed Rate Loans (2) (3)                           88,834  8.56%    59,969  8.54%     45,538   8.43%      39,102   8.17%
Variable Rate Loans (4) (5) (6)                    53,164  8.38%    59,258  8.63%     33,727   8.43%      23,268   8.35%


LIABILITIES

Interest Bearing Demand & Savings (7)              38,403  3.34%    34,966  3.54%     31,818   3.76%      35,010   3.74%
Time Deposits                                     223,533  5.19%    87,450  5.44%     13,189   5.68%      11,974   5.60%
Repurchase Agreements                              61,729  4.01%
Short Term Borrowings                                 902  5.50%
FHLB Advances                                      30,598  5.88%     3,569  6.14%     30,899   6.14%         951   5.95%
Capital Leases                                         41  8.15%        41  8.15%         42   8.15%           7   8.15%
Line of Credit Borrowing                            3,500  6.95%

OFF-BALANCE SHEET

Interest Rate Swap (8)                              1,200              300
Average Pay Rate (Fixed)                                   2.88%            2.88%
Average Receive Rate (Variable)                            5.49%            5.49%

Interest Rate Swap (9)                              2,692            2,349             2,048               8,995
Average Pay Rate (Fixed)                                   5.86%            5.86%              5.86%               5.86%
Average Receive Rate (Variable)                            5.51%            5.51%              5.51%               5.51%

                                                      FIVE YEARS     MORE THAN 5 YEARS          TOTAL             FAIR
                                                   Balance   Rate     Balance    Rate       Balance  Rate        VALUE
                                                  ----------------------------------------------------------------------
ASSETS

Short Term Investments                                                                        8,225  5.45%        8,225

Securities                                             487   6.67%     13,818   5.96%        54,604  6.09%       54,604

Collateralized Mortgage Obligations                  2,674   6.22%      6,766   6.07%        79,652  6.63%       79,661
   and Mortgage Backed Securities (1)

Fixed Rate Loans (2) (3)                            27,027   8.10%    144,909   8.55%       405,380  8.53%      393,495
Variable Rate Loans (4) (5) (6)                     22,191   8.04%    151,116   8.35%       342,723  8.35%      333,047


LIABILITIES

Interest Bearing Demand & Savings (7)               49,322   3.15%     98,218   1.90%       287,737  2.98%      254,583
Time Deposits                                        1,873   5.27%      2,937   5.28%       340,956  5.30%      340,965
Repurchase Agreements                                                                        61,729  4.01%       21,731
Short Term Borrowings                                                                           902  5.50%          902
FHLB Advances                                          899   6.25%          0   6.28%        66,916  5.97%       67,124
Capital Leases                                           0   0.00%          0   0.00%           131  8.15%          148
Line of Credit Borrowing                                                                      3,500  0.00%        3,500

OFF-BALANCE SHEET

Interest Rate Swap (8)                                                                        1,500                  41
Average Pay Rate (Fixed)
Average Receive Rate (Variable)

Interest Rate Swap (9)                                                                       16,084                  92
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

(8) At quarter-end September, 1999, the notional principal amount of the interest rate swap was $1,500 and the market value was $33. The notional amount will amortize quarterly according to a predetermined schedule until its maturity on 11/26/00. The Company pays a fixed rate of 2.88% and receives a variable rate of three month LIBOR reset quarterly, which at quarter-end was 5.49313%.

(9) At quarter-end September, 1999, the notional principal amount of the interest rate swap was $16,084 and the market value was $145. The notional amount will amortize quarterly according to a predetermined schedule until its maturity on 6/18/03. The Company pays a fixed rate of 5.86% and receives a variable rate of three month LIBOR reset quarterly, which at quarter-end was 5.5125%.

                                    UNB CORP.
                           PART II - OTHER INFORMATION


Item 4 - Submission of Matters to a Vote of Security Holders
------------------------------------------------------------

During the quarter ended September 30, 1999, there were no matters submitted to a vote of shareholders.


Item 5 - Other Information
--------------------------

        On October 21, 1999 UNB Corp. filed a Form S-8 registration statement under the requirements of the Securities Act of 1933 for securities to be issued and sold pursuant to the UNB Corp. Employee Stock Purchase Payroll Deduction Plan. This plan replaced the UNB Corp. Payroll Deduction Plan, which was terminated effective October 14, 1999.


Item 6 - Exhibits and Reports on Form 8-K
-----------------------------------------

A.     Exhibit
       Number           Exhibit
       ------           -------
         27             Financial Data Schedule for the nine months ended
                        September 30, 1999(1)

B. Reports - Form 8-K - No reports on Form 8-K were filed by the Registrant during the first nine months of 1999.

(1) Filed only in electronic format pursuant to Item 601(b)(27) of Regulation
    S-K.



SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                    UNB CORP.
                                        -------------------------------------
                                                   (Registrant)


Date November 12, 1999                  /s/ James J. Pennetti
    -----------------------             -------------------------------------
                                        James J. Pennetti (Duly authorized
                                        officer and Treasurer, UNB Corp.)