Form 10-K
period 1999-12-31
UNB CORP/OH
filed 2000-03-29
CIK 746481

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1999

Commission File Number 0-13270

UNB Corp.

(Exact name of Registrant as specified in its charter)

Ohio	34-1442295

State of incorporation	(IRS Employer Identification No.)

220 Market Avenue South, Canton, Ohio	44702

(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (330) 454-5821

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $1.00 Stated Value	Nasdaq Stock Market

(Title of Class)	Name of Exchange on which Registered

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes   X   No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [  ]

The aggregate market value of the voting stock held by non-affiliates of the Registrant as of February 29, 2000: $135,594,742.

The number of shares outstanding of the Registrant’s common stock, as of February 29, 2000: 10,687,270 shares of $1.00 per share stated value common stock.

Portions of the 1999 UNB Corp. Annual Report to Shareholders (Exhibit 13) are incorporated into Part I, Item 1(c), 1(e), Item 2, and Part II, Items 5, 6, 7, 7a and 8. Portions of the Definitive Proxy Statement of UNB Corp.(Form DEF 14-A) dated February 18, 2000 and Notice of Annual Meeting of Shareholders to be held on April 18, 2000, are incorporated into Part III, Items 10, 11, 12, and 13.

UNB Corp.
Form 10-K
1999

PART I

Item 1 — Business

a. General Development of Business

UNB Corp. (Registrant) was incorporated under the laws of the State of Ohio during 1983. Its principal business is to act as a bank holding company for the United National Bank & Trust Company (Bank). Effective October 1, 1984, in a transaction accounted for as an internal reorganization, the Registrant acquired all of the outstanding stock of the United National Bank & Trust Company. The Corporation exchanged two shares of common stock for each previously outstanding share of the United National Bank & Trust Company. The Registrant did not have any operations prior to the business combination. UNB Corp. is registered under the Bank Holding Company Act of 1956, as amended. A substantial portion of UNB Corp.’s revenue is derived from cash dividends paid by the Bank. At December 31, 1999, UNB Corp. and its affiliates had total consolidated assets of $970.5 million and total consolidated shareholders’ equity of $70.7 million.

b. Financial Information About Industry Segments

The Registrant and its subsidiary bank are engaged in commercial and retail banking. Reference is hereby made to Item 1(e), “Statistical Disclosure”, and Item 8 of this Form 10-K for financial information pertaining to the Registrant’s banking business.

c. Description of UNB Corp.’s Business

UNB Corp.’s main affiliate, the United National Bank & Trust Company, is a full-service banking organization with twenty banking offices offering a wide range of commercial, retail and fiduciary banking services primarily to customers in northern Stark, southern Summit and western Wayne Counties of Ohio. The Aircraft Finance Group of the Bank maintains a local sales office in Stark county as well as three regional offices in Sacramento, California; Orlando, Florida; and Wichita, Kansas which generate loans nationally. United Banc Financial Services, Inc. operates three loan offices in Stark and southern Summit counties.

The Corporation offers a broad range of loan, deposit, trust and miscellaneous products and services. Loan products include commercial and commercial real estate loans, a variety of residential mortgage and construction loan products, direct and indirect consumer installment loans, home equity lines of credit, aircraft financing, VISA business lines of credit, small business leases, dealer floor plans and accounts receivable financing. Deposit products include interest and non-interest bearing checking products, various savings and money market products, and certificates of deposit and IRAs with various maturities. The Trust Department provides fiduciary services in the areas of employee benefit trusts, personal trusts, investment management services and in-house brokerage operations including fee-based financial planning, mutual funds, stocks, bonds and insurance products. Miscellaneous products and services offered include ATM access, safe deposit boxes, night deposits, United States savings bonds, traveler’s checks, money orders and cashier checks, bank-by-mail, bank-by-phone and electronic banking services, wire transfer service, selected utility bill payments, collections and notary services. Discount brokerage services are provided for Bank customers through a third party vendor. In addition, the Bank has correspondent relationships with major banks in New York, Pittsburgh and Detroit pursuant to which the Bank receives and provides to its customers various financial services.

The Bank’s primary lending area consists of Stark County, Ohio, and its contiguous counties, with the exception of aircraft financing which encompasses a national market. Loans (excluding aircraft financing)outside the primary lending area are considered for creditworthy applicants. Lending decisions are made in accordance with written loan policies designed to maintain loan quality.

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

Personal lines of credit include lines secured by junior mortgages (home equity) and Private Banking lines which are generally secured by junior mortgages but may be unsecured or secured by other collateral. The pricing on these lines is indexed to prime rate. These loans also have a rate lock feature which allows a borrower to convert a portion of the outstanding balance (minimum of $5,000) to a fixed rate term loan. A maximum of three rate locks per home equity line is available with the term of each determined by the amount being locked in. The maximum term is 15 years, which is subject to rate adjustment every five years. Credit limits are determined by comparing three criteria, appraised value, debt service and gross income. Criteria for determining credit limits on private banking products also consider the applicant’s annual income, net worth and average deposits.

Installment loans include both direct and indirect loans with terms ranging from 12 to 180 months, depending upon the collateral which includes new and used automobiles, boats and recreational vehicles as well as unsecured home improvement loans. Direct installment loan terms can range from three months to 180 months and includes the same collateral as indirect lending plus junior mortgages, unsecured personal loans and unsecured demand notes. Retail lending underwriting guidelines include evaluating the entire credit using the Five C’s of Credit, character, capacity, capital, condition and collateral. Credit scoring, analysis of credit bureau ratings and debt to income ratios are used by the lender in the underwriting process.

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

Business credit products include commercial loans and commercial real estate loans, Business Manager, VISA cards to business and lease financing. Commercial loans include lines and letters of credit, fixed and adjustable rate term loans, demand and time notes. Commercial real estate loans include fixed and adjustable rate mortgages. Loans are generally to owner occupied businesses. The portfolio also includes loans to churches, residential rental property, shopping plazas and residential development loans. Loans to businesses often entail greater risk because the primary source of repayment is typically dependent upon adequate cash flow. Cash flow of a business can be subject to adverse conditions in the economy or a specific industry. Should cash flow fail, the lender looks to the assets of the business and/or the ability of the comakers to support the debt. Commercial lenders consider the Five C’s of Credit, character, capacity, capital, condition and collateral in making commercial credit decisions. Business Manager is a system which the Bank uses to assist creditworthy businesses with accounts receivable management. It is a hybrid program combining funding and billing with cash management, monitoring and reporting functions. The Bank purchases creditworthy receivables at full recourse with a flexible reserve. The Bank may earn a discount, interest and/or fees. The Bank has provided both direct and indirect leasing on a limited basis, both on a pass through fee basis as well as with the option to purchase and fund. The direct leases are for specific equipment and may be open-end or closed-end. Indirect leases are established by granting a lease line to a dealer, while the Bank holds title and files a UCC lien for an assignment of the lease. Each vehicle has its own amortization schedule.

During the second quarter of 1998, the Bank acquired the aircraft financing line of business and $35.4 million in loan balances from Bank One. The Aircraft Finance Group fits with the Bank’s expertise in fulfilling the financial needs of businesses and high net-worth individuals. It also allows the Corporation to take advantage of opportunities outside its traditional geographic market. The sales staff possesses significant experience in aircraft financing and the target market consists of high income/net worth individuals for pleasure and business use and operators using general aviation aircraft for freight and cargo hauling, flight training, charter and rental services. Loans acquired were both fixed and fixed rate with floating rate conversion features. Underwriting guidelines for financing of aircraft for personal use include the use of credit scoring and analysis of the individual’s net worth. Underwriting criteria for business operators is similar to that used in commercial and commercial real estate lending. Outstanding aircraft loan balances at December 31, 1999 were $115.3 million.

In addition to the underwriting guidelines followed for specific loan types, the Bank has underwriting guidelines common to all loan types. With regard to collateral, the Bank follows supervisory limits set forth in Regulation H for transactions secured by real estate. Loans in excess of these guidelines are reported to the Board of Directors on a monthly basis. Loans not secured by real estate are analyzed on a loan by loan basis, based on collateral type guidelines set forth in the loan policy. Appraisal policies follow and comply with provisions outlined under Title XI of FIRREA. All appraisals are done by outside independent appraisers approved by the Board of Directors. Senior Loan Committee has the option of requiring equipment appraisals. Approval procedures include loan authorities approved by the Board of Directors for individual lenders and loan committees. Retail and residential loans are centrally underwritten by their respective departments. Business credits can be approved by the individual commercial lender or taken to Loan Committee if it exceeds individual approval limits. Senior Loan Committee approves aggregate loan commitments in excess of the lender’s authority up to $3.0 million. Executive Loan Committee approves aggregate loan commitments in excess of $3.0 million up to the Bank’s legal lending limit. Loans to Directors and Executive Officers are approved by the Board of Directors. All loans are reported in the Senior Loan Committee minutes and the Board Report. Retail and residential real estate loan transactions are also reported to Senior Loan Committee at certain dollar limits. Exceptions and/or overrides are tracked and reported to Senior Loan Committee.

The Senior Loan Committee also reviews Bank lending trends, the Past Due Report, the Watch List and various other reports in order to monitor and maintain credit quality. The Committee also reviews on a relationship basis, customers on the Bank’s Watch List and credits with aggregate commitments in excess of $1 million. All past due loans are collected in a centralized collections department which is independent of the lending functions.

In 1997, UNB Corp. received permission from the State of Ohio Department of Commerce, Division of Consumer Finance, for a license to establish and operate a consumer finance company, regulated under the Ohio Mortgage Loan Act, as a wholly owned subsidiary of the Corporation. United Banc Financial Services, Inc. was capitalized with a $500,000 investment in June, 1997 and began operations on July 1, 1997. Its products include real estate and non-real estate secured loans, as well as personal note loans and indirect, retail loans. Underwriting and pricing standards are determined by credit risk scores, credit bureau ratings, debt to income ratios and assets of the consumer. Minimum credit risk scores and maximum debt to income ratios have been established for all products. Loan to value ratios for real estate secured loans are determined by amount financed and credit risk scores. Generally, a higher risk loan will reflect a higher interest rate, lower loan to value ratio and greater required equity investment on the part of the borrower. Amortization terms on real estate secured loans may extend up to 360 months. Personal, unsecured, non-real estate and indirect, retail loans may amortize up to 60 months. All real estate secured loans are interest bearing while non-real estate loans have interest calculated under the Rule of 78s. At December 31, 1999, total loans outstanding, net of unearned income, were $5,645,000, an increase of $2,318,000 or 69.7% from December 31, 1998. Real estate lien products accounted for 87.9% of outstandings while the remaining 12.1% is derived from personal and retail, non-real estate loans. In addition to the extensions of credit, United Banc Financial Services also earns fee income through the brokering of non-conforming mortgage loans. The results of operations for United Banc Financial Services for 1999 did not have a material impact on the earnings of UNB Corp. in 1999.

UNB Corp.’s revenues from loans accounted for 73.1% of consolidated revenues in 1999, compared to 73.4% in 1998 and 77.6% in 1997. Revenues from interest and dividends on investment and mortgage-backed securities accounted for 9.3%, 11.2%, and 11.1% of consolidated revenues in 1999, 1998 and 1997, respectively.

Effective July 20, 1999, the State of Ohio granted a license to UNB Corp.’s affiliate United Insurance Agency, Inc., which was chartered on August 23, 1990. The license allows the affiliate to engage in the issuance of life, accident & health, mortgage, property & casualty, surety, marine insurances and variable annuities. The addition of this affiliate is anticipated to aid UNB Corp. in its ability to compete with other providers of financial services in offering its customers a more complete line of financial products to satisfy their financial needs. The results of operations for United Insurance Agency, Inc. did not have a material impact on the earnings of UNB Corp. in 1999.

The business of the UNB Corp. is not seasonal to any material degree, nor is it dependent upon a single or small group of customers whose loss would result in a material adverse effect on the Registrant or its subsidiaries.

Regulation and Supervision

UNB Corp. is a bank holding company under the Bank Holding Company Act(the Act) of 1956, as amended, and is subject to the reporting requirements of, and examination and regulation by, the Board of Governors of the Federal Reserve system (Federal Reserve Board). The Act restricts the activities of the Corporation and the acquisition by the Corporation of voting stock or assets of any bank, savings association or other company. Under the Act, Bank holding companies are prohibited from acquiring direct or indirect control of more than five percent of any class of voting stock or substantially all of the assets of any bank holding company without the prior approval of the Federal Reserve. The Federal Reserve is authorized to approve the ownership of shares by a bank holding company in any company the activities of which the Federal Reserve has determined to be so closely related to banking or to managing or controlling banks as to be a proper incident thereto. The Federal Reserve has by regulation determined that certain activities are closely related to banking within the meaning of the Bank Holding Company Act. These activities include among others, operating a mortgage company or finance company; performing certain data processing operations; providing investment and financial advice and acting as an insurance agent for certain types of credit-related insurance.

In November of 1999, the Gramm-Leach-Bliley, or Financial Services Modernization Act was enacted, amending the Bank Holding Company Act of 1956, modernizing the laws governing the financial services industry. This Act contains a variety of provisions of benefit to the banking industry, including language which greatly expands the powers of banks and bank holding companies by authorizing a bank holding company to affiliate with any financial company and cross-sell an affiliate’s products, thus allowing such a company to offer its customers any financial product or service. The Act expands the number of permissible activities to include a wide variety of financial activities; any activity in the future not already included in the list that the Federal Reserve and the Treasury Department consider financial in nature or incidental to financial activities; and any activity that the Federal Reserve determines is complementary to a financial activity and which does not pose a substantial safety and soundness risk. In addition, the Act fully closes the unitary thrift loophole which permits commercial companies to own and operate thrifts, reforms the Federal Home Loan Bank System to significantly increase community banks’ access to loan funding and protects banks from descriminatory state insurance regulation. The Act also includes new provisions in the privacy area, restricting the ability of financial institutions to share nonpublic personal customer information with third parties.

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

As a national bank, United National Bank & Trust Co. is supervised and regulated by the Office of the Comptroller of the Currency (OCC). The deposits of the Bank are insured by the Bank Insurance Fund (BIF) while deposits purchased from savings and loans in 1994 and 1991 are insured by the Savings Association Insurance Fund (SAIF) of the Federal Deposit Insurance Corporation (FDIC). The Bank is subject to the applicable provisions of the Federal Deposit Insurance Act. Various requirements and restrictions under the laws of the United States and the State of Ohio affect the operations of the Bank, including requirements to maintain reserves against deposits, restrictions on the nature and amount of loans which may be made and the interest which may be charged thereon, restrictions relating to investments and other activities, limitations on credit exposure to correspondent banks, limitations on activities based on capital and surplus, limitations on payment of dividends, and limitations on branching. Under current laws, the Bank may establish branch offices throughout the State of Ohio. The Interstate Banking and Branching Efficiency Act of 1994, permits nationwide interstate banking and branching. “Adequately capitalized” and “well managed” bank holding companies may acquire a bank in any state, subject to certain limitations. In addition, effective June 1997, such interstate bank holding companies can consolidate banks owned in multiple states into a single branch network, or acquire out-of-state banks as branches. De novo interstate branching is not authorized, unless the law of other states specifically authorize it.

The Federal Reserve Board has adopted risk-based capital guidelines for bank holding companies. National banks are subject to similar capital requirements adopted by the OCC. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-based assets by assigning assets and off-balance sheet items to broad risk categories. The required minimum ratio of capital to risk-weighted assets (including certain off-balance sheet items, such as standby letters of credit) was 8.00% at December 31, 1999 as disclosed in Note 14 of UNB Corp.’s 1999 Annual Report (See Exhibit 13). At least half of the total regulatory capital is to be comprised of common stockholders’ equity, including retained earnings, noncumulative perpetual preferred stock, a limited amount of cumulative perpetual preferred stock, and minority interests in equity accounts of consolidated subsidiaries less goodwill (Tier 1 capital). The remainder (Tier 2 capital) may consist of, among other things, mandatory convertible debt securities, a limited amount of subordinated debt, other preferred stock and a limited amount of allowance for loan and lease losses. The Federal Reserve Board has also imposed a minimum leverage ratio (Tier 1 capital to total assets) of 4% for bank holding companies that meet certain specified conditions, including no operational, financial or supervisory deficiencies, and including those having the highest regulatory (CAMEL) rating. The minimum leverage ratio is 1.0-2.0% higher for other holding companies based on their particular circumstances and risk profiles and those experiencing or anticipating significant growth.

At December 31, 1999, UNB Corp. and its subsidiaries satisfied all regulatory capital requirements. Management’s projections for the capital ratio(to risk weighted assets) for the first quarter of 2000 show that UNB Corp. expects to fall below the minimum level of 10% required to be considered “well capitalized”. The expected decline in this ratio is the result of significant projected growth in the aircraft loan portfolio as well as off-balance sheet commitments of greater than one year in the home equity portfolio. This is coupled with the reduction in shareholders’ equity for the continued repurchase of treasury stock during the first quarter of 2000. The projected ratio, however, remains well above the minimum level of 8% required for capital adequacy. Failure to meet the capital guidelines could subject a banking institution to a variety of enforcement remedies available to federal regulatory authorities, including dividend restrictions and the termination of deposit insurance by the FDIC.

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

The ability of UNB Corp. to obtain funds for the payment of dividends and for other cash requirements is largely dependent on the amount of dividends which may be declared by the Bank. However, the Federal Reserve expects UNB Corp. to serve as a source of strength to its subsidiaries, which may require it to retain capital for further investment in the subsidiaries, rather than for dividends for shareholders of the Corporation. Generally, United National Bank & Trust Co. must have the approval of its regulatory authority if a dividend in any year would cause the total dividends for that year to exceed the sum of current year’s net profits and retained net profits for the preceding two years, less required transfers to surplus. The Bank may not pay dividends to the Corporation if, after such payment, it would fail to meet the required minimum levels under the risk-based capital guidelines and the minimum leverage ratio requirements. Payment of dividends by the Bank may be restricted at any time at the discretion of the regulatory authorities, if they deem such dividends to constitute an unsafe and/or unsound banking practice or if necessary to maintain adequate capital for the Bank. These provisions could have the effect of limiting the Corporation’s ability to pay dividends on its outstanding common shares.

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

Competition

UNB Corp. and its affiliates compete with other state, regional and national banks which do business within Stark, Summit and Wayne Counties of Ohio. UNB Corp. and its affiliates also compete with a large number of other financial institutions, such as savings and loan associations, savings banks, insurance companies, consumer finance companies, credit unions, mortgage banking companies, and commercial finance and leasing companies, for deposits, loans and financial services business. Mergers between financial institutions have added to the competitive pressure. In addition, mutual funds, brokerage houses, and similar organizations provide many of the financial services offered by UNB Corp.’s affiliates. Many of its competitors have substantially greater resources than UNB Corp. In the opinion of management, the principal methods by which UNB Corp. and its affiliates compete with other financial services providers are by being a client driven organization, which meets the financial needs of clients by adding value to each customer related activity through superior execution delivered with integrity which builds long-term customer relationships based on the fundamentals of reliability, privacy and stability. Competitive advantage is maintained by the availability, pricing and unique features of loan, deposit, borrowing and other financial products and services as well as the convenience of multiple distribution channels which include stand-alone financial centers, traditional retail outlets, telephone banking, home banking and ATM banking.

Effects of Compliance with Environmental Protection Regulations

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

The Bank has continued involvement in legal proceedings concerning a seven and one half acre parcel of property acquired through foreclosure and located in the northwest quadrant of Stark County. A large national petroleum company, owner of the facility at the date it was taken out of service, is the party responsible for the contamination cleanup according to the State of Ohio’s Bureau of Underground Storage Tanks (BUSTER) regulations. After review of several environmental assessments by the Bank and the petroleum company which were filed with BUSTER, the agency agreed with the petroleum company’s findings which indicated that the levels of contaminants were such that immediate remediation was not required. BUSTER determined that the findings indicated the contamination will remediate itself over time and issued a one year extension on any formal remediation plan. That extension expired in the third quarter of 1998. During 1999, there was no progress on resolution of the environmental issues with the State or the petroleum company and no serious interest on the part of any potential buyers until a clear timetable for resolution is assured. Estimated cleanup costs, should they become the responsibility of the Bank, are not material to the business or financial condition of the Bank and have been set up as an allowance against the property’s value on the Corporation’s consolidated balance sheet.

Employees

As of December 31, 1999, UNB Corp. and its subsidiaries had 312 full-time employees and 58 part-time employees. UNB Corp. and its subsidiaries are not a party to any collective bargaining agreement and management considers its relationship with its employees to be good.

d. Financial Information About Geographic Areas

UNB Corp. and its subsidiaries do not have any offices located in foreign countries and they have no foreign assets, liabilities, or related income and expense for the years presented.

e. Statistical Disclosure

The following section contains certain financial disclosures related to the Registrant as required under the Securities and Exchange Commission’s Industry Guide 3, “Statistical Disclosures by Bank Holding Companies”, or a specific reference as to the location of the required disclosures in the Registrant’s 1999 Annual Report to Shareholders, portions of which are incorporated in this Form 10-K by reference.

UNB CORP.’S STATISTICAL INFORMATION

I. DISTRIBUTION OF ASSETS, LIABILITIES, AND SHAREHOLDERS’ EQUITY; INTEREST RATES AND INTEREST DIFFERENTIAL

A. & B.	The average balance sheet information and the related analysis of net interest earnings for the years ending December 31, 1999, 1998 and 1997 are included in Table 4 — “Average Balance Sheet and Related Yields”, within Management’s Discussion and Analysis of Financial Condition and Results of Operations found on page 16 of the Registrant’s 1999 Annual Report to Shareholders and is incorporated into this Item I by reference.

All interest is reported on a fully taxable equivalent basis using a marginal tax rate of 35%. Nonaccruing loans, for the purpose of the computations, are included in the daily average loan amounts outstanding. Loan fees in the amount of $3,181,000, $3,025,000, and $3,108,000 are included in interest on loans for the years ended December 31, 1999, 1998, and 1997, respectively.

C.	Tables setting forth the effect of volume and rate changes on interest income and expense for the two years ended December 31, 1999 and 1998 are included in Table 2 — “Changes in Net Interest Differential — Rate/Volume Analysis”, within Management’s Discussion and Analysis of Financial Condition and Results of Operations found on Page 14 of UNB Corp.’s 1999 Annual Report to Shareholders and is incorporated into this Item I by reference. For purposes of these tables, changes in interest due to volume and rate were determined as follows:

Volume Variance — change in volume multiplied by the previous year’s rate.

Rate Variance — change in rate multiplied by the previous year’s volume.

Rate/Volume Variance — change in volume multiplied by the change in rate.

The rate/volume variance was allocated to volume variance and rate variance in proportion to the relationship of the absolute dollar amount of the change in each.

II. INVESTMENT PORTFOLIO

A. Investment Securities

The carrying value of investment and mortgage-backed securities at the dates indicated are summarized below:

	December 31,

(Dollars in thousands)	1999	1998	1997

U.S. Treasury securities and securities of U.S. government agencies and corporations	$33,439	$34,309	$53,637

Obligations of states and political subdivisions	1,908	—	951

Mortgage-backed securities	81,842	81,504	67,845

Other securities	16,488	18,636	18,405

Total investment and mortgage-backed securities	$133,677	$134,449	$140,838

B.	The carrying value and weighted average interest yield for each investment category listed in Part A at December 31, 1999 which are due (1) in one year or less, (2) after one year through five years, (3) after five years through ten years, and (4) after ten years are presented in Note 2 - Securities, found on page 33 in the Notes to Consolidated Financial Statements in UNB Corp.’s 1999 Annual Report to Shareholders and is incorporated herein by reference. The weighted average yields have been computed by dividing the total interest income adjusted for amortization of premiums or accretion of discount over the life of the security by the par value of the securities outstanding. The weighted average yields of tax exempt obligations are presented on a non-taxable basis, prior to adjustment to a fully taxable equivalent basis or consideration of related non-deductible interest expense.

C.	Excluding those holdings of the investment portfolio in U.S. Treasury securities and other agencies and corporations of the U.S. Government, there were no investments in securities of any one issuer which exceeded 10% of the consolidated shareholder’s equity of the Registrant at December 31, 1999.

III. LOAN PORTFOLIO

A.	Types of Loans — Total loans on the balance sheet are comprised of the following classifications at December 31,

(Dollars in thousands)	1999	1998	1997	1996	1995

Commercial	$97,787	$80,618	$84,737	$78,563	$64,811

Commercial real estate	100,205	83,036	70,896	65,875	60,478

Aircraft	115,301	65,530	—	—	—

Residential real estate	235,345	234,696	260,190	242,652	172,283

Consumer loans	226,182	207,553	214,595	230,512	221,158

Total loans	$774,820	$671,433	$630,418	$617,602	$518,730

B.	Maturities and Sensitivities of Loans to Changes in Interest Rates — The following is a schedule of contractual maturities and repayments excluding residential real estate mortgage, aircraft loans to individuals and consumer loans, as of December 31, 1999:

(Dollars in thousands)
Commercial, Commercial Real Estate and Commercial Aircraft

Due in one year or less	$16,271

Due after one year, but within five years	54,563

Due after five years	232,375

Total	$303,209

The following is a schedule of fixed and variable rate commercial, commercial real estate and commercial related aircraft loans due after one year (variable rate loans are those loans with floating or adjustable interest rates):

(Dollars in thousands)
	Fixed	Variable
	Interest Rates	Interest Rates

Total commercial, commercial real estate and commercial aircraft loans due after one year	$127,352	$159,586

C.	Risk Elements

1.	Nonaccrual, Past Due and Restructured Loans — The following schedule summarizes nonaccrual, past due, and restructured loans:

(Dollars in thousands)	1999	1998	1997	1996	1995

Nonaccrual loans	$1,636	$1,300	$854	$708	$1,066

Accrual loans past due 90 days	353	187	91	130	254

Restructured loans	23	203	424	237	212

Total	2,012	1,690	1,369	1,075	1,532

Potential problem loans	3,121	2,147	1,722	1,699	1,075

Total	$5,133	$3,837	$3,091	$2,774	$2,607

For the year ended December 31, 1999, $37,000 of interest income would have been earned under the original terms of those loans classified as nonaccrual had they been current in accordance with their original terms and had been outstanding throughout the period or since origination. The amount of interest income on nonaccrual loans at December 31, 1999 that was included in net income for the year ended December 31, 1999 was $84,000.

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

At December 31, 1999, loans totaling $951,000 were classified as impaired. All loans classified as impaired at December 31, 1999 were also classified as either nonaccrual loans or potential problem loans, and therefore the adoption of SFAS No. 114 and SFAS NO. 118 had no effect on the comparability of non-performing assets at December 31, 1999 to prior periods.

2.	Potential Problem Loans — As shown in the table above, at December 31, 1999, there are approximately $3.1 million of loans not otherwise identified which are included on management’s watch list. Management’s watch list includes both loans which management has some doubt as to the borrowers’ ability to comply with the present repayment terms and loans which management is actively monitoring due to changes in the borrowers’ financial condition. These loans and their potential loss exposure have been considered in management’s analysis of the adequacy of the allowance for loan losses.

3.	Foreign Outstandings — There were no foreign outstandings at December 31, 1999, 1998, or 1997.

4.	Loan Concentrations — As of December 31, 1999, indirect installment loans comprised 17.1% of total loans outstanding. These loans are made to individual consumers and are bought from a dealer network, which in 1999 included 135 dealers, the largest of which was responsible for 6.9% of the paper bought in 1999. There are no additional concentrations of loans greater than 10% of total loans which are not otherwise disclosed as a category of loans pursuant to Item III. A. above. Also refer to the Note 1, Concentrations of Credit Risk, found on Page 31 of the 1999 Annual Report incorporated herein by reference.

5.	No material amount of loans that have been classified by regulatory examiners as loss, substandard, doubtful, or special mention have been excluded from the amounts disclosed as nonaccrual, past due 90 days or more, restructured, or potential problem loans.

D.	Other Interest Bearing Assets — As of December 31, 1999, there are no other interest bearing assets that would be required to be disclosed under Item III C.1 or 2 if such assets were loans. UNB Corp. had Other Real Estate Owned at December 31, 1999, in the amount of $325,000.

IV. SUMMARY OF LOAN LOSS EXPERIENCE

A.	The following schedule presents an analysis of the allowance for loan losses, average loan data, and related ratios for the years ended December 31,

(Dollars in thousands)	1999	1998	1997	1996	1995

Average loans outstanding during the period (net of unearned income)	$717,320	$651,320	$629,514	$582,418	$464,314

Allowance for loan losses at beginning of year	$11,172	$9,650	$8,335	$7,242	$6,348

Loans charged off:

Commercial	80	125	258	106	26

Commercial real estate	—	—	—	—	20

Aviation	—	—	—	—	—

Residential real estate	—	135	15	156	71

Consumer loans	1,327	2,137	2,638	2,900	1,441

Total charge-offs	1,407	2,397	2,911	3,162	1,558

Recoveries:

Commercial	52	46	190	5	29

Commercial real estate	—	—	8	39	26

Aviation	—	—	—	—	—

Residential real estate	34	135	86	71	71

Consumer loans	898	990	1,013	1,000	576

Total recoveries	984	1,171	1,297	1,115	702

Net charge-offs	423	1,226	1,614	2,047	856

Provision for loan loss charged to operations	2,425	2,748	2,929	3,140	1,750

Allowance for loan losses at end of year	$13,174	$11,172	$9,650	$8,335	$7,242

Ratio of net charge-offs to average loans, net of unearned income	0.06%	0.19%	0.26%	0.35%	0.18%

The allowance for loan losses balance and the provision charged to expense are judgmentally determined by management based upon the periodic review of the loan portfolio; an analysis of impaired loans; past loan loss experience; current economic conditions; anticipated loan portfolio growth and various other circumstances which are subject to change over time. In making this judgment, management reviews selected large loans as well as delinquent loans, nonaccrual loans, problem loans, and loans to industries experiencing economic difficulties. The collectibility of these loans is evaluated after considering the current financial position of the borrower, the estimated market value of the collateral, guarantees, and the Corporation’s collateral position versus other creditors. Judgments, which are necessarily subjective, as to the probability of loss and the amount of such loss, are formed on these loans, as well as other smaller balance, homogeneous loans in the aggregate. The reduction in provision from 1998 to 1999 was a result of significantly lower net charge-offs and loan growth in selected loan categories in which historical credit quality has been high, specifically commercial, commercial real estate and the home equity segment of the consumer loan portfolio. Net charge-offs for 1999 were $423, a decrease of $803 or 65.5%, below 1998 levels.

B.	The following schedule is a breakdown of the allowance for loan losses allocated by type of loan and related ratios:

	Allocation of the Allowance for Loan Losses

		Percentage		Percentage
		of Loans		of Loans
		in Each		in Each
	Allowance	Category to	Allowance	Category to
	Amount	Total Loans	Amount	Total Loans

(Dollars in thousands)
	December 31, 1999		December 31, 1998

Commercial	$5,798	12.6%	$4,899	12.0%

Commercial real estate	1,795	12.9	1,921	12.4

Aviation	1,020	14.9	611	9.8

Residential real estate	206	30.4	235	34.9

Consumer	2,859	29.2	2,082	30.9

Unallocated	1,496	—	1,424	—

Total	$13,174	100.0%	$11,172	100.0%

	December 31, 1997		December 31, 1996

Commercial	$3,344	13.5%	$2,064	12.7%

Commercial real estate	781	11.2	663	10.7

Aviation	—	—	—	—

Residential real estate	261	41.3	244	39.3

Consumer	2,316	34.0	4,420	37.3

Unallocated	2,948	—	944	—

Total	$9,650	100.0%	$8,335	100.0%

	December 31, 1995

Commercial	$2,160	12.5%

Commercial real estate	782	11.7

Aviation	—	—

Residential real estate	129	33.2

Consumer	2,174	42.6

Unallocated	1,997	—

Total	$7,242	100.0%

At December 31, 1999, $665,000 of the loan loss allowance was allocated to the commercial loan portfolio in connection with compliance to SFAS No. 114. At December 31, 1998 and 1997, there was no specific allocation to any loan category in connection with compliance with SFAS No. 114 due to the adequacy of the collateral values relative to the balance of impaired loans outstanding at year-end 1998 and 1997.

While management’s periodic analysis of the adequacy of the allowance for loan loss may allocate portions of the allowance for specific problem loan situations, the entire allowance is available for any loan charge-offs that occur.

V. DEPOSITS

The following is a schedule of average deposit amounts and average rates paid on each category for the periods included:

(Dollars in thousands)	Years Ended December 31,

	1999		1998		1997

	Amount	Rate	Amount	Rate	Amount	Rate

Noninterest bearing demand deposits	$92,336	—	$89,305	—	$76,523	—

Interest bearing demand deposits	78,465	1.25%	79,669	1.58%	72,770	1.68%

Savings	215,642	3.53	197,971	3.42	174,789	3.14

Certificates and other time deposits	322,647	5.67	295,555	5.67	290,854	5.73

	$709,090		$662,500		$614,936

The following table summarizes time deposits issued in amounts of $100,000 or more as of December 31, 1999 by time remaining until maturity:

(Dollars in thousands)
Maturing in:

Under 3 months	$14,653

Over 3 to 6 months	14,159

Over 6 to 12 months	26,714

Over 12 months	9,426

$64,952

VI. RETURN ON EQUITY AND ASSETS

Information required by this section is incorporated by reference to the information appearing in the table under the caption “Five-Year Summary of Selected Data” located on Page 9 of UNB Corp’s 1999 Annual Report to Shareholders.

VII. SHORT-TERM BORROWING

Information required by this section is found in Note 7 — “Short-term Borrowings” on Page 35 of UNB Corp.’s 1999 Annual Report to Shareholders, Exhibit 13 to this Form 10-K, incorporated herein by reference.

Item 2 — Properties

UNB Corp.

UNB Corp.’s executive offices are located on the second floor of the United Bank Plaza, at 220 Market Avenue, South, Canton, Ohio which is leased from 220 Market Avenue Tenancy (Market Avenue, LLC).

United National Bank & Trust Co.

The executive offices, various administrative offices and the main branch of United National Bank & Trust Co. are located in 21,800 square feet of the United Bank Building at 220 Market Avenue, S., Canton, Ohio. This property is leased from 220 Market Avenue Tenancy (Market Avenue, LLC) through 2003 with five three-year options extending through the year 2018. The properties occupied by eleven of the Bank’s branches are owned by the Bank, while properties occupied by its remaining nine branches are leased with various expiration dates running through the year 2021 with renewal options. In addition to the leased branch locations, the Bank also leases the office space occupied by the Mortgage Loan Department at 4895 Portage Street, N.W. in North Canton, Ohio and a temporary loan production office located in Wooster, Ohio which will be replaced by a full service branch in 2000. The term of the lease for the Mortgage Loan offices runs through March, 2007 while the lease for the Wooster location is month-to-month.

United Bank Center, at 624 Market Avenue, N., Canton, Ohio, is owned by the Bank and houses various administrative and operational departments of the Bank. There is no mortgage debt owing on any of the above property owned by the Bank.

The Aircraft Finance Group has four office locations, all of which are leased with various expiration dates through April, 2006. This group is headquartered in offices at the Akron/Canton Airport and includes three regional offices located in Wichita, Kansas; Sacramento, California; and Orlando, Florida.

United Banc Financial Services, Inc.

United Banc Financial Services, Inc. has three office locations, located in the Portage and Frank area of North Canton, Ohio; on Whipple Avenue in the Belden Village area of Canton, Ohio; and in the City of Green in southern Summit County. All locations are leased, with expiration dates through April, 2003.

A listing of all corporate locations is found under the caption “Locations” found on page 51 of UNB Corp.’s 1999 Annual Report to Shareholders, and is incorporated herein by reference. The facilities owned or leased by UNB Corp. and its subsidiaries are considered by management to be satisfactory for its current operations.

Item 3 — Legal Proceedings

The nature of UNB Corp.’s business results in a certain amount of litigation. Accordingly, the Corporation and its subsidiaries are subject to various pending and threatened lawsuits in which claims for monetary damages are asserted in the ordinary course of business. While any litigation involves an element of uncertainty, in the opinion of management, liabilities, if any, arising from such litigation or threat thereof will not have a material effect on the Corporation.

Item 4 — Submission of Matters to a Vote of Security Holders

During the fourth quarter of the year ended December 31, 1999, there were no matters submitted to a vote of security holders.

PART II

Item 5 — Market Price of and Dividends on the Common Equity and Related Stockholder Matters

Since September 15, 1999, shares of the common stock of UNB Corp. have been traded on the Nasdaq Stock Market under the symbol UNBO. Prior to this date UNB Corp.’s common stock was traded on the Over-The-Counter Bulletin Board (OTCBB)under the symbol UNBO primarily with brokers in the Corporation’s service area. The following table sets forth the high and low bid prices for the Corporation’s common stock for the full year of 1998 and the first and second quarters of 1999 as reflected on the Over-The-Counter market. For the third and fourth quarters of 1999 the table shows the high and low sales price as reported on the Nasdaq Stock Market. Quarterly dividends for the two periods are also presented. All per share data has been adjusted for the 100% stock split in the form of a dividend declared paid on October 15, 1998 to shareholders of record on October 1, 1998.

MARKET PRICE RANGES FOR COMMON STOCK

1999

Quarter	High	Low	Dividend Rate

First	$20.50	$20.00	$.100

Second	20.75	18.50	.140

Third	18.25	14.50	.115

Fourth	18.00	12.50	.115

1998

Quarter	High	Low	Dividend Rate

First	$19.69	$19.63	$.085

Second	20.00	19.69	.090

Third	20.19	20.00	.090

Fourth	20.38	20.00	.100

As of January 31, 2000, the Corporation had 1,516 shareholders of record and an estimated 1,435 additional beneficial holders whose stock was held in nominee name.

For information as to restrictions on the ability of the Bank to transfer funds to UNB Corp. in the form of cash dividends, attention is directed to the caption “Capital Resources” found within Management’s Discussion and Analysis located on page 20 of UNB Corp.’s 1999 Annual Report to Shareholders and to Note 14 — “Dividend and Regulatory Capital Requirements” located on page 39 therein. Such information is incorporated herein by reference.

Item 6 — Selected Financial Data

The information required under this item is incorporated by reference to the information appearing under the caption “Five Year Summary of Selected Data” located on page 9 of the 1999 Annual Report to Shareholders.

Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations

“Management’s Discussion and Analysis of Financial Condition and Results of Operations” appears on pages 12 through 24 of UNB Corp.’s 1999 Annual Report to Shareholders and is incorporated herein by reference.

Item 7A. — Quantitative and Qualitative Disclosures About Market Risk

Quantitative and Qualitative Disclosures About Market Risk specified by Item 305 of Regulations S-K are incorporated herein by reference to pages 21 through 23 of UNB Corp.’s 1999 Annual Report to Shareholders (Exhibit 13).

Item 8 — Financial Statements and Supplementary Financial Data

UNB Corp.’s Report of Independent Auditors and Consolidated Financial Statements and accompanying notes are listed below and are incorporated herein by reference to UNB Corp.’s 1999 Annual Report to Shareholders (Exhibit 13, pages 26 through 44). The supplementary financial information specified by Item 302 of Regulation S-K, selected quarterly financial data, is included in Note 19 — “Quarterly Financial Data (Unaudited)” to the consolidated financial statements found on page 43.

Report of Independent Auditors

Consolidated Balance Sheets
December 31, 1999 and 1998

Consolidated Statements of Income
For the three years ended December 31, 1999

Consolidated Statements of Changes in Shareholders’ Equity
For the three years ended December 31, 1999

Consolidated Statements of Cash Flows
For the three years ended December 31, 1999

Notes to Consolidated Financial Statements

Item 9 — Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Crowe, Chizek and Company LLP, served as independent auditors for the purpose of auditing the Corporation’s Annual Consolidated Financial Statements and for the preparation of consolidated tax returns for the fiscal years ending December 31, 1999, 1998, and 1997. The appointment of independent auditors is approved annually by the Board of Directors. For the year 2000, the Board of Directors has again authorized the engagement of Crowe, Chizek and Company LLP, as independent auditors.

Part III

Information relating to the following items is included in UNB Corp.’s Proxy statement and Notice of Annual Meeting of Shareholders to be held Tuesday, April 18, 2000, (“1999 Proxy Statement”) dated February 18, 2000, filed with the Commission on Form DEF 14-A, pursuant to Section 14(A) of the Securities Exchange Act of 1934 and is incorporated by reference into this Form 10-K Annual Report (Exhibit 22).

Item 10 — Directors and Executive Officers of the Registrant

Item 11 — Executive Compensation

Item 12 — Security Ownership of Certain Beneficial Owners and Management

Item 13 — Certain Relationships and Related Transactions

Part IV

Item 14 — Exhibits, Financial Statement Schedules and Reports on Form 8-K

a.	Financial Statement Schedules

1.	Financial Statements

The following consolidated financial statements of the Registrant appear in the 1999 Annual Report to Shareholders (Exhibit 13) on the pages referenced and are specifically incorporated by reference under Item 8 of this Form 10-K:

Annual Report
Page Numbers

Report of Independent Auditors	44

Report of Management	44

Consolidated Balance Sheets, December 31, 1999 and 1998	26

Consolidated Statements of Income, For the three years ended December 31, 1999	27

Consolidated Statements of Changes in Shareholders’ Equity, For the three years ended December 31, 1999	28

Consolidated Statements of Cash Flows, For the three years ended December 31, 1999	29

Notes to Consolidated Financial Statements	30-43

2.	Financial Statement Schedules

Financial statement schedules are omitted as they are not required or are not applicable, or the required information is included in the financial statements found in UNB Corp.’s 1999 Annual Report to Shareholders.

3.	Exhibits

Management Contracts or Arrangements (for remaining Exhibits, reference is made to the Exhibit Index which is found on Page 28 of this Form 10-K.)

Contract or Arrangement	Reference Location

Change of Control Agreement of Leo E.Doyle, dated November 16, 1995	Form 10-K for fiscal year ended December 31, 1997, Exhibit 10.a

Change of Control Agreement of James J. Pennetti, dated November 16, 1995	Form 10-K for fiscal year ended December 31, 1997, Exhibit 10.c

Change of Control Agreement of Robert M. Sweeney, dated November 16, 1995	Form 10-K for fiscal year ended December 31, 1997, Exhibit 10.d

UNB Corp. 1997 Stock Option Plan	Form DEF 14-A, dated April 15, 1997, Appendix A

Amendment to the Change of Control Agreement of Leo E.Doyle, January 16, 1997	Form 10-K for fiscal year ended dated December 31, 1997, Exhibit 10.f

Amendment to the Change of Control Agreement of James J. Pennetti, dated January 16, 1997	Form 10-K for fiscal year ended December 31, 1997, Exhibit 10.h

Amendment to the Change of Control Agreement of Robert M. Sweeney, dated January 16, 1997	Form 10-K for fiscal year ended December 31, 1997, Exhibit 10.i

Employment Contract by and between Roger L. Mann and UNB Corp.and United National Bank & Trust Co., dated April 17, 1997	Form 10-K for fiscal year ended December 31, 1997, Exhibit 10.k

Change of Control Agreement of Charles J. Berry, dated May 15, 1997	Form 10-K for fiscal year ended December 31, 1997, Exhibit 10.l

Change of Control Agreement of Roger L. Mann, dated June 1, 1997	Form 10-K for fiscal year ended December 31, 1997, Exhibit 10.m

Amendment to the Change of Control Agreement of Roger L. Mann, dated December 10, 1997	Form 10-K for fiscal year ended December 31, 1997, Exhibit 10.n

Amendment to the Change of Control Agreement of Leo E. Doyle, dated December 10, 1997	Form 10-K for fiscal year ended December 31, 1997, Exhibit 10.o

Amendment to the Change of Control Agreement of James J. Pennetti, dated December 10, 1997	Form 10-K for fiscal year ended December 31, 1997, Exhibit 10.p

Amendment to the Change of Control Agreement of Robert M. Sweeney, dated December 10, 1997	Form 10-K for fiscal year ended December 31, 1997, Exhibit 10.q

Change of Control Agreement of Scott E. Dodds dated January 4, 1999	Form 10-Q for March 31, 1999, Exhibit 10

b. Reports on Form 8-K

No reports of Form 8-K were filed during the last quarter of the year ending December 31, 1999

c. Exhibits

See the Exhibit Index which appears following the Signatures section of this report.

d. Financial Statements

See subparagraph (a)(1) above.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UNB Corp.

By /s/ Roger L. Mann Roger L. Mann, President and Chief Executive Officer

Date March 16, 2000

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Roger L. Mann Roger L. Mann	President, Chief Executive Officer (Principal Executive Officer) and Director	March 16, 2000

/s/ James J. Pennetti James J. Pennetti	Vice President and Treasurer (Principal Financial and Accounting Officer)	March 16, 2000

/s/ Donald W. Schneider Donald W. Schneider	Chairman of the Board and Director	March 16, 2000

/s/ E. Lang D’Atri E. Lang D’Atri	Vice Chairman of the Board and Director	March 16, 2000

Absent Louis V. Bockius III	Director

/s/ Robert J. Gasser Robert J. Gasser	Director	March 16, 2000

SIGNATURES (continued)

/s/ Nan Johnston Nan Johnston	Director	March 16, 2000

/s/ Edgar W. Jones, Jr. Edgar W. Jones, Jr.	Director	March 16, 2000

Absent Harold M. Kolenbrander, Ph.D.	Director

/s/ Russell W. Maier Russell W. Maier	Director	March 16, 2000

Absent Robert L. Mang	Director

Retired in 1999 James A. O’Donnell	Director

Absent E. Scott Robertson	Director

/s/ Marc L. Schneider Marc L. Schneider	Director	March 16, 2000

/s/ Abner A. Yoder Abner A. Yoder	Director	March 16, 2000

EXHIBIT INDEX

Regulation S-K
Exhibit Number	Exhibit Description

11	Statement regarding Computation of Per Share Earnings (included in Note 1 to the Consolidated Financial Statements, 1999 Annual Report to Shareholders under the caption “Earnings and Dividends Declared Per Share”).

13	UNB Corp. Annual Report to Shareholders for the Fiscal Year Ended December 31, 1999.

21	Subsidiaries of the Registrant (exhibit is filed herewith).

22	Proxy Statement of UNB Corp. and Notice for the Annual Meeting of Shareholders on April 18, 2000, dated February 18, 2000. (Incorporated by reference to Form DEF 14.A filed by UNB Corp., dated February 18, 2000).

23	Consent of experts and counsel

27	Financial Data Schedule for 1999(submitted as part of electronic filing only)