Form 10-Q
period 2000-03-31
UNB CORP/OH
filed 2000-05-12
CIK 746481

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2000

Commission file number 0-13270

UNB CORP.

(Exact name of Registrant as specified in its charter)

Ohio	34-1442295

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

220 Market Avenue, South Canton, Ohio	44702

(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code	(330) 454-5821

      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such report), and (2) has been subject to such filing requirements for the past 90 days.

   Yes      X   No

      Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date.

Common Stock, $1.00 Stated Value	Outstanding at April 30, 2000 10,550,299 Common Shares

UNB CORP.

FORM 10-Q

QUARTER ENDED MARCH 31, 2000

Part I — Financial Information

Item 1 — Financial Statements

Interim financial information required by Rule 10-01 of Regulation S-X (17 CFR Part 210) is included in this Form 10Q as referenced below:

		Page
		Number(s)

	Consolidated Balance Sheets	1

	Consolidated Statements of Income	2

	Consolidated Statements of Comprehensive Income	3

	Condensed Consolidated Statements of Changes in Shareholders’ Equity	4

	Consolidated Statements of Cash Flows	5

	Notes to the Consolidated Financial Statements	6-12

Item 2 -	Management’s Discussion and Analysis of Financial Condition and Results of Operations	13-20

Item 3 -	Quantitative and Qualitative Disclosures About Market Risk	21-22

Part II -	Other Information

Item 1 -	Legal Proceedings	23

Item 2 -	Changes in Securities	23

Item 3 -	Defaults Upon Senior Securities	23

Item 4 -	Submission of Matters to a Vote of Security Holders	23

Item 5 -	Other Information	23-24

Item 6 -	Exhibits and Reports on Form 8-K	24

Signatures		24

U N B C O R P.
CONSOLIDATED BALANCE SHEETS

(In thousands except per share data)	March 31,	December 31,
	2000	1999

ASSETS

Cash and cash equivalents	$30,947	$48,354

Federal funds sold	10,900	0

Interest bearing deposits with banks	119	568

Securities, net (Fair value:

$43,429 and $51,831, respectively)	43,434	51,835

Mortgage-backed securities (Fair value:

$81,214 and $81,848, respectively)	81,210	81,842

Loans originated and held for sale	874	671

Loans:

Total loans	810,481	774,820

Less allowance for loan losses	(12,751)	(13,174)

Net loans	797,730	761,646

Premises and equipment, net	10,800	10,657

Intangible assets	3,088	3,336

Accrued interest receivable and other assets	11,585	11,620

Total Assets	$990,687	$970,529

LIABILITIES

Deposits:

Noninterest bearing deposits	$94,797	$90,790

Interest bearing deposits	698,158	673,444

Total deposits	792,955	764,234

Short-term borrowings	71,910	74,107

Long-term debt	50,570	54,332

Accrued taxes, expenses and other liabilities	6,144	7,182

Total Liabilities	921,579	899,855

SHAREHOLDERS’ EQUITY

Common stock ($1.00 stated value, 50,000,000 shares authorized; 11,646,307 and 11,646,310 issued, respectively)	11,646	11,646

Paid-in capital	29,008	29,008

Retained earnings	49,425	47,011

Treasury stock, 1,092,936 and 894,081 shares at cost	(20,510)	(17,952)

Accumulated other comprehensive income	(461)	961

Total Shareholders’ Equity	69,108	70,674

Total Liabilities and Shareholders’ Equity	$990,687	$970,529

See Notes to the Consolidated Financial Statements

U N B   C O R P.
CONSOLIDATED STATEMENTS OF INCOME

(In thousands except per share data)	Three Months Ended
	March 31,

	2000	1999

Interest income:

Interest and fees on loans:

Taxable	$16,734	$13,911

Tax exempt	30	27

Interest and dividends on investments & mortgage-backed securities:

Taxable	1,993	1,964

Tax exempt	21	0

Interest on bank deposits and federal funds sold	171	124

Total interest income	18,949	16,026

Interest expense:

Interest on deposits	8,008	5,864

Interest on short-term borrowings	872	678

Interest on FHLB advances	788	607

Total interest expense	9,668	7,149

Net interest income	9,281	8,877

Provision for loan losses	115	730

Net interest income after provision for loan losses	9,166	8,147

Other income:

Service charges on deposits	663	660

Trust Department income	1,325	1,099

Other operating income	708	709

Securities gains, net	674	4,177

Gains on loans originated for resale and sold	22	291

Total other income	3,392	6,936

Other expenses:

Salary, wages and benefits	3,319	3,569

Occupancy	412	417

Equipment	1,001	919

Other operating expense	2,194	3,308

Total other expenses	6,926	8,213

Income before income taxes	5,632	6,870

Provision for income taxes	1,937	2,348

Net income	$3,695	$4,522

Earnings per share:

Basic	$0.35	$0.41

Diluted	$0.34	$0.40

Dividends per share	$0.12	$0.10

Weighted average shares outstanding:

Basic	10,690,865	11,028,118

Diluted	10,766,347	11,181,032

See Notes to the Consolidated Financial Statements

U N B C O R P.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)	Three Months Ended
	March 31,

	2000	1999

Net Income	$3,695	$4,522

Other comprehensive income, net of tax

Unrealized gains/(losses) on securities:

Unrealized gains/(losses) arising during the period	(984)	2,493

Less: Reclassified adjustment for accumulated gains/(losses) included in net income	438	2,715

Unrealized gains/(losses) on securities	(1,422)	(222)

Comprehensive income	$2,273	$4,300

See Notes to the Consolidated Financial Statements

U N B CORP.

Condensed Consolidated Statements of Changes in Shareholders’ Equity

(In thousands except per share data)
	Three Months Ended

	3/31/00	3/31/99

Balance at beginning of period	$70,674	$71,702

Net Income	3,695	4,522

Cash dividends $0.120 and $0.100 per share, respectively	(1,281)	(1,099)

Treasury stock purchases	(2,558)	(5,020)

Treasury stock sales	0	707

Change in market value on investment securities available for sale, net of deferred taxes	(1,422)	(222)

Balance at end of period	$69,108	$70,590

See Notes to the Consolidated Financial Statements

UNB CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three months ended
(In thousands)	March 31,
	2000	1999

Cash flows from operating activities:

Net income	$3,695	$4,522

Adjustments to reconcile net income to net cash from operating activities:

Depreciation and amortization	378	356

Provision for loan losses	115	730

Net securities gains	(674)	(4,177)

Net amortization/(accretion) on securities	(33)	7

Amortization of intangible assets	248	249

Loans originated for resale	(2,237)	(14,054)

Proceeds from sale of loan originations	2,055	17,741

Changes in:

Interest receivable	(305)	70

Interest payable	(66)	(345)

Other assets and liabilities, net	136	1,629

Deferred income	(2)	(2)

Net cash from operating activities	3,310	6,726

Cash flows from investing activities:

Net change in interest bearing deposits with banks	449	392

Net increase in funds sold	(10,900)	(600)

Investment and mortgage-backed securities:

Proceeds from sales of securities available for sale	1,038	8,932

Proceeds from maturities of securities held to maturity	125	0

Proceeds from maturities of securities available for sale	26,961	15,555

Purchases of securities held to maturity	(878)	(125)

Purchases of securities available for sale	(19,936)	(19,500)

Purchases of mortgage-backed securities available for sale	(3,926)	(9,974)

Principal payments received on mortgage-backed securities held to maturity	41	648

Principal payments received on mortgage-backed securities available for sale	4,127	14,083

Net increase in loans made to customers	(36,220)	(8,191)

Purchases of premises and equipment, net	(521)	(90)

Principal payments received under leases	0	17

Net cash from investing activities	(39,640)	1,147

Cash flows from financing activities:

Net increase/(decrease) in deposits	28,721	(1,168)

Cash dividends paid, net of shares issued through dividend reinvestment	(1,281)	(1,099)

Purchase of treasury stock	(2,558)	(5,020)

Sales of treasury stock	0	707

Net increase in short-term borrowings	(2,197)	(1,094)

Proceeds from FHLB advances	1,200	0

Repayments of FHLB advances	(5,949)	(756)

Proceeds from bank loans	1,000	0

Repayments on capital lease	(13)	(12)

Net cash from financing activities	18,923	(8,442)

Net change in cash and cash equivalents	(17,407)	(569)

Cash and cash equivalents at beginning of year	48,354	28,195

Cash and cash equivalents at end of period	$30,947	$27,626

See the Notes to the Consolidated Financial Statements

UNB CORP.
Notes to Consolidated Financial Statements

Note 1 – Summary of Significant Accounting Policies

Unless otherwise indicated, amounts are in thousands, except per share data.

The accompanying consolidated financial statements include the accounts of UNB Corp. and its wholly owned subsidiaries United National Bank & Trust Co., United Banc Financial Services, Inc. and United Insurance Agency Inc. All material intercompany accounts and transactions have been eliminated in consolidation.

These interim financial statements reflect all adjustments of a normal recurring nature which, in the opinion of management, are necessary to present fairly the consolidated financial position of UNB Corp. at March 31, 2000, and its results of operations and cash flows for the periods presented. The accompanying consolidated financial statements do not purport to contain all the necessary financial disclosures required by generally accepted accounting principles that might otherwise be necessary in the circumstances and are not necessarily indicative of the results to be expected for the full year. The Annual Report for UNB Corp. for the year ended December 31, 1999, contains consolidated financial statements and related notes which should be read in conjunction with the accompanying consolidated financial statements.

For consolidated financial statement classification and cash flow reporting purposes, cash and cash equivalents include currency on hand and non-interest bearing deposits with banks. For the three months ended March 31, 2000, and March 31, 1999, UNB Corp. paid interest in the amount of $22,833 and $23,060, respectively. For the same three month period federal income taxes paid totaled $5,605 and $4,639, respectively.

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

Securities held to maturity are stated at cost, adjusted for amortization of premiums and accretion of discounts. Securities available for sale are carried at fair value with unrealized gains and losses included as a separate component of shareholders’ equity, net of tax. Gains or losses on dispositions are based on net proceeds and the amortized cost of securities sold, using the specific identification method.

Management analyzes loans on an individual basis and classifies a loan as impaired when an analysis of the borrower’s operating results and financial condition indicates that underlying cash flows are not adequate to meet its debt service requirements. Often this is associated with a delay or shortfall in payments of 30 days or more. Smaller-balance homogeneous loans are evaluated for impairment in total and are excluded from reported impaired loans. Such loans include residential first mortgage loans secured by one-to-four family residences, residential construction loans and consumer automobile, boat, RV, home equity and credit card loans with balances less than $300. In addition, loans held for sale and leases are excluded from consideration as impaired.

UNB CORP.
Notes to Consolidated Financial Statements (continued)

Impaired loans are fully or partially charged off when in management’s opinion an event or events have occurred which provide reasonable certainty that a loss is probable. When management determines that a loss is probable, a full or partial charge off is recorded for the amount the book value of the impaired loan exceeds the present value of the cash flows or the fair value of the collateral, for collateral dependent loans.

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

Basic and diluted earnings per share are computed under the provisions of SFAS No. 128, “Earnings Per Share.” Basic earnings per share are based on net income divided by the weighted average number of shares outstanding during the period. Diluted earnings per share show the dilutive effect of additional common shares issuable under stock options assuming the exercise of stock options less the treasury shares assumed to be purchased from the proceeds using the average market price of UNB Corp.’s stock for the periods presented.

Certain 1999 amounts have been reclassified to conform to the 2000 presentation.

Note 2 — Investment Securities

The amortized cost and estimated fair value of the investment and mortgage-backed securities, available for sale and held to maturity, as presented on the consolidated balance sheet at March 31, 2000, and December 31, 1999, are as follows:

UNB CORP.
Notes to Consolidated Financial Statements (continued)

		March 31, 2000

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

Securities available for sale:

U.S. Treasury securities	$3,000	$—	$(13)	$2,987

Obligations of U.S. government agencies and corporations	23,685	—	(279)	23,406

Securities held to maturity:

Obligations of state and subdivisions	2,525	—	(5)	2,520

Corporate bonds and other debt securities	250	—	—	250

Total debt securities	29,460	—	(297)	29,163

Equity securities available for sale	12,097	1,836	(637)	13,296

Asset-backed securities available for sale	999	—	(29)	970

Total investment securities	42,556	1,836	(963)	43,429

Mortgage-backed securities available for sale	82,250	8	(1,595)	80,663
Mortgage-backed securities held to maturity	547	4	—	551

Total mortgage-backed securities	82,797	12	(1,595)	81,214

Total investment and mortgage-backed securities	$125,353	$1,848	$(2,558)	$124,643

		December 31, 1999

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

Securities available for sale:

U.S. Treasury securities	$4,005	$—	$(10)	$3,995

Obligations of U.S. government agencies and corporations	29,635	4	(195)	29,444

Securities held to maturity:

Obligations of state and subdivisions	1,908	—	(4)	1,904

Corporate bonds and other debt securities	250	—	—	250

Total debt securities	35,798	4	(209)	35,593

Equity securities available for sale	12,326	3,653	(713)	15,266

Asset-backed securities available for sale	999	—	(27)	972

Total investment securities	49,123	3,657	(949)	51,831

Mortgage-backed securities available for sale	82,487	12	(1,245)	81,254
Mortgage-backed securities held to maturity	588	6	—	594

Total mortgage-backed securities	83,075	18	(1,245)	81,848

Total investment and mortgage-backed securities	$132,198	$3,675	$(2,194)	$133,679

UNB CORP.
Notes to Consolidated Financial Statements (continued)

During the three month period ended March 31, 2000 and 1999, the proceeds from sales of securities available for sale were $1,038 and $9,832, respectively. Net gains of $674 and $4,177 were recognized in those sales, respectively. There were no sales or transfers of securities classified as held to maturity.

The amortized cost and estimated fair value of debt securities at March 31, 2000, by contractual maturity, are shown below. Actual maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	March 31, 2000
		Estimated	Weighted
	Amortized	Fair	Average
	Cost	Value	Yield

Securities available for sale:

U.S. Treasuries
Due in one year or less	$2,002	$2,000	5.49%

Due after one year through five years	998	987	5.25

Total	3,000	2,987	5.41%

U.S. Government agencies and corporations
Due in one year or less	13,204	13,044	5.85%
Due after one year through five years	10,481	10,362	6.38

Total	23,685	23,406	6.08%

	$26,685	$26,393	6.01%

Securities held to maturity:

Obligations of state and political subdivisions

Due in one year or less	$1,782	$1,780	4.21%

Due after one year through five years	743	740	5.21

Total	2,525	2,520	4.21%

Corp bonds and other debt securities
Due after one year through five years	250	250	8.00

Total	250	250	8.00%

	$2,775	2,770	4.55%

Asset-backed securities available for sale	$999	$970	7.00%

Mortgage-backed and collateralized mortgage obligations available for sale	$82,250	$80,663	6.50%

Mortgage-backed and collateralized mortgage obligations held to maturity	547	551	7.82

	$82,797	$81,214	6.51%

At March 31, 2000, there were no holdings of securities of any one issuer, other than the U.S. government and its agencies and corporations, with an aggregate book value in excess of 10% of shareholders’ equity. Investments with a carrying value of approximately $112,955 at March 31, 2000 were pledged to secure public funds and other obligations.

UNB CORP.
Notes to Consolidated Financial Statements (continued)

Note 3 — Loans

Total loans as presented on the balance sheet are comprised of the following classifications:

	March 31, 2000	December 31, 1999

Commercial, financial and agricultural	$106,924	$97,787

Commercial real estate	102,238	100,205

Aircraft	130,309	115,301

Residential real estate	240,953	235,345

Consumer	230,057	226,182

Total loans	$810,481	$774,820

Impaired loans are as follows:

	March 31, 2000	December 31, 1999

Loans with no allowance for loan losses allocated	$1,421	$282

Loans with allowance for loan losses allocated	327	669

Amount of allowance allocated	646	665

Average of impaired loans, year-to-date	$1,174	$759

Interest income recognized during impairment	28	67

Cash-basis interest income recognized year-to-date	20	67

At March 31, 2000 and December 31, 1999, loans on non-accrual status and/or past due 90 days or more approximated $1,700 and $1,989, respectively. The Other Real Estate Owned balance, net of allowance, was $455 and $325 at March 31, 2000 and December 31, 1999, respectively.

Note 4 — Allowance for Loan Losses

A summary of activity in the allowance for loan losses for the three months ended March 31, 2000, and March 31, 1999, are as follows:

	2000	1999
Balance — January 1	$13,174	$11,172

Provision charged to operating expense	115	730

Loans charged off	(734)	(369)

Recoveries on loans previously charged off	196	223

Balance — March 31	$12,751	$11,756

Note 5 — Concentrations of Credit Risk and Financial Instruments With Off-Balance Sheet Risk

The Corporation offers commercial, residential mortgage and consumer credit products to customers within Stark and its contiguous counties with the exception of the Aircraft Finance Group which serves a national market. The Corporation maintains a diversified loan portfolio, with commercial loans and leases, commercial real estate loans, aircraft loans, residential mortgage loans and

UNB CORP.
Notes to Consolidated Financial Statements(continued)

consumer loans comprising 13.2%, 12.6%, 16.1%, 29.7% and 28.4%, respectively, at March 31, 2000. Residential mortgages, automobile, recreational vehicle and boat loans were the four largest concentrations in the loan portfolio by loan type. Indirect loans accounted for 60.6% of all consumer loans and 17.2% of total loans at March 31, 2000. The dealer network from which indirect loans were purchased includes 88 relationships thus far in 2000, the largest of which was responsible for 5.7% of the total indirect dollar volume for the first quarter of 2000.

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

The Corporation is a party to financial instruments with off-balance sheet risk. These instruments are required in the normal course of business to meet the financial needs of its customers. The contract or notional amounts of these instruments are not included in the consolidated financial statements. At March 31, 2000, the contract or notional amounts of these instruments, which primarily include commitments to extend credit, standby letters of credit and financial guarantees, and interest rate swaps totaled $240,766.

At March 31, 2000, the Corporation held two interest rate swap agreements with notional amounts of $900 and $14,700. The notional amount of an interest rate swap does not represent an amount exchanged by the parties and is not a measure of the Corporation’s exposure through its use of derivatives. The amounts exchanged are determined by reference to the notional amount and the other terms of the interest rate swap. The following table summarizes the terms of each of the swaps in effect:

	Swap #1	Swap #2

Notional amount	$900	$14,693

Final expiration	November 20, 2000	June 18, 2003

Variable rate in effect, March 31, 2000	6.11%	6.19%

Fixed rate	2.88%	5.86%

Market value, March 31, 2000	$15	$383

Variable interest payments received are based on the three month LIBOR rate which is adjusted on a quarterly basis. The net income from these agreements for the three month period ended March 31, 2000 was $20. For the three month period ended March 31, 1999, net expense of $17 was recorded. Under the terms of these contracts, future changes in LIBOR will affect the payments received, the income or expense generated by each swap and their market value.

Note 6 — Long Term Debt

Long term debt consists of Federal Home Loan Bank borrowings, two line of credit borrowing arrangements and a capital lease. The majority of long-term debt at March 31, 2000 is comprised of advances from the Federal Home Loan Bank (FHLB) of Cincinnati. Pursuant to collateral agreements with the FHLB, advances are secured by all FHLB stock and qualifying first mortgage loans.

At March 31, 2000, FHLB advances outstanding are comprised of the following:

	UNB CORP.
Notes to Consolidated Financial Statements (continued)
Maturity	Interest Rate	Amount

2000	6.00%-7.32%	$3,339

2001	6.10%-7.32%	4,524

2002	5.95%-7.32%	31,159

2003	6.25%-7.32%	1,235

2004	6.28%-7.32%	660

2005	7.32%	47

Total		$40,964

Based on the Bank’s investment in FHLB stock, the maximum dollar amount of FHLB advance borrowings available to the Bank is $157,704.

The Corporation has maximum borrowing arrangements of $15 million with a national financial institution consisting of two lines of credit. The total outstanding balance at March 31, 2000 was $9,500. United Banc Financial Services, Inc. (UBFS)arranged a $5 million line of credit to partially pay off its line of credit with United National Bank and Trust Co. and fund future loan growth. The interest on each draw is variable and is priced off one of several indexes plus a spread, at the option of UBFS. The loan agreement calls for quarterly interest payments and is secured by a first security agreement on UBFS receivables, pledged equity securities held by the Parent Company of UNB Corp., the unconditional guarantee of UNB Corp., and an intercreditor agreement with United National Bank and Trust Co. The outstanding balance on this facility consists of the following draws:

Interest Rate	Amount

6.96%	$3,500

7.18	1,000

7.35	500

The Parent Company of UNB Corp. arranged an unsecured $10 million line of credit for liquidity purposes and to facilitate additional investment in subsidiaries. At March 31, 2000, the outstanding balance was $4,500 with an interest rate of 6.92%. The interest on each draw is variable, is paid at least quarterly and is priced off one of several indexes plus a spread, at the option of UNB Corp.

In 1997, the Bank entered into a capital lease to finance the acquisition of computer hardware and related software with an original amount of $252. The lease terms call for sixty monthly payments of approximately $5 with the last payment due in March, 2002. The balance outstanding at March 31, 2000 was $106.

Note 7 — Derivative Instruments and Hedging Activities

The Financial Accounting Standards Board’s Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities” (FAS 133)is effective for all fiscal years beginning July 1, 2000 or later. All derivative instruments will be recorded at their fair values. If the derivative instruments are designated as hedges of fair values, both the change in the fair value of the hedge and the hedged item will be included in current earnings. Fair value adjustments related to cash flow hedges will be recorded in other comprehensive income and reclassified to earnings when the hedged transaction is reflected in earnings. Ineffective portions of hedges are reflected in income currently.

UNB Corp. holds derivative instruments in the form of interest rate swaps hedging fixed rate mortgage loans (see Note 5). Management expects these interest rate swaps to be recorded at fair value on the financial statements of the Corporation at adoption of FAS 133.

UNB CORP.
Management’s Discussion and Analysis of Financial Condition
and Results of Operations

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

INTRODUCTION

The following areas of discussion pertain to the consolidated financial statements of UNB Corp. at March 31, 2000, compared to December 31, 1999, and the results of operations for the quarter ending March 31, 2000, compared to the same period in 1999. It is the intent of this discussion to provide the reader with a more thorough understanding of the consolidated financial statements and supporting schedules, and should be read in conjunction with those consolidated financial statements and schedules.

UNB Corp. is not aware of any trends, events, or uncertainties that might have a material effect on the soundness of operations; neither is UNB Corp. aware of any proposed recommendations by regulatory authorities which would have a similar effect if implemented.

FINANCIAL CONDITION

Total assets at March 31, 2000 were $990,687, an increase of $20,158, or 2.1%, from year-end 1999. Total earning assets at March 31, 2000 of $947,018 increased from year-end 1999 by $37,282, or 4.1%. The ratio of earning assets to total assets also increased from 93.7% at December 31, 1999 to 95.6% at March 31, 2000. Highly liquid balances, comprised of cash and cash equivalents, federal funds sold and interest bearing deposits with banks, decreased by $6,956, or 14.2%, from year-end 1999. The reduction in highly liquid balances and the increase in earning assets are partially the result of a change in asset mix from cash to federal funds purchased, due to a conversion of cash balances held at 1999 year-end for Year 2000 liquidity contingencies back into interest bearing assets.

INVESTMENTS

Balances in the investment and mortgage-backed securities portfolios declined from 1999 year-end balances by $9,033, or 6.8%. The reduction was due to the maturity of U.S. Government and Agency securities invested in fairly short term maturities which were available for sale as potential liquidity sources at year-end for Year 2000 considerations. Net reductions in these securities were used to partially fund the growth in outstanding loans during the quarter. Cash flows from mortgage-backed securities were reinvested in like securities eligible as collateral to pledge against borrowings with a corresponding increase in yield as market rates increased. Proceeds from the sale of equity securities in the Corporation’s Parent Company during the first quarter of 2000 were used in the Corporation’s stock buy back program and other Corporate liquidity needs.

LOANS

      For the first quarter of 2000, total loans grew by $35,661, or 4.6%. Aircraft lending experience the most significant growth of all loan categories thus far in 2000, with increased outstanding balances of $15,008, or 13.0%, from 1999 year-end levels. This growth was the result of renewed calling and sales efforts in the central U.S. market as well as reductions in payoffs due to the rising rate environment. Growth is expected to slow in the second quarter of the year due to rising interest rates dampening demand as well as competitive pricing pressures and an inventory shortage of good collateral in the loan size of the Bank’s target market. Many of the loans originated after the business was purchased in June, 1998 were blended rate products which will begin repricing to prime rate loans in the second and third quarter of this year, possibly increasing loan payoffs. Management expects this portfolio to continue to grow with outstanding

UNB CORP.
Management’s Discussion and Analysis of Financial Condition
and Results of Operations (continued)

balances by year-end 2000 budgeted to be in excess of $150 million.

The commercial lending area experienced growth of $9,137, or 9.34%, from year-end 1999 levels, with the increase the result of expansion of existing borrower relationships, especially increased line of credit usage. Commercial real estate balances increased by $2,034, or 2.0%, from year-end balances with growth and refinancing opportunities being somewhat curtailed by rising market rates.

Residential real estate balances increased by $5,608, or 2.4%, for the first quarter of 2000. This increase was the result of increased seasonal activity in the residential construction market and the impact of rising market rates. Increasing rates have slowed the volume of payoffs and refinancings in the existing portfolio as well as changed borrowers’ new loan preference from fixed rate products which are usually sold by the Bank in the secondary market to a three year ARM product which the Bank retains in portfolio due to its interest rate risk advantages.

Consumer loans increased by $3,875, or 1.7%, from year-end 1999, with the majority of the increase, $3,493, in the home equity product which was promoted during the quarter with three month teaser rates tiered to the amount borrowed. Direct and indirect installment lending remained flat from year-end 1999 due to the Bank exiting the indirect boat and recreational vehicle markets to focus on indirect automobile volumes. Loan activity has been concentrated in high-end used automobiles, as new automobile financing has been dominated by leasing and manufacturer’s financing alternatives.

Management’s loan growth target for 2000 is approximately 11.5% over year-end 1999 balances, focusing on the aircraft and consumer portfolios, specifically the direct consumer and home equity products. In all segments of the loan portfolio, growth with high credit quality and acceptable yields will be stressed, while exposure to interest rate risk will be limited.

LIABILITIES

Total liabilities increased by $21,724 or 2.4%, from year-end 1999 levels. Deposits, the main component of liabilities, increased by $28,721, or 3.8%, from December 31, 1999. The following table shows deposit composition and change in deposit mix between the periods ended March 31, 2000 and December 31, 1999:

	March 31, 2000	December 31, 1999

Non-interest bearing checking	$94,797	$90,790

Interest bearing checking	75,622	77,555

Savings	242,291	217,304

Certificates of deposit and other time	380,245	378,585

Total deposits	$792,955	$764,234

The category with the most significant change is savings deposits which include the Money Market Access product in which balances grew by $26 million, or 20.4%, from December 31, 1999. Certificates of deposit generated through the branch network increased by $6,822, more than offsetting the maturity of $4,990 in brokered certificates. Federal funds purchased and short-term borrowings declined by $2,197 from December 31, 1999 due to the reduction of Y2K cash balances which they were used to fund. Federal Home Loan Bank advances and bank borrowings decreased by $3,762 or 6.9%, primarily due to maturing advances. These were partially offset by increased bank line of credit borrowings which were used to fund loan growth in United Banc Financial Services, Inc. and to fund the purchase of additional treasury stock by UNB Corp.’s parent company.

UNB CORP.
Management’s Discussion and Analysis of Financial Condition
and Results of Operations (continued)

CAPITAL RESOURCES

Total shareholders’ equity at March 31, 2000 was $69,108, an decrease of $1,566, or 2.2%, from year-end 1999. The reductions in shareholders’ equity were the result of $1,281 in cash dividends paid and an increase in treasury stock of $2,558. Shareholders’ equity also decreased due to the elimination of unrealized gains and the recognition of unrealized losses, net of deferred tax, on available for sale securities of $1,422. This reduction was due in part to the impact of rising interest rates on the market values of fixed rate investment securities as well as the sale of equity securities with significant market appreciation. These were partially offset by year-to-date net income of $3,695.

During the first quarter of 2000, the Corporation completed the repurchase of 8 percent of outstanding stock approved under the Board of Directors’ August, 1994 repurchase authorization. On April 24, 2000 the Board authorized the Corporation to repurchase up to an additional 5 percent of its outstanding common stock reinforcing its commitment to enhancing shareholder value and its belief that the stock repurchase program is an excellent use of the Corporation’s cash flow. The Board had also previously authorized up to an additional $5 million in treasury stock to be held temporarily for use in funding various plans of the Corporation which require stock issuance. These plans include the UNB Corp. Dividend Reinvestment Plan reinstated in the third quarter of 1999 and internal benefit plans of the Corporation which include the UNB Corp. Employee Stock Purchase Payroll Deduction Plan, the 401-K plan, and the stock option plans of 1987 and 1997.

UNB Corp.’s capital ratios at March 31, 2000 and December 31, 1999 along with the ratios required for the Corporation to be adequately and well capitalized under regulatory guidelines are as follows:

			Minimum regula-
			tory requirements
	March 31,	December 31,	for adequately/
	2000	1999	well capitalized

Total capital to risk weighted assets	9.86%	10.38%	8.0%/10.0%

Tier 1 capital to risk weighted assets	8.53%	8.94%	4.0%/ 6.0%

Total capital to average assets	6.84%	7.02%	4.0%/ 5.0%

All ratios at March 31, 2000 exceed the required ratios for an adequately capitalized financial institution. At December 31, 1999 all ratios exceeded the requirements for a well capitalized financial institution. The ratio of equity-to-assets at March 31, 2000 was 6.98% versus 7.28% at December 31, 1999.

The dividend of $0.12 per share for the first quarter of 2000 was a 20.0% increase over the dividend paid in the first quarter of 1999. Cash dividends paid in the first quarter represent 34.7% of net income for the quarter.

RESULTS OF OPERATIONS

UNB Corp.’s first quarter 2000 net income was $3,695 or $0.34 per diluted share, compared with $4,522, or $0.40 per diluted share for the first quarter of 1999. This represents a decrease in earnings of 18.3% and a decrease in diluted earnings per share of 15.0%. The significant factors affecting net income and earnings per share between the two periods were the respective pre-tax gains of

UNB CORP.
Management’s Discussion and Analysis of Financial Condition
and Results of Operations (continued)

$674 and $4,177 for the first quarter of 2000 and 1999 recognized on the sale of equity securities from the marketable equities security portfolio of UNB Corp.’s Parent Company. Operating earnings for the two periods, excluding the after-tax effect of these transactions and related expenses taken in anticipation of the gains, were $3,258 and $2,955 for the first quarter of 2000 and 1999, respectively, an increase of $303, or 10.2%.

Return on average assets and return on average equity for the first quarter of 2000 were 1.52% and 20.84%, respectively, compared to 2.12% and 25.49%, respectively, for the first quarter of 1999. Adjusted for the impact of the net securities gains in both periods, return on average assets was 1.34% for the first quarter of 2000 versus 1.37% for the first quarter of 1999. Return on average equity was 18.3% for the first quarter of 2000 compared to 16.4% for the first quarter of 1999.

NET INTEREST INCOME

Net interest income is the Corporation’s most significant source of earnings and is the difference between interest income and related loan fees earned on interest earning assets and interest expense incurred on interest bearing liabilities. For this discussion, net interest income is presented on a fully-taxable equivalent (FTE) basis. Interest on tax exempt securities and loans is restated on a fully taxable basis using the tax rate of 35% adjusted for non-deductible interest expense incurred in the acquisition of tax free assets.

For the first quarter of 2000, net interest income was $9,281, an increase of $404, or 4.6%, over the same period in 1999. Interest income for the first quarter of 2000 increased by $2,923, or 18.2%, over the same period while interest expense increased by $2,519, or 35.2%, for the same periods. The growth in net interest income was primarily the result of growth in average earning assets of $108,569, or 13.2%, from March, 1999 to March, 2000.

NET INTEREST MARGIN

The net interest margin is net interest income (FTE) divided by average earning assets. For the first quarter of 2000, net interest margin was 4.01%, a reduction of 36 basis points from the same period in 1999. Yields on earning assets increased by 31 basis points, while the cost of interest bearing liabilities increased by 66 basis points. Asset yields were significantly impacted by rising market rates including the increase in prime rate of 125 basis points between the second quarter of 1999 and the end of the first quarter of 2000 and by changes in loan mix from consumer installment and residential mortgages to the relatively higher yielding aircraft and commercial loans. The cost of interest bearing liabilities were impacted by the increasing cost of the Money Market Access account which is tied to the three month Treasury rate, by the impact of increasing market rates on the cost of short-term liabilities and the use of more costly bank borrowings to purchase treasury stock, thus replacing interest free equity with interest bearing debt in the funding of earning assets.

OTHER INCOME

Other income for the quarter ended March 31, 2000 was $3,392, a decrease of 51.1% from the first quarter of 1999. Excluding security gains on marketable equity securities of $674 and $4,177 for the first quarter of 2000 and 1999 respectively, other income for the first quarter 2000 declined from the same period in 1999 by $41.

The Trust Department recorded earnings for the quarter of $1,325, an increase of $226, or 20.6%, from the same period in 1999. This was accomplished through an increase in assets managed from March 31, 1999 to March 31, 2000 of 23.8%. Gains on loans sold in the secondary market declined to $22, or $269, from the first

UNB CORP.
Management’s Discussion and Analysis of Financial Condition
and Results of Operations (continued)

quarter of 1999 due to rising interest rates limiting the volume of fixed rate mortgage loans available for sale. Service charges on deposits and other operating income remained fairly constant between the two periods. Within other operating income, merchant service fees increased by 39.0% while income from the sales of financial products and planning services declined by 63.8% as the new in-house operation, United Bank Financial Advisors, initiated operations in fourth quarter of 1999.

OTHER EXPENSES

Other expenses were $6,926 for the quarter, a decrease of $1,287, or 15.7%, from the same period in 1999. For the first quarter, salary, wages and benefits declined by $250, or 7.0%. Increases due to annual merit increases for 2000 along with several additions to staff were more than offset by reductions in pension, incentive compensation accruals needed for the ROE incentive model payout and reduced employer contributions to the 401K plan.

First quarter occupancy expenses decreased by 1.2% from the same quarter in 1999 due the June, 1999 closing of the Manchester branch, for which the lease buyout was recognized in the first quarter of 1999.

Equipment expenses increased by 8.9% for the first quarter, compared to the same period in 1999. These increases were the result of increased maintenance costs on the Corporation’s mainframe and personal computer networks, expenses related to the several branch transformations into more customer friendly sales environments and increased costs of outside computer software services.

Other operating expenses for the first quarter were reduced by $1,287, or 33.7%, from the same period in 1999. In the first quarter of 1999 the gain on the sale of equity securities afforded the Corporation the opportunity to take advantage of one time expenditures in the areas of Year 2000 compliance, donations, consulting, sales training for retail personnel and other efficiency and productivity enhancements of approximately $1,400. Excluding these items, first quarter 2000 other operating expense was above the same quarter in 1999 by $286 due to increases in franchise taxes and loan related expenses.

During the quarter, the Bank continued in its efforts to resolve the legal proceedings and dispose of the environmentally contaminated seven and one half acre parcel of real estate acquired through foreclosure. The property is located in the northwest quadrant of Stark County. Unsuccessful attempts have been made to contact the State of Ohio Bureau of Underground Storage Tanks (BUSTER) as well as the large national petroleum company which owned the facility at the time it was taken out of service and which is responsible for the contamination cleanup to obtain an engineering status report on the condition and remediation of the contaminated ground. Three parties have expressed interest in the property, however, serious negotiations have not yet occurred. Estimated cleanup costs, should they become the responsibility of United Bank, are not material to the business or financial condition of the Bank and have been set up as an allowance against the property’s value on the Corporation’s consolidated balance sheet.

ALLOWANCE FOR LOAN LOSSES

The provision for loan losses for the first quarter of 2000 was $115, a decrease of $615, or 84.2%, from the same period in 1999. At March 31, 2000, the allowance for loan losses as a percentage of loans outstanding was 1.57% compared to 1.70% at December 31, 1999. The reduction was due to management’s assessment of the loan loss allowance and 1999 loss experience based on the ratio of net charge-offs to average loans which was at its lowest levels in the last ten years at 0.06%.

UNB CORP.
Management’s Discussion and Analysis of Financial Condition
and Results of Operations (continued)

This is due to improved underwriting standards and collection efforts in 1999. In addition, concerns about a lack of historical loss experience in the relatively new aircraft portfolio have proved unfounded so far, as both regulatory and ongoing internal examinations of the portfolio have not uncovered any significant problems. Management also feels the elimination of concerns for Year 2000’s impact on loan delinquencies and losses in the commercial and commercial real estate portfolio has justified the reduction in the provision and resulting reduction in allowance. Management continues to review the amounts of provision for loan losses charged to earnings on a regular basis, based on its evaluation of the loan portfolio’s credit quality, the adequacy of the allowance for loan losses under current economic conditions and current and anticipated loan growth.

Net charge-off for the first quarter of 2000 was 0.07% as compared to 0.02% for the same period in 1999. This increase was the result of increased seasonal charge-offs in the indirect boat and recreational vehicle experienced during the colder months of the year. A detailed analysis of the allowance for loan losses for the first quarter of 2000 as compared to the same period in 1999 is as follows:

	2000	1999

Balance at January 1,	$13,174	$11,172

Charge-Offs (Domestic):

Commercial, Financial, Agricultural	234	—

Real Estate — Commercial	—	—

Real Estate — Residential	—	—

Aircraft	—	—

Consumer Loans	500	369

Total Charge-Offs	734	369

Recoveries (Domestic):

Commercial, Financial, Agricultural	18	17

Real Estate — Commercial	—	—

Real Estate — Residential	—	—

Aircraft	—	—

Consumer Loans	178	206

Total Recoveries	196	223

Net Charge-Offs	538	146

Provision for loan losses	115	730

Balance at March 31,	$12,751	$11,756

Ratio of net charge-offs during this quarter to average loans outstanding this quarter	0.07%	0.02%

Allowance as a percentage of total loans	1.57%	1.73%

The allowance for loan losses is allocated among the major loan categories based on historical loss factors as well as the level and trends in delinquencies, chargeoffs and recoveries. The following table sets forth the Corporation’s allocation of the allowance for loan losses as of March 31, 2000 and December 31, 1999:

UNB CORP.
Management's Discussion and Analysis of Financial Condition
and Results of Operations (continued)

	March 31, 2000	December 31,1999

Commercial	$4,173	$5,798

Commercial real estate	1,452	1,795

Aircraft	1,547	1,020

Residential real estate	212	206

Consumer	2,089	2,859

Unallocated	3,278	1,496

Total	$12,751	$13,174

ASSET QUALITY

At March 31, 2000, impaired loans were $1,421, an increase of $1,139 from December 31, 1999. The amount of allowance allocated to impaired loans has declined slightly from $665 at December 31, 1999 to $646 at March 31, 2000 due to the increased levels of collateralization on impaired loans between the two periods. Nonperforming assets, which include non-accrual loans, accruing loans past due 90 days or more, restructured loans and other real estate owned were $2,476 at March 31, 2000 compared to $2,337 at December 31, 1999, an increase of $139, or 5.9%. The following table presents the amounts of nonperforming assets and pertinent ratios as of the dates indicated:

	March 31,	December 31,	March 31,
	2000	1999	1999

Non-accrual loans	$1,613	$1,636	$1,533

Accruing loans past due 90 days or more	87	353	133

Restructured loans	321	23	295

Other real estate owned	455	325	325

Total nonperforming assets	$2,476	$2,337	$2,286

Total nonperforming assets as a percentage of total loans and other real estate owned	0.31%	0.30%	0.34%

The ratio of nonperforming loans to total loans outstanding at March 31, 2000 of 0.25%, a one basis point decline from year-end 1999, compares favorably to the ratio for the Corporation’s peers, all bank holding companies with consolidated assets between $500 million and $1 billion, which stands at 0.65% at December 31, 1999, the most current data available.

LIQUIDITY

Management ensures that the liquidity position of the Corporation is adequate to meet the credit needs and cash demands of its borrowers and depositors as well as maintain reserve requirements. This is accomplished through the Corporation’s ability to readily convert assets to cash and raise funds in the market place in a timely and cost effective manner. Total cash, federal funds sold, investment and mortgage-backed securities available for sale of $163,169 represent 16.5% of total assets at March 31, 2000. Of the investments available for sale, $26,393 are held in U.S. Treasury and Agency securities, 57.0% of which mature within one year. Approximately $112,955 of total Corporate securities are pledged as collateral to secure public fund deposits, sweep or term repurchase agreements or other obligations. The Corporation’s ability to raise funds in the market place is provided by the Bank’s branch network, in addition

UNB CORP.
Management’s Discussion and Analysis of Financial Condition
and Results of Operations (continued)

to the availability of Federal Home Loan Bank (FHLB) advance borrowings, brokered deposits, Federal funds purchased and securities sold under agreement to repurchase.

The liquidity needs of the Parent Company, primarily cash dividends, treasury stock purchases and vendor and tax payments, are met through cash, investments in the Parent Company, dividends from the Bank and borrowings from a third party financial institution.

FORWARD LOOKING STATEMENTS

Certain statements contained in this report that are not historical facts are forward looking statements that are subject to certain risks and uncertainties. When used herein, the terms “anticipates,” “plans,” “expects,” “believes,” and similar expressions as they relate to UNB Corp. or its management are intended to identify such forward looking statements. UNB Corp.’s actual results, performance or achievements may materially differ from those expressed or implied in the forward looking statements. Risks and uncertainties that could cause or contribute to such material differences include, but are not limited to, general economic conditions, interest rate environment, competitive conditions in the financial services industry, changes in law, governmental policies and regulations, and rapidly changing technology affecting financial services.

UNB CORP.
Quantitative and Qualitative Disclosures About Market Risk

Item 3. Quantitative and Qualitative Disclosures About Market Risk

MARKET RISK

      The Corporation’s primary market risk exposure is interest rate risk, which is defined as the potential loss of income or capital as a result of changes in interest rates. The differences in the cash flows and repricing characteristics that occur in various assets and liabilities that are available in the banking industry means that some level of interest rate risk will always be present, but the Corporation has the responsibility to manage that risk to minimize the negative impact on both the earnings and capital. Evaluating the Corporation’s exposure to changes in interest rates includes assessing both the management process used to control interest rate risk and the calculated level of risk. The Corporation maintains the appropriate policies, procedures, management information systems and internal controls as required by the Joint Agency Policy Statement on Risk. The Asset and Liability Management Committee meets regularly to monitor the Corporation’s exposure to interest rate risk and to assess strategies to manage that risk.

      The Corporation uses a number of methods to calculate and measure interest rate risk. The asset/liability gap compares the dollar amounts of assets and liabilities that will mature or reprice in a given time period to determine the level and direction of interest rate sensitivity. The Corporation is considered asset sensitive if more assets than liabilities mature or reprice in the specified time frame and liability sensitive if more liabilities than assets mature or reprice in that same period. Asset sensitivity, or a positive gap, indicates that the Corporation’s exposure is to falling rates, since more assets than liabilities could reprice or require reinvestment at lower interest rates. Liability sensitivity, or a negative gap, means that the Corporation’s exposure is to rising rates since more liabilities than assets could reprice at higher rates.

      The Corporation makes a number of assumptions when calculating its gap position. The most significant assumption is the assignment of deposit balances without a stated maturity date to specific time frames. Since these deposits are subject to withdrawal on demand, and have rates that can be changed at any time, they could be considered immediately repriceable and assigned to the shortest maturity, resulting in a significant level of liability sensitivity. However, actual practice indicates that balances are withdrawn and replaced over a much longer time frame, and rates are modified less frequently and in smaller increments than changes which occur in financial market rates. To compensate for these extremes, the Corporation uses multiple deposit distribution assumptions to provide a range of interest rate risk measurements that it uses as a guide for managing various assets and liabilities. As of March 31, the Corporation’s modified twelve month cumulative gap was at -5.40% compared to -7.42% in the previous period, indicating a moderately liability sensitive position.

      One of the shortcomings of the gap analysis is that the use of a static balance sheet results in a measure of interest rate risk at one specific point in time. Simulation analysis provides a more dynamic interpretation of the impact of rates on the Corporation’s forecasted income and net present value of assets, liabilities and capital. The Corporation makes certain assumptions regarding the level of interest rates, prepayments on assets with imbedded options including loans and asset backed securities, and the behavior of deposits without contractual maturity dates. These assumptions, in addition to actual rates and maturity and repricing dates on loans, investments and deposits, are incorporated into a computer model which calculates forecasted net income and discounts the projected cash flows of rate sensitive

UNB CORP.
Quantitative and Qualitative Disclosures About Market Risk (continued)

assets and liabilities to determine the present value of the Corporation’s capital. The model then applies a predetermined immediate parallel increase or decrease in the level of interest rates to forecast the impact on both net interest income and capital one year forward. While this methodology provides a more comprehensive appraisal of interest rate risk, it is not necessarily indicative of actual or expected financial performance. Changes in interest rates that affect the entire yield curve equally at a single point in time are not typical. The residential mortgage prepayment assumptions are based on industry medians and could differ from the Corporation’s actual results due to non-financial prepayment incentives and other local factors. The behavior of depositors is based on an analysis of historical changes in balances and might not fully reflect current attitudes toward other investment alternatives. Moreover, the model does not include any interim changes in strategy the Corporation might instate in response to shifts in interest rates.

Interest rate risk can be managed by using a variety of techniques, including selling existing assets or repaying liabilities, pricing loans and deposits to attract preferred maturities and developing alternative sources of funding or structuring new products to hedge existing exposures. In addition to these balance sheet strategies, the Corporation can also use derivative financial instruments such as interest rate swaps, caps, and floors to minimize the potential impact of adverse changes in interest rates.

The Corporation has two pay-fixed amortizing interest rate swaps executed as hedges against fixed rate mortgages held in the portfolio, one initiated in 1993 and the other in 1998. The net cash flows and market values of the swaps move inversely with those of the fixed rate loans in the portfolio, which reduces the Corporation’s exposure to changing interest rates. If rates rise, the Corporation receives net cash flows from the swaps which compensates for the opportunity loss of holding an asset with a below market yield. Alternatively, the increase in the market value of the swaps would balance the loss on the mortgage loans if the loans were sold. If rates fall, the net cash flows given up are offset by the increased value of assets with an above market yield. The gain that would be realized on the sale of the loans would counteract the loss on the termination of the interest rate swaps. At the end of March, the swaps had a combined net gain of $398 on outstanding notional principal of $15,592.

UNB CORP.
PART II — OTHER INFORMATION

Item 1 — Legal Proceedings

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

Item 2 — Changes in Securities and Use of Proceeds

Not applicable.

Item 3 — Defaults Upon Senior Securities

Not applicable.

Item 4 — Submission of Matters to a Vote of Security Holders

UNB Corp. held its Annual Meeting of Shareholders on April 18, 2000, for the purpose of electing five directors and to transact such other business as would properly come before the meeting. Results of shareholder voting on these individuals were as follows:

	Election of Directors

	Louis V.	Harold M.	Russell W.
	Bockius III	Kolenbrander	Maier

For	8,533,578	8,595,093	8,509,337

Against	106,845	45,330	131,086

Abstain	200,789	200,789	200,789

Shares not voted by brokers	660,094	660,094	660,094

	Abner A.	Robert J.
	Yoder	Gasser

For	8,594,700	8,535,214

Against	45,722	105,209

Abstain	200,789	200,789

Shares not voted by brokers	660,094	660,094

Item 5 — Other Information

      On April 24, 2000, UNB Corp. announced the appointment of Roger L. Mann to chairman of the board of directors and the reappointment of E. Lang D’Atri to vice chairman of the board of directors. Mann, 58, has served as president and chief executive officer of UNB Corp. since 1997 and will continue in those capacities with the additional responsibility of chairman. He succeeds Chairman Donald W. Schneider, who will retire from the board on May 8. D’Atri, 61, is an attorney and principal of Zollinger, D’Atri, Gruber, Thomas & Co. He

UNB CORP.
PART II — OTHER INFORMATION (continued)

has served on UNB Corp.’s board since 1978 and as vice chairman of the board of directors since 1998.

Item 6 — Exhibits and Reports on Form 8-K

A.	Exhibit
	Number	Exhibit

	27.200	Financial Data Schedule for the three months ended March 31, 2000 (1)

	27.199	Financial Data Schedule for the three months ended March 31, 1999 (1)

B.	Reports - Form 8-K - No reports on Form 8-K were filed by the Registrant during the first quarter of 2000.

(1)	Filed only in electronic format pursuant to Item 601(b)(27) of Regulation S-K.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UNB CORP.

(Registrant)

Date	May 12, 2000	/s/ James J. Pennetti

James J. Pennetti

(Duly authorized officer and

Treasurer, UNB Corp.)