Form 10-Q
period 2000-06-30
UNB CORP/OH
filed 2000-08-11
CIK 746481

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2000

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

Yes    X          No ____

      Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date.

Common Stock, $1.00 Stated Value	Outstanding at July 31, 2000 10,458,006 Common Shares

UNB CORP.

FORM 10-Q

QUARTER ENDED JUNE 30, 2000

Part I — Financial Information

Item 1 — Financial Statements

Interim financial information required by Rule 10-01 of Regulation S-X (17 CFR Part 210) is included in this Form 10Q as referenced below:

Page
Number(s)

Consolidated Balance Sheets	1

Consolidated Statements of Income	2

Consolidated Statements of Comprehensive Income	3

Condensed Consolidated Statements of Changes in Shareholders’ Equity	4

Consolidated Statements of Cash Flows	5

Notes to the Consolidated Financial Statements	6-12

Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations	13-20

Item 3 — Quantitative and Qualitative Disclosures About Market Risk	21-22

Part II — Other Information

Item 1 — Legal Proceedings	23

Item 2 — Changes in Securities	23

Item 3 — Defaults Upon Senior Securities	23

Item 4 — Submission of Matters to a Vote of Security Holders	23

Item 5 — Other Information	23-24

Item 6 — Exhibits and Reports on Form 8-K	24

Signatures	24

UNB CORP.
CONSOLIDATED BALANCE SHEETS

(In thousands except per share data)	June 30,	December 31,
	2000	1999

ASSETS

Cash and cash equivalents	$31,181	$48,354

Federal funds sold	3,000	0

Interest bearing deposits with banks	1,062	568

Securities, net (Fair value:

$44,323 and $51,831, respectively)	44,315	51,835

Mortgage-backed securities (Fair value:

$81,825 and $81,848, respectively)	81,821	81,842

Loans originated and held for sale	717	671

Loans:

Total loans	835,526	774,820

Less allowance for loan losses	(12,720)	(13,174)

Net loans	822,806	761,646

Premises and equipment, net	11,053	10,657

Intangible assets	2,863	3,336

Accrued interest receivable and other assets	13,172	11,620

Total Assets	$1,011,990	$970,529

LIABILITIES

Deposits:

Noninterest bearing deposits	$99,493	$90,790

Interest bearing deposits	711,404	673,444

Total deposits	810,897	764,234

Short-term borrowings	71,598	74,107

Long-term debt	52,060	54,332

Accrued taxes, expenses and other liabilities	6,651	7,182

Total Liabilities	941,206	899,855

SHAREHOLDERS’ EQUITY

Common stock ($1.00 stated value, 50,000,000 shares authorized; 11,646,293 and 11,646,310 issued, respectively)	11,646	11,646

Paid-in capital	29,007	29,008

Retained earnings	51,906	47,011

Treasury stock, 1,163,385 and 894,081 shares at cost	(21,425)	(17,952)

Accumulated other comprehensive income	(350)	961

Total Shareholders’ Equity	70,784	70,674

Total Liabilities and Shareholders’ Equity	$1,011,990	$970,529

See Notes to the Consolidated Financial Statements

UNB CORP.
CONSOLIDATED STATEMENTS OF INCOME

(In thousands except per share data)	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2000	1999	2000	1999

Interest income:

Interest and fees on loans:

Taxable	$17,662	$14,360	$34,396	$28,271

Tax exempt	41	34	71	61

Interest and dividends on investments & mortgage-backed securities:

Taxable	1,930	1,878	3,923	3,842

Tax exempt	30	0	51	0

Interest on bank deposits and federal funds sold	197	181	368	305

Total interest income	19,860	16,453	38,809	32,479

Interest expense:

Interest on deposits	8,652	6,079	16,660	11,943

Interest on short-term borrowings	920	670	1,792	1,348

Interest on FHLB advances	801	602	1,589	1,209

Total interest expense	10,373	7,351	20,041	14,500

Net interest income	9,487	9,102	18,768	17,979

Provision for loan losses	255	558	370	1,288

Net interest income after provision for loan losses	9,232	8,544	18,398	16,691

Other income:

Service charges on deposits	674	688	1,337	1,348

Trust Department income	1,462	1,400	2,787	2,499

Other operating income	893	763	1,601	1,472

Securities gains, net	334	(50)	1,008	4,127
Gains on loans originated for resale and sold	61	140	83	431

Total other income	3,424	2,941	6,816	9,877

Other expenses:

Salary, wages and benefits	3,289	3,283	6,608	6,852

Occupancy	438	441	850	858

Equipment	939	969	1,940	1,888

Other operating expense	2,296	1,661	4,490	4,969

Total other expenses	6,962	6,354	13,888	14,567

Income before income taxes	5,694	5,131	11,326	12,001

Provision for income taxes	1,953	1,804	3,890	4,152

Net income	$3,741	$3,327	$7,436	$7,849

Earnings per share:

Basic	$0.36	$0.31	$0.70	$0.72

Diluted	$0.35	$0.30	$0.70	$0.70

Dividends per share	$0.12	$0.14	$0.24	$0.24

Weighted average shares outstanding:

Basic	10,529,643	10,847,557	10,610,254	10,937,339

Diluted	10,628,373	10,999,219	10,697,360	11,087,862

See Notes to the Consolidated Financial Statements

UNB CORP.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2000	1999	2000	1999

Net Income	$3,741	$3,327	$7,436	$7,849

Other comprehensive income, net of tax Unrealized gains/(losses) on securities:

Unrealized gains/(losses) arising during the period	(594)	(447)	(656)	2,047

Less: Reclassified adjustment for accumulated gains/(losses) included in net income	217	(33)	655	2,683

Unrealized gains/(losses) on securities	(811)	(414)	(1,311)	(636)

Comprehensive income	$2,930	$2,913	$6,125	$7,213

See Notes to the Consolidated Financial Statements

UNB CORP.
Consolidated Statements of Changes in Shareholders’ Equity

(In thousands except per share data)

	Six Months Ended

	6/30/00	6/30/99

Balance at beginning of period	$70,674	$71,702

Net Income	7,436	7,849

Cash dividends $0.24 and $0.24 per share, respectively	(2,542)	(2,614)

Treasury stock purchases	(3,473)	(9,229)

Treasury stock sales	0	828

Change in market value on investment securities available for sale, net of deferred taxes	(1,311)	(636)

Balance at end of period	$70,784	$67,900

See Notes to the Consolidated Financial Statements

UNB CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six months ended
(In thousands)	June 30,
	2000	1999

Cash flows from operating activities:

Net income	$7,436	$7,849

Adjustments to reconcile net income to net cash from operating activities:

Depreciation and amortization	720	737

Provision for loan losses	370	1,288

Net securities gains	(1,008)	(4,127)

Net amortization/(accretion) on securities	(24)	(51)

Amortization of intangible assets	473	499

Loans originated for resale	(4,874)	(21,076)

Proceeds from sale of loan originations	4,911	26,949

Changes in:

Interest receivable	(501)	(169)

Interest payable	40	74

Other assets and liabilities, net	(909)	442

Deferred income	(6)	(3)

Net cash from operating activities	6,628	12,412

Cash flows from investing activities:

Net change in interest bearing deposits with banks	(494)	(26,393)

Net increase in funds sold	(3,000)	(700)

Investment and mortgage-backed securities:

Proceeds from sales of securities available for sale	1,527	9,301

Proceeds from maturities of securities held to maturity	1,125	500

Proceeds from maturities of securities available for sale	33,768	60,701

Purchases of securities held to maturity	(2,715)	(253)

Purchases of securities available for sale	(26,887)	(79,868)

Purchases of mortgage-backed securities available for sale	(9,266)	(29,333)

Principal payments received on mortgage-backed securities held to maturity	79	976

Principal payments received on mortgage-backed securities available for sale	8,924	26,559

Net increase in loans made to customers	(61,613)	(35,022)

Purchases of premises and equipment, net	(1,116)	(398)

Principal payments received under leases	0	23

Net cash from investing activities	(59,668)	(73,907)

Cash flows from financing activities:

Net increase/(decrease) in deposits	46,663	70,394

Cash dividends paid, net of shares issued through dividend reinvestment	(2,542)	(2,614)

Purchase of treasury stock	(3,473)	(9,229)

Sales of treasury stock	0	828

Net increase in short-term borrowings	(2,509)	1,414

Proceeds from FHLB advances	1,200	2,900

Repayments of FHLB advances	(6,946)	(1,525)

Proceeds from bank loans	3,500	0

Repayments on capital lease	(26)	(24)

Net cash from financing activities	35,867	62,144

Net change in cash and cash equivalents	(17,173)	649

Cash and cash equivalents at beginning of year	48,354	28,195

Cash and cash equivalents at end of period	$31,181	$28,844

See Notes to the Consolidated Financial Statements

UNB CORP.
Notes to Consolidated Financial Statements

Note 1 — Summary of Significant Accounting Policies

Unless otherwise indicated, amounts are in thousands, except per share data.

The accompanying consolidated financial statements include the accounts of UNB Corp. and its wholly owned subsidiaries United National Bank & Trust Co., United Banc Financial Services, Inc. and United Insurance Agency Inc. All material intercompany accounts and transactions have been eliminated in consolidation.

These interim financial statements reflect all adjustments of a normal recurring nature which, in the opinion of management, are necessary to present fairly the consolidated financial position of UNB Corp. at June 30, 2000, and its results of operations and cash flows for the periods presented. The accompanying consolidated financial statements do not purport to contain all the necessary financial disclosures required by generally accepted accounting principles that might otherwise be necessary in the circumstances and are not necessarily indicative of the results to be expected for the full year. The Annual Report for UNB Corp. for the year ended December 31, 1999, contains consolidated financial statements and related notes which should be read in conjunction with the accompanying consolidated financial statements.

For consolidated financial statement classification and cash flow reporting purposes, cash and cash equivalents include currency on hand and non-interest bearing deposits with banks. For the six months ended June 30, 2000, and June 30, 1999, UNB Corp. paid interest in the amount of $20,001 and $14,426, respectively. For the same six month period federal income taxes paid totaled $3,260 and $2,785, respectively.

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

Note 2 — Investment Securities

The amortized cost and estimated fair value of the investment and mortgage-backed securities, available for sale and held to maturity, as presented on the consolidated balance sheet at June 30, 2000, and December 31, 1999, are as follows:

UNB CORP.
Notes to Consolidated Financial Statements (continued)

	June 30, 2000

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

Securities available for sale:

U.S. Treasury securities	$999	$—	$(9)	$990

Obligations of U.S. government agencies and corporations	25,848	22	(229)	25,641

Securities held to maturity:

Obligations of state and Municipal subdivisions	3,089	9	(1)	3,097

Corporate bonds and other debt securities	250	—	—	250

Total debt securities	30,186	31	(239)	29,978

Equity securities available for sale	12,212	1,860	(693)	13,379

Asset-backed securities available for sale	999	—	(33)	966

Total investment securities	43,397	1,891	(965)	44,323

Mortgage-backed securities available for sale	82,769	15	(1,472)	81,312

Mortgage-backed securities held to maturity	509	4	—	513

Total mortgage-backed securities	83,278	19	(1,472)	81,825

Total investment and mortgage-backed securities	$126,675	$1,910	$(2,437)	$126,148

	December 31, 1999

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

Securities available for sale:

U.S. Treasury securities	$4,005	$—	$(10)	$3,995

Obligations of U.S. government agencies and corporations	29,635	4	(195)	29,444

Securities held to maturity:

Obligations of state and subdivisions	1,908	—	(4)	1,904

Corporate bonds and other debt securities	250	—	—	250

Total debt securities	35,798	4	(209)	35,593

Equity securities available for sale	12,326	3,653	(713)	15,266

Asset-backed securities available for sale	999	—	(27)	972

Total investment securities	49,123	3,657	(949)	51,831

Mortgage-backed securities available for sale	82,487	12	(1,245)	81,254

Mortgage-backed securities held to maturity	588	6	—	594

Total mortgage-backed securities	83,075	18	(1,245)	81,848

Total investment and mortgage-backed securities	$132,198	$3,675	$(2,194)	$133,679

UNB CORP.
Notes to Consolidated Financial Statements (continued)

During the six month period ended June 30, 2000 and 1999, the proceeds from sales of securities available for sale were $1,527 and $9,301, respectively. Net gains of $1,008 and $4,127 were recognized in those sales, respectively. There were no sales or transfers of securities classified as held to maturity.

The amortized cost and estimated fair value of debt securities at June 30, 2000, by contractual maturity, are shown below. Actual maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	June 30, 2000

		Estimated	Weighted
	Amortized	Fair	Average
	Cost	Value	Yield

Securities available for sale:

U.S. Treasuries Due in one year or less	$999	$990	5.40%

Total	999	990	5.40%

U.S. Government agencies and corporations Due in one year or less	13,670	13,534	5.69%

Due after one year through five years	12,178	12,107	5.34

Total	25,848	25,641	5.53%

	$26,847	$26,631	5.52%

Securities held to maturity:

Obligations of state and political subdivisions Due in one year or less	$2,346	$2,351	4.55%

Due after one year through five years	743	746	5.21

Total	3,089	3,097	4.71%

Corp bonds and other debt securities

Due after one year through five years	250	250	8.00

Total	250	250	8.00%

	$3,339	3,347	4.95%

Asset-backed securities available for sale	$999	$966	6.85%

Mortgage-backed and collateralized mortgage obligations available for sale	$82,769	$81,312	6.54%

Mortgage-backed and collateralized mortgage obligations held to maturity	509	513	7.82

	$83,278	$81,825	6.54%

At June 30, 2000, there were no holdings of securities of any one issuer, other than the U.S. government and its agencies and corporations, with an aggregate book value in excess of 10% of shareholders’ equity. Investments with a carrying value of approximately $105,374 at June 30, 2000 were pledged to secure public funds and other obligations.

UNB CORP.
Notes to Consolidated Financial Statements (continued)

Note 3 — Loans

      Total loans as presented on the balance sheet are comprised of the following classifications:

	June 30, 2000	December 31, 1999

Commercial, financial and agricultural	$111,475	$98,775

Commercial real estate	106,946	100,205

Aircraft	133,110	115,301

Residential real estate	248,873	235,345

Consumer	235,122	225,194

Total loans	$835,526	$774,820

Impaired loans are as follows:

	June 30, 2000	December 31, 1999

Loans with no allowance for loan losses allocated	$1,315	$282

Loans with allowance for loan losses allocated	1,471	669

Amount of allowance allocated	981	665

Average of impaired loans, year-to-date	$2,241	$759

Interest income recognized during impairment	103	67

Cash-basis interest income recognized year-to-date	100	67

At June 30, 2000 and December 31, 1999, loans on non-accrual status and/or past due 90 days or more approximated $1,682 and $1,989, respectively. The Other Real Estate Owned balance, net of allowance, was $455 and $325 at June 30, 2000 and December 31, 1999, respectively.

Note 4 — Allowance for Loan Losses

A summary of activity in the allowance for loan losses for the six months ended June 30, 2000, and June 30, 1999, are as follows:

	2000	1999

Balance — January 1	$13,174	$11,172

Provision charged to operating expense	370	1,288

Loans charged off	(1,248)	(639)

Recoveries on loans previously charged off	424	496

Balance – June 30	$12,720	$12,317

Note 5 — Concentrations of Credit Risk and Financial Instruments With Off-Balance Sheet Risk

The Corporation offers commercial, residential mortgage and consumer credit products to customers within Stark and its contiguous counties with the exception of the Aircraft Finance Group which serves a national market. The Corporation maintains a diversified loan portfolio, with commercial loans and leases, commercial real estate loans, aircraft loans, residential mortgage loans and

UNB CORP.
Notes to Consolidated Financial Statements (continued)

consumer loans comprising 13.4%, 12.8%, 15.9%, 29.8% and 28.1%, respectively, at June 30, 2000. Residential mortgages, automobile, recreational vehicle and boat loans were the four largest concentrations in the loan portfolio by loan type. Indirect loans accounted for 59.5% of all consumer loans and 16.7% of total loans at June 30, 2000. The dealer network from which indirect loans were purchased includes 97 relationships thus far in 2000, the largest of which was responsible for 6.1% of the total indirect dollar volume for the first six months of 2000.

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

The Corporation is a party to financial instruments with off-balance sheet risk. These instruments are required in the normal course of business to meet the financial needs of its customers. The contract or notional amounts of these instruments are not included in the consolidated financial statements. At June 30, 2000, the contract or notional amounts of these instruments, which primarily include commitments to extend credit, standby letters of credit and financial guarantees, and interest rate swaps totaled $258,563.

At June 30, 2000, the Corporation held two interest rate swap agreements with notional amounts of $600 and $14,700. The notional amount of an interest rate swap does not represent an amount exchanged by the parties and is not a measure of the Corporation’s exposure through its use of derivatives. The amounts exchanged are determined by reference to the notional amount and the other terms of the interest rate swap. The following table summarizes the terms of each of the swaps in effect:

	Swap #1	Swap #2

Notional amount	$600	$14,693

Final expiration	November 20, 2000	June 18, 2003

Variable rate in effect, June 30, 2000	6.82%	6.78%

Fixed rate	2.88%	5.86%

Market value, June 30, 2000	$9	$413

Variable interest payments received are based on the three month LIBOR rate which is adjusted on a quarterly basis. The net income from these agreements for the six month period ended June 30, 2000 was $42. For the six month period ended June 30, 1999, net expense of $39 was recorded. Under the terms of these contracts, future changes in LIBOR will affect the payments received, the income or expense generated by each swap and their market value.

Note 6 — Long Term Debt

Long term debt consists of Federal Home Loan Bank borrowings, two line of credit borrowing arrangements and a capital lease. The majority of long-term debt at June 30, 2000 is comprised of advances from the Federal Home Loan Bank (FHLB) of Cincinnati. Pursuant to collateral agreements with the FHLB, advances are secured by all FHLB stock and qualifying first mortgage loans.

At June 30, 2000, FHLB advances outstanding are comprised of the following:

UNB CORP.
Notes to Consolidated Financial Statements (continued)

Maturity	Interest Rate	Amount

2000	6.00%-7.32%	$2,342

2001	6.10%-7.32%	4,524

2002	5.95%-7.32%	31,159

2003	6.25%-7.32%	1,235

2004	6.28%-7.32%	660

2005	7.32%	47

Total		$39,967

Based on the Bank’s investment in FHLB stock, the maximum dollar amount of FHLB advance borrowings available to the Bank is $160,594.

The Corporation has maximum borrowing arrangements of $18 million with a national financial institution consisting of two lines of credit. The total outstanding balance at June 30, 2000 was $12 million. United Banc Financial Services, Inc. (UBFS) arranged a $8 million line of credit to partially pay off its line of credit with United National Bank and Trust Co. and fund future loan growth. The interest on each draw is variable and is priced off one of several indexes plus a spread, at the option of UBFS. The loan agreement calls for quarterly interest payments and is secured by a first security agreement on UBFS receivables, the unconditional guarantee of UNB Corp., and an intercreditor agreement with United National Bank and Trust Co. The outstanding balance on this facility consists of the following draws:

Interest Rate	Amount

7.97%	$3,500

7.94	1,000

7.35	500

The Parent Company arranged an unsecured $10 million line of credit for liquidity purposes and to facilitate additional investment in subsidiaries. At June 30, 2000, the outstanding balance was $7 million with an interest rate of 7.46%. The interest on each draw is variable, is paid at least quarterly and is priced off one of several indexes plus a spread, at the option of UNB Corp.

In 1997, the Bank entered into a capital lease to finance the acquisition of computer hardware and related software with an original amount of $252. The lease terms call for sixty monthly payments of approximately $5 with the last payment due in March, 2002. The balance outstanding at June 30, 2000 was $93.

Note 7 — Derivative Instruments and Hedging Activities

The Financial Accounting Standards Board’s Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities” (FAS 133) is effective for all fiscal years beginning July 1, 2000 or later. All derivative instruments will be recorded at their fair values. If the derivative instruments are designated as hedges of fair values, both the change in the fair value of the hedge and the hedged item will be included in current earnings. Fair value adjustments related to cash flow hedges will be recorded in other comprehensive income and reclassified to earnings when the hedged transaction is reflected in earnings. Ineffective portions of hedges are reflected in income currently.

UNB Corp. holds derivative instruments in the form of interest rate swaps hedging fixed rate mortgage loans (see Note 5). Management expects these interest rate swaps to be recorded at fair value on the financial statements of the Corporation at the adoption of FAS 133.

UNB CORP.

Management’s Discussion and Analysis of Financial Condition
and Results of Operations

Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations.

INTRODUCTION

The following areas of discussion pertain to the consolidated financial statements of UNB Corp. at June 30, 2000, compared to December 31, 1999, and the results of operations for the quarter and year-to-date periods ending June 30, 2000, compared to the same periods in 1999. It is the intent of this discussion to provide the reader with a more thorough understanding of the consolidated financial statements and supporting schedules, and should be read in conjunction with those consolidated financial statements and schedules.

UNB Corp. is not aware of any trends, events, or uncertainties that might have a material effect on the soundness of operations; neither is UNB Corp. aware of any proposed recommendations by regulatory authorities which would have a similar effect if implemented.

FINANCIAL CONDITION

Total assets at June 30, 2000 were $1,011,990, an increase of $41,461, or 4.3%, from year-end 1999. Total earning assets at June 30, 2000 of $966,441 increased from year-end 1999 by $56,705, or 6.2%. The ratio of earning assets to total assets also increased from 93.7% at December 31, 1999 to 95.5% at June 30, 2000. Highly liquid balances, comprised of cash and cash equivalents, federal funds sold and interest bearing deposits with banks, decreased by $13,679, or 28.0%, from year-end 1999. The reduction in highly liquid balances and the increase in earning assets are mainly the result of the cash balances that were held at 1999 year-end for Year 2000 liquidity contingencies being converted back into interest bearing assets.

INVESTMENTS
Balances in the investment and mortgage-backed securities portfolios declined from 1999 year-end balances by $7,541, or 5.6%. The reduction was due to the maturity of U.S. Government and Agency securities invested in fairly short-term maturities which were available for sale as potential liquidity sources at year-end for Year 2000 considerations. Net reductions in these securities were used to partially fund the growth in outstanding loans. Cash flows from mortgage-backed securities were reinvested in like securities eligible as collateral to pledge against borrowings with a corresponding increase in yield as market rates increased. Proceeds from the sale of equity securities in the Corporation’s Parent Company during the first half of 2000 were used in the Corporation’s stock buy back program and for other Corporate liquidity needs.

LOANS
For the first half of 2000, total loans grew by $60,706, or 7.8%. Aircraft lending experienced the most significant growth of all loan categories thus far in 2000, with increased outstanding balances of $17,809, or 15.4%, from 1999 year-end levels. This growth was the result of renewed calling and sales efforts in the central U.S. market as well as reductions in payoffs due to the rising rate environment. Growth slowed in the second quarter of the year due to rising interest rates dampening demand as well as competitive pricing pressures and an inventory shortage of good collateral in the loan size of the Bank’s target market.

The commercial lending area experienced growth of $11,159, or 11.5%, from year-end 1999 levels, with the increase the result of seasonal line of credit usage and the addition of new borrower relationships. Commercial real estate balances

UNB CORP.
Management’s Discussion and Analysis of Financial Condition
and Results of Operations (continued)

increased by $6,741, or 6.7%, from year-end balances due largely to advances under previously approved construction commitments, which converted to permanent financing.

Residential real estate balances increased by $13,528, or 5.7%, for the first six months of 2000. This increase was the result of increased seasonal activity in the residential construction market and the impact of rising market rates slowing the volume of payoffs and refinancings in the existing portfolio.

Consumer loans increased by $9,928, or 4.4%, from year-end 1999, with the majority of the increase, $8,554, in the home equity product which was promoted during the first half of the year with teaser rates tiered to the amount borrowed. Direct and indirect installment lending remained flat from year-end 1999 due to the Bank exiting the indirect boat and recreational vehicle markets to focus on indirect automobile volumes. Loan activity has been concentrated in high-end used automobiles, as new automobile financing has been dominated by leasing and manufacturers’ financing alternatives.

LIABILITIES
Total liabilities increased by $41,351 or 4.6%, from year-end 1999 levels. Deposits, the main component of liabilities, increased by $46,663, or 6.1%, from December 31, 1999. The following table shows deposit composition and change in deposit mix between the periods ended June 30, 2000 and December 31, 1999:

	June 30, 2000	December 31, 1999

Non-interest bearing checking	$99,493	$90,790

Interest bearing checking	76,016	77,555

Savings	250,629	217,304

Certificates of deposit and other time	384,759	378,585

Total deposits	$810,897	$764,234

The category with the most significant change is savings deposits, which includes the Money Market Access product in which balances grew by $40 million, or 30.9%, from December 31, 1999. Certificates of deposit generated through the branch network increased by $16,446, more than offsetting the maturity of $9,990 in brokered certificates. Short-term borrowings, which is mainly comprised of federal funds purchased and repurchase agreements, declined by $2,509 from December 31, 1999 due to a reduction of federal funds purchased which were used to fund Y2K cash balances. This reduction was partially offset by an increase in repurchase agreements. Long-term debt decreased by $2,272 or 4.2%, primarily due to the maturing of Federal Home Loan Bank advances. The decrease in advances was partially offset by increased bank line of credit borrowings which were used to fund loan growth in United Banc Financial Services, Inc. and to fund the purchase of additional treasury stock by UNB Corp.’s parent company.

CAPITAL RESOURCES
Total shareholders’ equity at June 30, 2000 was $70,784, an increase of $110, or .2%, from year-end 1999. This slight growth in shareholders’ equity was influenced by year-to-date net income of $7,436. This increase was partially offset by reductions in shareholders’ equity as the result of $2,542 in cash dividends paid and an increase in treasury stock of $3,473. Shareholders’ equity also decreased due to the elimination of unrealized gains and the recognition of

UNB CORP.
Management’s Discussion and Analysis of Financial Condition
and Results of Operations (continued)

unrealized losses, net of deferred tax, on available for sale securities of $1,311. This reduction was due in part to the impact of rising interest rates on the market values of fixed rate investment securities as well as the sale of equity securities with significant market appreciation.

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

UNB Corp.’s capital ratios at June 30, 2000 and December 31, 1999 along with the ratios required for the Corporation to be adequately and well capitalized under regulatory guidelines are as follows:

			Minimum regula-
			tory requirements
	June 30,	December 31,	for adequately/
	2000	1999	well capitalized

Total capital to risk weighted assets	9.80%	10.38%	8.0%/10.0%

Tier 1 capital to risk weighted assets	8.48%	8.94%	4.0%/ 6.0%

Tier 1 capital to average assets	6.83%	7.02%	4.0%/ 5.0%

All ratios as of June 30, 2000 exceeded the required ratios for an adequately capitalized financial institution. At December 31, 1999 all ratios exceeded the requirements for a well capitalized financial institution. The ratio of equity-to-assets at June 30, 2000 was 6.99% versus 7.28% at December 31, 1999.

For the first six months of 1999 and 2000, the cash dividends were $0.24 per share. Cash dividends paid in the first six months of 2000 represent 34.2% of year-to-date net income.

RESULTS OF OPERATIONS

UNB Corp.’s second quarter 2000 net income was $3,741 or $0.35 per diluted share, compared with $3,327, or $0.30 per diluted share for the second quarter of 1999. This represents an increase in earnings of 12.4% and an increase in diluted earnings per share of 16.7%. Year-to-date net income of $7,436 was $413, or 5.3%, below the same period in 1999. Despite higher earnings in 1999 as a result of a larger net gain from the sale of securities, earnings per diluted share were the same in 1999 and 2000 due to the decrease in the number of shares outstanding as a result of UNB Corp.’s stock repurchase program. In the first six months of 2000 and 1999 pre-tax gains of $1,008 and $4,127, respectively, were recognized on the sale of equity securities from UNB Corp.’s Parent Company portfolio. Operating earnings for the two periods, excluding the after-tax effect of these transactions and related expenses taken in anticipation of the gains, were $6,782 and $6,202 for the first six months of 2000 and 1999, respectively, an increase of $580, or 9.4%.

UNB CORP.
Management’s Discussion and Analysis of Financial Condition
and Results of Operations (continued)

Return on average assets and return on average equity for the second quarter of 2000 were 1.50% and 21.30%, respectively, compared with 1.51% and 19.21%, respectively, for the same period in 1999. On a year-to-date basis, return on average assets and return on average equity for 2000 were 1.51% and 21.10%, respectively, compared to 1.81% and 22.39%, respectively, for the same period in 1999. On a year-to-date basis, adjusted for the impact of the net securities gains, return on average assets was 1.38% for 2000 versus 1.43% for 1999. Return on average equity was 19.24% for 2000 compared to 17.69% for 1999.

NET INTEREST INCOME
Net interest income is the Corporation’s most significant source of earnings and is the difference between interest income and related loan fees earned on interest earning assets and interest expense incurred on interest bearing liabilities. For this discussion, net interest income is presented on a fully-taxable equivalent (FTE) basis. Interest on tax exempt securities and loans is restated on a fully taxable basis using the tax rate of 35% adjusted for non-deductible interest expense incurred in the acquisition of tax-free assets.

For the second quarter and year-to-date periods of 2000, net interest income increased by $392 and $802, or 4.3% and 4.5%, respectively, over the same period in 1999. Total interest income increased by 20.7% and 19.5% for the quarter and year-to-date, respectively, while interest expense increased by 41.1% and 38.2%, respectively, for the same periods. The growth in net interest income was primarily the result of growth in average earning assets of 14.0% and 13.6%, respectively from the second quarter and year-to-date periods of 2000 compared with the same periods in 1999.

NET INTEREST MARGIN
The net interest margin is net interest income (FTE) divided by average earning assets. For the first half of 2000, the net interest margin was 3.99%, versus 4.35% for the same period in 1999, a reduction of 36 basis points. Yields on earning assets increased by 40 basis points, while the cost of interest bearing liabilities increased by 79 basis points. Asset yields were significantly impacted by rising market rates, including the increase in prime rate of 125 basis points between the second quarter of 1999 and the end of the second quarter of 2000. Asset yields were also impacted by changes in loan mix from consumer installment and residential mortgages to the relatively higher yielding aircraft and commercial loans. The cost of interest bearing liabilities was impacted by the increasing cost of the Money Market Access account which is tied to the three month Treasury rate, by the impact of increasing market rates on the cost of short-term liabilities and the use of more costly bank borrowings to purchase treasury stock, thus replacing interest free equity with interest bearing debt in the funding of earning assets.

OTHER INCOME
Other income for the second quarter of 2000 was $3,424, an increase of 16.4% from the second quarter of 1999. For the six months ended June 30, 2000, other income was $6,816, a decrease of $3,061, or 31.0% over the same period in 1999. Excluding security gains on marketable equity securities of $1,008 and $4,127 taken in the first six months of 2000 and 1999 respectively, other income for the first six months of 2000 increased from the same period in 1999 by $58.

On a year-to-date basis, the Trust Department recorded earnings of $2,787, an increase of $288, or 11.5%, from the same period in 1999. This was accomplished through an increase in assets managed from June 30, 1999 to June 30, 2000 of 12.9%. Gains on loans sold in the secondary market declined to $83, or by $348, from the first six months of 1999 due to rising interest rates limiting the volume of fixed rate mortgage loans available for sale. Service charges on deposits and other operating income remained fairly constant between the two periods. Within other operating income, merchant service fees increased by 29.8% while loan brokerage income on non-conforming consumer and mortgage and aircraft loans declined by

UNB CORP.
Management’s Discussion and Analysis of Financial Condition
and Results of Operations (continued)

27.9%. The decline in brokerage income is mainly due to loans secured by residential real estate being retained in United Banc Financial Services, Inc. loan portfolio and due to a sharp decline in the dollar amount of loans sold.

OTHER EXPENSES
Other expenses for the second quarter were $6,962, an increase of $608, or 9.6%, from the same period in 1999. On a year-to-date basis, other expenses were $13,888, a decrease of $679, or 4.7%, over the same period in 1999. Salary, wages and benefits declined by $244, or 3.6%, from the same six month period in 1999. Increases due to annual merit increases for 2000 along with several additions to staff were more than offset by reductions in pension, incentive compensation accruals needed for the ROE incentive model payout and reduced employer contributions to the 401K plan.

Occupancy expenses for the first six months ended June 30, 2000 decreased by    .9% from the same period in 1999 due to a reduction in utility and snow removal expenses attributed to the mild winter.

Equipment expenses increased by 2.8% for the first six months of 2000 compared to the same period in 1999. These increases were the result of increased maintenance costs on the Corporation’s mainframe and personal computer networks, expenses related to several branch transformations into more customer friendly sales environments and increased costs of outside computer software services.

Other operating expenses for the six months ended June 30, 2000 were reduced by $479, or 9.6%, from the same period in 1999. In the first six months of 1999 the gain on the sale of equity securities, afforded the Corporation the opportunity to take advantage of one time expenditures in the areas of Year 2000 compliance, donations, consulting, sales training for retail personnel and other efficiency and productivity enhancements of approximately $1,100. Excluding these items, other operating expenses for the first six months of 2000 were above the same period in 1999 by $621 due to increases in franchise taxes and loan related expenses.

The Bank continued in its efforts to resolve the legal proceedings and dispose of the environmentally contaminated seven and one half acre parcel of real estate acquired through foreclosure. The property is located in the northwest quadrant of Stark County. Unsuccessful attempts have been made to contact the State of Ohio Bureau of Underground Storage Tanks (BUSTER) as well as the large national petroleum company, which owned the facility at the time it was taken out of service and is responsible for the contamination cleanup, to obtain an engineering status report on the condition and remediation of the contaminated ground. Negotiations are currently under way for the sale of the property. The proposed sale price is subject to a 90 day review and one 90 day renewal, which would put the tentative closing date in January, 2001. Estimated cleanup costs, should they become the responsibility of United Bank, are not material to the business or financial condition of the Bank and have been set up as an allowance against the property’s value on the Corporation’s consolidated balance sheet.

ALLOWANCE FOR LOAN LOSSES

The provision for loan losses for the second quarter of 2000 was $255, a decrease of $303, or 54.3%, from the same period in 1999. On a year-to-date basis, the provision for loan losses was $370, a decrease of $918, or 71.3%, from the same period in 1999. At June 30, 2000, the allowance for loan losses as a percentage of loans outstanding was 1.52% compared to 1.70% at December 31, 1999.

UNB CORP.
Management’s Discussion and Analysis of Financial Condition
and Results of Operations (continued)

Management continues to review the amount of provision for loan losses charged to earnings on a regular basis, based on its evaluation of the loan portfolio’s credit quality, the adequacy of the allowance for loan losses under current economic conditions and current and anticipated loan growth. Due to improved underwriting, early detection systems and increased collection efforts, the December 31, 1999 ratio of net charge-offs to average loans outstanding reached its lowest levels in the last ten years at 0.06%. In addition, management’s increased experience and expertise in the aircraft portfolio since its acquisition in June, 1998 and the elimination of concerns for Year 2000’s impact on loan delinquencies and losses has justified the reduction in the provision and resulting reduction in allowance.

Net charge-offs for the period ending June 30, 2000 were 0.10% as compared to 0.02% for the same period in 1999. This increase was the result of increased seasonal charge-offs of indirect boat and recreational vehicle loans and the charge-off of a commercial loan. A detailed analysis of the allowance for loan losses for the first six months of 2000 compared to the same period in 1999 is as follows:

	2000	1999

Balance at January 1,	$13,174	$11,172

Charge-Offs (Domestic):

Commercial, Financial, Agricultural	375	26

Real Estate — Commercial	—	—

Real Estate — Residential	8	—

Aircraft	—	—

Consumer Loans	865	613

Total Charge-Offs	1,248	639

Recoveries (Domestic):

Commercial, Financial, Agricultural	82	29

Real Estate — Commercial	—	—

Real Estate — Residential	—	33

Aircraft	—	—

Consumer Loans	342	434

Total Recoveries	424	496

Net Charge-Offs	824	143

Provision for loan losses	370	1,288

Balance at June 30,	$12,720	$12,317

Ratio of year-to-date net charge-offs to year-to-date average loans outstanding	0.10%	0.02%

Allowance as a percentage of total loans	1.52%	1.74%

The allowance for loan losses is allocated among the major loan categories based on historical loss factors as well as the level and trends in delinquencies, chargeoffs

UNB CORP.
Management’s Discussion and Analysis of Financial Condition
and Results of Operations (continued)

and recoveries. The following table sets forth the Corporation’s allocation of the allowance for loan losses as of June 30, 2000 and December 31, 1999:

	June 30, 2000	December 31,1999

Commercial	$4,630	$5,798

Commercial real estate	2,136	1,795

Aircraft	1,589	1,020

Residential real estate	260	206

Consumer	2,287	2,859

Unallocated	1,818	1,496

Total	$12,720	$13,174

ASSET QUALITY

At June 30, 2000, impaired loans were $2,786, an increase of $1,835 from December 31, 1999. The amount of allowance allocated to impaired loans increased from $665 at December 31, 1999 to $981 at June 30, 2000 due to a number of loans being reclassified during the second quarter of 2000 as a result of an early detection program instituted in the loan review system. Nonperforming assets, which include non-accrual loans, accruing loans past due 90 days or more, restructured loans and other real estate owned were $2,150 at June 30, 2000 compared to $2,337 at December 31, 1999, a decrease of $187, or 8.0%. The following table presents the amounts of nonperforming assets and pertinent ratios as of the dates indicated:

	June 30,	December 31,	June 30,
	2000	1999	1999

Non-accrual loans	$1,595	$1,636	$1,267

Accruing loans past due 90 days or more	87	353	169

Restructured loans	13	23	190

Other real estate owned	455	325	325

Total nonperforming assets	$2,150	$2,337	$1,951

Total nonperforming assets as a percentage of total loans and other real estate owned	0.26%	0.30%	0.28%

The ratio of nonperforming loans to total loans outstanding at June 30, 2000 of 0.20% is a four basis point improvement from year-end 1999. Also, this ratio compares favorably to the ratio for the Corporation’s peers, all bank holding companies with consolidated assets between $500 million and $1 billion, which stands at 0.61% at March 31, 2000, the most current data available.

LIQUIDITY

Management ensures that the liquidity position of the Corporation is adequate to meet the credit needs and cash demands of its borrowers and depositors as well as maintain reserve requirements. This is accomplished through the Corporation’s ability to readily convert assets to cash and raise funds in the market place in a timely and cost effective manner. Total cash, federal funds sold, investments and mortgage-backed securities available for sale of $156,469 represent 15.5% of total assets at June 30, 2000. Of the investments available for sale, $26,631 are held in U.S. Treasury and

UNB CORP.
Management’s Discussion and Analysis of Financial Condition
and Results of Operations (continued)

Agency securities, 54.5% of which mature within one year. Approximately $105,374 of total Corporate securities are pledged as collateral to secure public fund deposits, sweep or term repurchase agreements or other obligations. The Corporation’s ability to raise funds in the market place is provided by the Bank’s branch network, in addition to the availability of Federal Home Loan Bank (FHLB) advance borrowings, brokered deposits, Federal funds purchased and securities sold under agreement to repurchase.

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

UNB CORP.
Quantitative and Qualitative Disclosures About Market Risk

Item 3 — Quantitative and Qualitative Disclosures About Market Risk

MARKET RISK

The Corporation’s primary market risk exposure is interest rate risk, which is defined as the potential loss of income or capital as a result of changes in interest rates. The differences in the cash flows and repricing characteristics that occur in various assets and liabilities that are available in the banking industry means that some level of interest rate risk will always be present, but the Corporation has the responsibility to manage that risk to minimize the negative impact on both earnings and capital. Evaluating the Corporation’s exposure to changes in interest rates includes assessing both the management process used to control interest rate risk and the calculated level of risk. The Corporation maintains the appropriate policies, procedures, management information systems and internal controls as required by the Joint Agency Policy Statement on Risk. The Asset and Liability Management Committee meets regularly to monitor the Corporation’s exposure to interest rate risk and to assess strategies to manage that risk.

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

The Corporation makes a number of assumptions when calculating its gap position. The most significant assumption is the assignment of deposit balances without a stated maturity date to specific time frames. Since these deposits are subject to withdrawal on demand, and have rates that can be changed at any time, they could be considered immediately repriceable and assigned to the shortest maturity, resulting in a significant level of liability sensitivity. However, actual practice indicates that balances are withdrawn and replaced over a much longer time frame, and rates are modified less frequently and in smaller increments than changes which occur in financial market rates. To compensate for these extremes, the Corporation uses multiple deposit distribution assumptions to provide a range of interest rate risk measurements that it uses as a guide for managing various assets and liabilities. As of June 30, the Corporation’s modified twelve month cumulative gap was at –3.98% compared to –5.40% in the previous period, indicating a moderately liability sensitive position.

One of the shortcomings of the gap analysis is that the use of a static balance sheet results in a measure of interest rate risk at one specific point in time. Simulation analysis provides a more dynamic interpretation of the impact of rates on the Corporation’s forecasted income and net present value of assets, liabilities and capital. The Corporation makes certain assumptions regarding the level of interest rates, prepayments on assets with imbedded

UNB CORP.
Quantitative and Qualitative Disclosures About Market Risk (continued)

options including loans and asset backed securities, and the behavior of deposits without contractual maturity dates. These assumptions, in addition to actual rates and maturity and repricing dates on loans, investments and deposits, are incorporated into a computer model which calculates forecasted net income and discounts the projected cash flows of rate sensitive assets and liabilities to determine the present value of the Corporation’s capital. The model then applies a predetermined immediate parallel increase or decrease in the level of interest rates to forecast the impact on both net interest income and capital one year forward. While this methodology provides a more comprehensive appraisal of interest rate risk, it is not necessarily indicative of actual or expected financial performance. Changes in interest rates that affect the entire yield curve equally at a single point in time are not typical. The residential mortgage prepayment assumptions are based on industry medians and could differ from the Corporation’s actual results due to non-financial prepayment incentives and other local factors. The behavior of depositors is based on an analysis of historical changes in balances and might not fully reflect current attitudes toward other investment alternatives. Moreover, the model does not include any interim changes in strategy the Corporation might instate in response to shifts in interest rates.

At June 30, 2000, the Corporation’s interest rate shock analysis forecasted a 3.41% increase in the market value of equity in response to a decrease of 200 basis points in market rates and a 2.73% decrease in the market value of equity based on a corresponding increase in market rates. The model results indicate that the Corporation would benefit from a decrease in rates, subject to the limitations and assumptions previously discussed.

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

The Corporation has two pay-fixed amortizing interest rate swaps executed as hedges against fixed rate mortgages held in the portfolio, one initiated in 1993 and the other in 1998. The net cash flows and market values of the swaps move inversely with those of the fixed rate loans in the portfolio, which reduces the Corporation’s exposure to changing interest rates. If rates rise, the Corporation receives net cash flows from the swaps which compensates for the opportunity loss of holding an asset with a below market yield. Alternatively, the increase in the market value of the swaps would balance the loss on the mortgage loans if the loans were sold. If rates fall, the net cash flows given up are offset by the increased value of assets with an above market yield. The gain that would be realized on the sale of the loans would counteract the loss on the termination of the interest rate swaps. At the end of June, the swaps had a combined net gain of $422 on outstanding notional principal of $15,293.

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

Item 5 — Other Information

On April 24, 2000, UNB Corp. announced the appointment of Roger L. Mann to chairman of the board of directors and the reappointment of E. Lang D’Atri to vice chairman of the board of directors. Mann, 58, has served as president and chief executive officer of UNB Corp. since 1997 and will continue in those capacities with the additional responsibility of chairman. He succeeds

UNB CORP.
PART II — OTHER INFORMATION (continued)

Chairman Donald W. Schneider, who retired from the board on May 8. D’Atri, 61, is an attorney and principal of Zollinger, D’Atri, Gruber, Thomas & Co. He has served on UNB Corp.’s board since 1978 and as vice chairman of the board of directors since 1998.

Item 6 — Exhibits and Reports on Form 8-K

A.	Exhibit
	Number	Exhibit

	27.200	Financial Data Schedule for the six months ended June 30, 2000 (1)

	27.199	Financial Data Schedule for the six months ended June 30, 1999 (1)

B.	Reports — Form 8-K — No reports on Form 8-K were filed by the Registrant during the first six months of 2000.

(1) Filed only in electronic format pursuant to Item 601(b)(27) of Regulation S-K.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UNB CORP.

(Registrant)

Date 8/10/00	/s/ James J. Pennetti

James J. Pennetti (Duly authorized officer and Treasurer, UNB Corp.)