Form 10-Q
period 2000-09-30
UNB CORP/OH
filed 2000-11-13
CIK 746481

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
       ACT OF 1934

For the quarterly period ended September 30, 2000

Commission file number 0-13270

UNB CORP.

(Exact name of Registrant as specified in its charter)

Ohio (State or other jurisdiction of incorporation or organization)	34-1442295 (I.R.S. Employer Identification Number)

220 Market Avenue, South Canton, Ohio (Address of principal executive offices)	44702 (Zip Code)

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

Yes       X        No

      Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date.

Common Stock, $1.00 Stated Value	Outstanding at October 31, 2000 10,436,814 Common Shares

UNB CORP.

FORM 10-Q

QUARTER ENDED September 30, 2000

Part I — Financial Information

Item 1 — Financial Statements

      Interim financial information required by Rule 10-01 of Regulation S-X (17 CFR Part 210) is included in this Form 10Q as referenced below:

Page
Number(s)

Consolidated Balance Sheets	1

Consolidated Statements of Income	2

Consolidated Statements of Comprehensive Income	3

Condensed Consolidated Statements of Changes in Shareholders’ Equity	4

Consolidated Statements of Cash Flows	5

Notes to the Consolidated Financial Statements	6-12

Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations	13-20

Item 3 — Quantitative and Qualitative Disclosures About Market Risk	21-22

Part II — Other Information

Item 1 — Legal Proceedings	23

Item 2 — Changes in Securities	23

Item 3 — Defaults Upon Senior Securities	23

Item 4 — Submission of Matters to a Vote of Security Holders	23

Item 5 — Other Information	23

Item 6 — Exhibits and Reports on Form 8-K	23

Signatures	23

U N B   C O R P.

CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2000	1999
(In thousands except per share data)
ASSETS

Cash and cash equivalents	$30,186	$48,354

Federal funds sold	500	0

Interest bearing deposits with banks	3,233	568

Securities, net (Fair value:

$40,330 and $51,831, respectively)	40,338	51,835

Mortgage-backed securities (Fair value:

$78,703 and $81,848, respectively)	78,699	81,842

Loans originated and held for sale	1,643	671

Loans:

Total loans	858,488	774,820

Less allowance for loan losses	(12,619)	(13,174)

Net loans	845,869	761,646

Premises and equipment, net	10,937	10,657

Intangible assets	2,647	3,336

Accrued interest receivable and other assets	13,187	11,620

Total Assets	$1,027,239	$970,529

LIABILITIES

Deposits:

Noninterest bearing deposits	$100,800	$90,790

Interest bearing deposits	726,199	673,444

Total deposits	826,999	764,234

Short-term borrowings	68,544	74,107

Long-term debt	52,034	54,332

Accrued taxes, expenses and other liabilities	6,436	7,182

Total Liabilities	954,013	899,855

SHAREHOLDERS’ EQUITY

Common stock ($1.00 stated value, 50,000,000 shares authorized; 11,646,285 and 11,646,310 issued, respectively)	11,646	11,646

Paid-in capital	28,949	29,008

Retained earnings	54,259	47,011

Treasury stock, 1,204,126 and 894,081 shares at cost	(21,928)	(17,952)

Accumulated other comprehensive income	300	961

Total Shareholders’ Equity	73,226	70,674

Total Liabilities and Shareholders’ Equity	$1,027,239	$970,529

See Notes to the Consolidated Financial Statements

U N B   C O R P.

CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2000	1999	2000	1999
(In thousands except per share data)
Interest income:

Interest and fees on loans:

Taxable	$18,538	$15,043	$52,934	$43,314

Tax exempt	58	35	129	96

Interest and dividends on investments & mortgage-backed securities:

Taxable	1,883	1,960	5,806	5,802

Tax exempt	40	2	91	2

Interest on bank deposits and federal funds sold	174	167	542	472

Total interest income	20,693	17,207	59,502	49,686

Interest expense:

Interest on deposits	9,292	6,586	25,952	18,529

Interest on short-term borrowings	988	739	2,780	2,087

Interest on FHLB advances	850	664	2,439	1,873

Total interest expense	11,130	7,989	31,171	22,489

Net interest income	9,563	9,218	28,331	27,197

Provision for loan losses	128	561	498	1,849

Net interest income after provision for loan losses	9,435	8,657	27,833	25,348

Other income:

Service charges on deposits	704	715	2,041	2,063

Trust Department income	1,375	1,117	4,162	3,616

Other operating income	649	687	2,250	2,159

Securities gains, net	0	0	1,008	4,127

Gains on loans originated for resale and sold	77	54	160	485

Total other income	2,805	2,573	9,621	12,450

Other expenses:

Salary, wages and benefits	3,117	3,259	9,725	10,111

Occupancy	467	416	1,317	1,274

Equipment	1,004	945	2,944	2,833

Other operating expense	2,101	1,382	6,591	6,351

Total other expenses	6,689	6,002	20,577	20,569

Income before income taxes	5,551	5,228	16,877	17,229

Provision for income taxes	1,944	1,831	5,834	5,983

Net income	$3,607	$3,397	$11,043	$11,246

Earnings per share:

Basic	$0.35	$0.32	$1.05	$1.03

Diluted	$0.34	$0.31	$1.04	$1.02

Dividends per share	$0.12	$0.12	$0.36	$0.36

Weighted average shares outstanding:

Basic	10,453,348	10,767,419	10,557,570	10,880,076

Diluted	10,528,333	10,884,295	10,640,636	11,020,787

See Notes to the Consolidated Financial Statements

U N B   C O R P.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2000	1999	2000	1999
(In thousands)

Net Income	$3,607	$3,397	$11,043	$11,246

Other comprehensive income, net of tax Unrealized gains/(losses) on securities:

Unrealized gains/(losses) arising during the period	650	(443)	(6)	1,603

Less: Reclassified adjustment for accumulated gains/ (losses) included in net income	0	0	655	2,683

Unrealized gains/(losses) on securities	650	(443)	(661)	(1,080)

Comprehensive income	$4,257	$2,954	$10,382	$10,166

See Notes to the Consolidated Financial Statements

U N B   C O R P.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

	Nine Months Ended
	9/30/00	9/30/99
(In thousands except per share data)
Balance at beginning of period	$70,674	$71,702

Net Income	11,043	11,246

Cash dividends $0.36 and $0.36 per share, respectively	(3,796)	(3,854)

Treasury stock purchases	(4,050)	(9,311)

Treasury stock sold and issued for stock options	16	886

Change in market value on investment securities available for sale, net of deferred taxes	(661)	(1,080)

Balance at end of period	$73,226	$69,589

See Notes to the Consolidated Financial Statements

U N B   C O R P.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine months ended
	September 30,

	2000	1999
(In thousands)
Cash flows from operating activities:

Net income	$11,043	$11,246

Adjustments to reconcile net income to net cash from operating activities:

Depreciation and amortization	1,052	1,109

Provision for loan losses	498	1,849

Net securities gains	(1,008)	(4,127)

Net amortization/(accretion) on securities	(25)	74

Amortization of intangible assets	689	748

Loans originated for resale	(8,026)	(24,379)

Proceeds from sale of loan originations	7,214	31,071

Changes in:

Interest receivable	(826)	(177)

Interest payable	(182)	(343)

Other assets and liabilities, net	(941)	(790)

Deferred income	(8)	(6)

Net cash from operating activities	9,480	16,275

Cash flows from investing activities:

Net change in interest bearing deposits with banks	(2,665)	529

Net increase in funds sold	(500)	4,100

Investment and mortgage-backed securities:

Proceeds from sales of securities available for sale	1,527	9,301

Proceeds from maturities of securities held to maturity	2,155	500

Proceeds from maturities of securities available for sale	43,967	135,051

Purchases of securities held to maturity	(3,461)	(1,295)

Purchases of securities available for sale	(32,867)	(141,956)

Purchases of mortgage-backed securities available for sale	(12,604)	(35,029)

Principal payments received on mortgage-backed securities held to maturity	115	1,148

Principal payments received on mortgage-backed securities available for sale	15,824	34,865

Net increase in loans made to customers	(84,881)	(77,002)

Purchases of premises and equipment, net	(1,332)	(593)

Principal payments received under leases	0	156

Net cash from investing activities	(74,722)	(70,225)

Cash flows from financing activities:

Net increase/(decrease) in deposits	62,765	33,497

Cash dividends paid, net of shares issued through dividend reinvestment	(3,796)	(3,854)

Purchase of treasury stock	(4,050)	(9,311)

Sales of treasury stock	16	886

Net increase/(decrease) in short-term borrowings	(5,563)	1,320

Proceeds from FHLB advances	1,200	27,900

Repayments of FHLB advances	(7,959)	(2,388)

Proceeds from bank loans	4,500	3,500

Repayments on capital lease	(39)	(36)

Net cash from financing activities	47,074	51,514

Net change in cash and cash equivalents	(18,168)	(2,436)

Cash and cash equivalents at beginning of year	48,354	28,195

Cash and cash equivalents at end of period	$30,186	$25,759

See the Notes to the Consolidated Financial Statements

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

These interim financial statements reflect all adjustments of a normal recurring nature which, in the opinion of management, are necessary to present fairly the consolidated financial position of UNB Corp. at September 30, 2000, and its results of operations and cash flows for the periods presented. The accompanying consolidated financial statements do not purport to contain all the necessary financial disclosures required by generally accepted accounting principles that might otherwise be necessary in the circumstances and are not necessarily indicative of the results to be expected for the full year. The Annual Report for UNB Corp. for the year ended December 31, 1999, contains consolidated financial statements and related notes which should be read in conjunction with the accompanying consolidated financial statements.

For consolidated financial statement classification and cash flow reporting purposes, cash and cash equivalents include currency on hand and non-interest bearing deposits with banks. For the nine months ended September 30, 2000, and September 30, 1999, UNB Corp. paid interest in the amount of $31,355 and $22,833, respectively. For the same nine month period federal income taxes paid totaled $5,260 and $5,605, respectively.

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

U N B   C O R P.

Notes to Consolidated Financial Statements (continued)

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

Note 2 — Securities

The amortized cost and estimated fair value of the investment and mortgage-backed securities, available for sale and held to maturity, as presented on the consolidated balance sheet at September 30, 2000, and December 31, 1999, are as follows:

	September 30, 2000

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

Securities available for sale:

U.S. Treasury securities	$999	$—	$(6)	$993

Obligations of U.S. government agencies and corporations	21,654	52	(115)	21,591

Securities held to maturity:

Obligations of state and Municipal subdivisions	2,903	—	(8)	2,895

Total debt securities	25,556	52	(129)	25,479

Equity securities available for sale	12,364	2,153	(632)	13,885

Asset-backed securities available for sale	999	—	(33)	966

Total investment securities	38,919	2,205	(794)	40,330

Mortgage-backed securities available for sale	79,184	25	(982)	78,227

Mortgage-backed securities held to maturity	472	4	—	476

Total mortgage-backed securities	79,656	29	(982)	78,703

Total investment and mortgage-backed securities	$118,575	$2,234	$(1,776)	$119,033

U N B   C O R P.

Notes to Consolidated Financial Statements (continued)

	December 31, 1999

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

Securities available for sale:

U.S. Treasury securities	$4,005	$—	$(10)	$3,995

Obligations of U.S. government agencies and corporations	29,635	4	(195)	29,444

Securities held to maturity:

Obligations of state and subdivisions	1,908	—	(4)	1,904

Corporate bonds and other debt securities	250	—	—	250

Total debt securities	35,798	4	(209)	35,593

Equity securities available for sale	12,326	3,653	(713)	15,266

Asset-backed securities available for sale	999	—	(27)	972

Total investment securities	49,123	3,657	(949)	51,831

Mortgage-backed securities available for sale	82,487	12	(1,245)	81,254

Mortgage-backed securities held to maturity	588	6	—	594

Total mortgage-backed securities	83,075	18	(1,245)	81,848

Total investment and mortgage-backed securities	$132,198	$3,675	$(2,194)	$133,679

During the nine month period ended September 30, 2000 and 1999, the proceeds from sales of securities available for sale were $1,527 and $9,301, respectively. Net gains of $1,008 and $4,127 were recognized in those sales, respectively. There were no sales or transfers of securities classified as held to maturity.

The amortized cost and estimated fair value of debt securities at September 30, 2000, by contractual maturity, are shown below. Actual maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

U N B   C O R P.

Notes to Consolidated Financial Statements (continued)

	September 30, 2000

		Estimated	Weighted
	Amortized	Fair	Average
	Cost	Value	Yield

Securities available for sale:

U.S. Treasuries Due in one year or less	$999	$993	5.40%

Total	999	993	5.40%

U.S. Government agencies and corporations Due in one year or less	13,628	13,545	5.91%

Due after one year through five years	8,026	8,046	6.87

Total	21,654	21,591	6.27%

	$22,653	$22,584	6.23%

Securities held to maturity:

Obligations of state and political subdivisions Due in one year or less	$2,160	$2,155	4.81%

Due after one year through five years	743	740	5.00

Total	2,903	2,895	4.86%

Asset-backed securities available for sale	$999	$966	6.85%

Mortgage-backed and collateralized mortgage obligations available for sale	$79,184	$78,227	6.51%

Mortgage-backed and collateralized mortgage obligations held to maturity	472	476	7.82

	$79,656	$78,703	6.52%

At September 30, 2000, there were no holdings of securities of any one issuer, other than the U.S. government and its agencies and corporations, with an aggregate book value in excess of 10% of shareholders’ equity. Investments with a carrying value of approximately $105,090 at September 30, 2000 were pledged to secure public funds and other obligations.

Note 3 — Loans

      Total loans as presented on the balance sheet are comprised of the following classifications:

	September 30, 2000	December 31, 1999

Commercial, financial and agricultural	$113,491	$98,775

Commercial real estate	116,893	100,205

Aircraft	133,280	115,301

Residential real estate	255,550	235,345

Consumer	239,274	225,194

Total loans	$858,488	$774,820

U N B   C O R P.

Notes to Consolidated Financial Statements (continued)

Impaired loans are as follows:

	September 30, 2000	December 31, 1999

Loans with no allowance for loan losses allocated	$2,472	$282

Loans with allowance for loan losses allocated	2,045	669

Amount of allowance allocated	989	665

Average of impaired loans, year-to-date	$2,940	$759

Interest income recognized during impairment	282	67

Cash-basis interest income recognized year-to-date	272	67

At September 30, 2000 and December 31, 1999, loans on non-accrual status and/or past due 90 days or more approximated $1,563 and $1,989, respectively. The Other Real Estate Owned balance, net of allowance, was $360 and $325 at September 30, 2000 and December 31, 1999, respectively.

Note 4 — Allowance for Loan Losses

A summary of activity in the allowance for loan losses for the nine months ended September 30, 2000, and September 30, 1999, are as follows:

	2000	1999

Balance — January 1	$13,174	$11,172

Provision charged to operating expense	498	1,849

Loans charged off	(1,689)	(989)

Recoveries on loans previously charged off	636	733

Balance — September 30	$12,619	$12,765

Note 5 — Concentrations of Credit Risk and Financial Instruments With Off-Balance Sheet Risk

The Corporation offers commercial, residential mortgage and consumer credit products to customers within Stark and its contiguous counties with the exception of the Aircraft Finance Group which serves a national market. The Corporation maintains a diversified loan portfolio, with commercial loans and leases, commercial real estate loans, aircraft loans, residential mortgage loans and consumer loans comprising 13.2%, 13.6%, 15.5%, 29.8% and 27.9%, respectively, at September 30, 2000. Within the consumer loan portfolio, indirect loans accounted for 58.6% of all consumer loans and 16.3% of total loans at September 30, 2000. The dealer network from which indirect loans were purchased includes 107 relationships thus far in 2000, the largest of which was responsible for 6.2% of the total indirect dollar volume for the nine months of 2000.

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

U N B   C O R P.

Notes to Consolidated Financial Statements (continued)

The Corporation is a party to financial instruments with off-balance sheet risk. These instruments are required in the normal course of business to meet the financial needs of its customers. The contract or notional amounts of these instruments are not included in the consolidated financial statements. At September 30, 2000, the contract or notional amounts of these instruments, which primarily include commitments to extend credit, standby letters of credit and financial guarantees, and interest rate swaps totaled $273,813.

At September 30, 2000, the Corporation held two interest rate swap agreements with notional amounts of $300 and $13,392. The notional amount of an interest rate swap does not represent an amount exchanged by the parties and is not a measure of the Corporation’s exposure through its use of derivatives. The amounts exchanged are determined by reference to the notional amount and the other terms of the interest rate swap. The following table summarizes the terms of each of the swaps in effect:

	Swap #1	Swap #2

Notional amount	$300	$13,392

Final expiration	November 20, 2000	June 18, 2003

Variable rate in effect, September 30, 2000	6.68%	6.66%

Fixed rate	2.88%	5.86%

Market value, September 30, 2000	$3	$191

Variable interest payments received are based on the three month LIBOR rate which is adjusted on a quarterly basis. The net income from these agreements for the nine month period ended September 30, 2000 was $79. For the nine month period ended September 30, 1999, net expense of $61 was recorded. Under the terms of these contracts, future changes in LIBOR will affect the payments received, the income or expense generated by each swap and their market value.

Note 6 — Long Term Debt

Long term debt consists of Federal Home Loan Bank borrowings, two line of credit borrowing arrangements and a capital lease. The majority of long-term debt at September 30, 2000 is comprised of advances from the Federal Home Loan Bank (FHLB) of Cincinnati. Pursuant to collateral agreements with the FHLB, advances are secured by all FHLB stock and qualifying first mortgage loans.

At September 30, 2000, FHLB advances outstanding are comprised of the following:

Maturity	Interest Rate	Amount

2000	6.00%-7.32%	$1,329

2001	6.10%-7.32%	4,524

2002	5.95%-7.32%	31,159

2003	6.25%-7.32%	1,235

2004	6.28%-7.32%	660

2005	7.32%	47

Total		$38,954

Based on the Bank’s investment in FHLB stock, the maximum dollar amount of FHLB advance borrowings available to the Bank is $163,620.

The Corporation has maximum borrowing arrangements of $18 million with a national financial institution consisting of two lines of credit. The total

U N B   C O R P.

Notes to Consolidated Financial Statements (continued)

outstanding balance at September 30, 2000 was $13 million. United Banc Financial Services, Inc. (UBFS) arranged a $8 million line of credit to partially pay off its line of credit with United National Bank and Trust Co. and fund future loan growth. The interest on each draw is variable and is priced off one of several indexes plus a spread, at the option of UBFS. The loan agreement calls for quarterly interest payments and is secured by a first security agreement on UBFS receivables, the unconditional guarantee of UNB Corp., and an intercreditor agreement with United National Bank and Trust Co. The outstanding balance on this facility consists of the following draws:

Interest Rate	Amount

7.97%	$3,500

7.94	1,000

7.83	500

7.93	1,000

The Parent Company arranged an unsecured $10 million line of credit for liquidity purposes and to facilitate additional investment in subsidiaries. At September 30, 2000, the outstanding balance was $7 million with an interest rate of 7.4%. The interest on each draw is variable, is paid at least quarterly and is priced off one of several indexes plus a spread, at the option of UNB Corp.

In 1997, the Bank entered into a capital lease to finance the acquisition of computer hardware and related software with an original amount of $252. The lease terms call for sixty monthly payments of approximately $5 with the last payment due in March, 2002. The balance outstanding at September 30, 2000 was $80.

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

U N B   C O R P.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

INTRODUCTION

The following areas of discussion pertain to the consolidated financial statements of UNB Corp. at September 30, 2000, compared to December 31, 1999, and the results of operations for the quarter and year-to-date periods ending September 30, 2000, compared to the same periods in 1999. It is the intent of this discussion to provide the reader with a more thorough understanding of the consolidated financial statements and supporting schedules, and should be read in conjunction with those consolidated financial statements and schedules.

UNB Corp. is not aware of any trends, events, or uncertainties that might have a material effect on the soundness of operations; neither is UNB Corp. aware of any proposed recommendations by regulatory authorities which would have a similar effect if implemented.

FINANCIAL CONDITION

Total assets at September 30, 2000 were $1,027,239, an increase of $56,710, or 5.8%, from year-end 1999. Total earning assets at September 30, 2000 of $982,901 increased from year-end 1999 by $73,165, or 8.0%. The ratio of earning assets to total assets also increased from 93.7% at December 31, 1999 to 95.7% at September 30, 2000. Highly liquid balances, comprised of cash and cash equivalents, federal funds sold and interest bearing deposits with banks, decreased by $15,003, or 30.7%, from year-end 1999. The reduction in highly liquid balances and the increase in earning assets are mainly the result of the cash balances that were held at 1999 year-end for Year 2000 liquidity contingencies being converted back into interest bearing assets.

SECURITIES

Balances in the investment and mortgage-backed securities portfolios declined from 1999 year-end balances by $14,640, or 11.0%. The reduction was mainly due to the maturity of U.S. Government and Agency securities invested with fairly short-term maturities, which were available for sale as potential liquidity sources at year-end for Year 2000 considerations. Net reductions in these securities were used to partially fund the growth in outstanding loans. Cash flows from mortgage-backed securities were reinvested in like securities eligible as collateral to pledge against borrowings with a corresponding increase in yield as market rates increased. Proceeds from the sale of equity securities in the Corporation’s Holding Company during the first half of 2000 were used in the Corporation’s stock buy back program and for other Corporate liquidity needs.

LOANS

For the nine months of 2000, total loans grew by $83,668, or 10.8%. The aircraft lending area experienced growth of $17,979, or 15.6%, from 1999 year-end levels. This growth was the result of renewed calling and sales efforts in the central U.S. market as well as reductions in payoffs due to the rising rate environment. Growth slowed in the second and third quarter of the year due to rising interest rates dampening demand as well as competitive pricing pressures and an inventory shortage of good collateral in the loan size of the Bank’s target market.

The commercial lending area experienced growth of $14,716, or 14.9%, from year-end 1999 levels, with the increase the result of seasonal line of credit usage and the addition of new borrower relationships. Commercial real estate balances increased by $16,688, or 16.7%, from year-end balances due largely to advances

U N B   C O R P.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

under previously approved construction commitments, which converted to permanent financing and the purchase of commercial real estate participations.

Residential real estate balances increased by $20,205, or 8.6%, for the nine months ended September 30, 2000. This increase was the result of increased seasonal activity in the residential construction market and the impact of rising market rates slowing the volume of payoffs and refinancings in the existing portfolio.

Consumer loans increased by $14,080, or 6.3%, from year-end 1999, with the majority of the increase, $12,028, in the home equity product which is being promoted with lower introductory rates tiered to the amount borrowed. Direct and indirect installment lending remained flat from year-end 1999 due to the Bank exiting the indirect boat and recreational vehicle markets to focus on indirect automobile loans. Loan activity has been concentrated in high-end used automobiles, as new automobile financing has been dominated by leasing and manufacturers’ financing alternatives.

LIABILITIES

Total liabilities increased by $54,158 or 6.0%, from year-end 1999 levels. Deposits, the main component of liabilities, increased by $62,765, or 8.2%, from December 31, 1999. The following table shows deposit composition and change in deposit mix between the periods ended September 30, 2000 and December 31, 1999:

	September 30, 2000	December 31, 1999

Non-interest bearing checking	$100,800	$90,790

Interest bearing checking	76,928	77,555

Savings	264,881	217,304

Certificates of deposit and other time	384,390	378,585

Total deposits	$826,999	$764,234

The category with the most significant change is savings deposits, which includes the Money Market Access product in which balances grew by $53 million, or 41.0%, from December 31, 1999. Certificates of deposit generated through the branch network increased by $21,239, more than offsetting the maturity of $15,067 in brokered certificates. Short-term borrowings, which is mainly comprised of federal funds purchased and repurchase agreements, declined by $5,563 from December 31, 1999 due to a reduction of federal funds purchased which were used to fund Y2K cash balances. This reduction was partially offset by an increase in repurchase agreements. Long-term debt decreased by $2,298 or 4.2%, primarily due to the maturing of Federal Home Loan Bank advances. The decrease in advances was partially offset by increased bank line of credit borrowings which were used to fund loan growth in United Banc Financial Services, Inc. and to fund additional treasury stock purchases by UNB Corp.’s parent company.

CAPITAL RESOURCES

Total shareholders’ equity at September 30, 2000 was $73,226, an increase of $2,552, or 3.6%, from year-end 1999. The growth in shareholders’ equity was influenced by year-to-date net income of $11,043. This increase was partially offset by reductions in shareholders’ equity as the result of $3,796 in cash dividends paid and an increase in treasury stock of $4,034. Shareholders’ equity also decreased by $661 mainly due to the reduction in unrealized gains, net of deferred tax, on available for sale securities.

U N B   C O R P.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

UNB Corp.’s capital ratios at September 30, 2000 and December 31, 1999 along with the ratios required for the Corporation to be adequately and well capitalized under regulatory guidelines are as follows:

			Minimum regula-
			tory requirements
	September 30,	December 31,	for adequately/
	2000	1999	well capitalized

Total capital to risk weighted assets	9.91%	10.38%	8.0%/10.0%

Tier 1 capital to risk weighted assets	8.58%	8.94%	4.0%/ 6.0%

Tier 1 capital to average assets	6.92%	7.02%	4.0%/ 5.0%

All ratios as of September 30, 2000 exceeded the required ratios for an adequately capitalized financial institution. At December 31, 1999 all ratios exceeded the requirements for a well capitalized financial institution. The ratio of equity-to-assets at September 30, 2000 was 7.13% versus 7.28% at December 31, 1999.

For the nine months of 1999 and 2000, the cash dividends were $0.36 per share. Cash dividends paid for the nine months ended September 30, 2000 represent 34.4% of year-to-date net income.

RESULTS OF OPERATIONS

UNB Corp.’s third quarter 2000 net income was $3,607 or $0.34 per diluted share, compared with $3,397, or $0.31 per diluted share for the third quarter of 1999. This represents an increase in earnings of 6.2% and an increase in diluted earnings per share of 9.7%. Year-to-date net income of $11,043 was $203, or 1.8%, below the same period in 1999. Despite higher earnings in 1999 as a result of a larger net gain from the sale of securities, earnings per diluted share for 2000 were $1.04, or 2.0% greater than the same period in 1999 due to the decrease in the number of shares outstanding as a result of UNB Corp.’s stock repurchase program. In the nine months of 2000 and 1999 pre-tax gains of $1,008 and $4,127, respectively, were recognized on the sale of equity securities from UNB Corp.’s Holding Company portfolio. Operating earnings for the two periods, excluding the after-tax effect of these transactions and related expenses taken in anticipation of the gains, were $10,387 and $9,599 for the nine months of 2000 and 1999, respectively, an increase of $788, or 8.2%.

Return on average assets and return on average equity for the third quarter of 2000 were 1.41% and 19.82%, respectively, compared with 1.49% and 19.40%, respectively, for the same period in 1999. On a year-to-date basis, return on average assets and return on average equity for 2000 were 1.48% and 20.68%, respectively, compared to 1.70% and 21.39%, respectively, for the same period in 1999. On a year-to-date basis, adjusted for the impact of the net securities gains, return on average assets was 1.39% for 2000 versus 1.45% for 1999. Return on average equity was 19.45% for 2000 compared to 18.26% for 1999.

NET INTEREST INCOME

Net interest income is the Corporation’s most significant source of earnings and is the difference between interest income and related loan fees earned on interest earning assets and interest expense incurred on interest bearing liabilities. For this discussion, net interest income is presented on a fully-taxable equivalent (FTE) basis. Interest on tax exempt securities and loans is

U N B   C O R P.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

restated on a fully taxable basis using the tax rate of 35% adjusted for non-deductible interest expense incurred in the acquisition of tax-free assets.

For the third quarter and year-to-date periods of 2000, net interest income increased by $359 and $1,160, or 3.9% and 4.3%, respectively, over the same periods in 1999. Total interest income increased by 20.3% and 19.8% for the quarter and year-to-date, respectively, while interest expense increased by 39.3% and 38.6%, respectively, for the same periods. The growth in net interest income was primarily the result of growth in average earning assets of 12.5% and 13.2%, respectively from the third quarter and year-to-date periods of 2000 compared with the same periods in 1999.

NET INTEREST MARGIN

The net interest margin is net interest income (FTE) divided by average earning assets. For the nine months ended September 30, 2000, the net interest margin was 3.96%, versus 4.30% for the same period in 1999, a reduction of 34 basis points. Yields on earning assets increased by 46 basis points, while the cost of interest bearing liabilities increased by 85 basis points. Asset yields were significantly impacted by rising market rates, including the increase in prime rate of 175 basis points between the second quarter of 1999 and the end of the third quarter of 2000. Asset yields were also impacted by changes in loan mix from consumer installment and residential mortgages to the relatively higher yielding aircraft and commercial loans. The cost of interest bearing liabilities was impacted by the increasing cost of the Money Market Access account which is tied to the three month Treasury rate, by the impact of increasing market rates on the cost of short-term liabilities and the use of more costly bank borrowings to purchase treasury stock, thus replacing interest free equity with interest bearing debt in the funding of earning assets.

OTHER INCOME

Other income for the third quarter of 2000 was $2,805, an increase of 9.0% from the third quarter of 1999. For the nine months ended September 30, 2000, other income was $9,621, a decrease of $2,829, or 22.7% over the same period in 1999. Excluding security gains on marketable equity securities of $1,008 and $4,127 taken in the nine months of 2000 and 1999 respectively, other income for the nine months ended September 30, 2000 increased from the same period in 1999 by $290.

On a year-to-date basis, the Trust Department recorded earnings of $4,162, an increase of $546, or 15.1%, from the same period in 1999. This was accomplished through an increase in assets managed from September 30, 1999 to September 30, 2000 of 16.4%. Gains on loans sold in the secondary market declined to $160, or by $325, from the same nine month period in 1999 due to rising interest rates limiting the volume of fixed rate mortgage loans available for sale. Service charges on deposits and other operating income remained fairly constant between the two periods. Within other operating income, merchant service fees increased by 27.5% while loan brokerage income on non-conforming consumer and mortgage and aircraft loans declined by 34.4%. The decline in brokerage income is mainly due to loans secured by residential real estate being retained in United Banc Financial Services, Inc. loan portfolio and due to a sharp decline in the average dollar amount of each loan sold.

OTHER EXPENSES

Other expenses for the third quarter were $6,689, an increase of $687, or 11.4%, from the same period in 1999. On a year-to-date basis, other expenses remained constant between the two periods. Salary, wages and benefits declined by $386, or 3.8%, from the same nine month period in 1999. Increases due to annual merit increases for 2000 along with several additions to staff were more than offset by reductions in pension, incentive compensation accruals needed for the ROE incentive model and reduced employer contributions to the 401K plan.

U N B   C O R P.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Occupancy expenses for the nine months ended September 30, 2000 increased by 3.4% from the same period in 1999 due to an increase in rent expense from the opening of two new branches.

Equipment expenses increased by 3.9% for the nine months of 2000 compared to the same period in 1999. These increases were the result of increased maintenance costs on the Corporation’s mainframe and personal computer networks, expenses related to several branch transformations into more customer friendly sales environments and increased costs of outside computer software services.

Other operating expenses for the third quarter of 2000 were $2,101, an increase of $719, or 52.0%, from the same period in 1999. In the third quarter of 1999, reduction in accruals related to Year 2000 compliance, marketing, donations and consulting were made upon the reevaluation and elimination of anticipated projects. Excluding these items, other operating expenses for the third quarter of 2000 were above the same period in 1999 by $215 due to an increase in franchise taxes and loan related expenses. Other operating expenses for the nine months ended September 30, 2000 increased by $240, or 3.8%, from the same period in 1999 due to increases in franchise taxes and loan related expenses. These increases were partially offset by a reduction in other miscellaneous expenses due to one time expenditures in the areas of Year 2000 compliance, sales training for retail personnel and other efficiency and productivity enhancements that were taken in 1999.

The Bank continued in its efforts to resolve the legal proceedings and dispose of the environmentally contaminated seven and one half acre parcel of real estate acquired through foreclosure. The property is located in the northwest quadrant of Stark County. Unsuccessful attempts have been made to contact the State of Ohio Bureau of Underground Storage Tanks (BUSTER) as well as the large national petroleum company, which owned the facility at the time it was taken out of service and is responsible for the contamination cleanup, to obtain an engineering status report on the condition and remediation of the contaminated ground. Negotiations are currently under way for the sale of the property. The proposed sale price is subject to a 90 day review and one 90 day renewal, which would put the tentative closing date in January, 2001. The first 90 day option expired October 15, 2000 and the 90 day renewal has been exercised. Estimated cleanup costs, should they become the responsibility of United Bank, are not material to the business or financial condition of the Bank and have been set up as an allowance against the property’s value on the Corporation’s consolidated balance sheet.

ALLOWANCE FOR LOAN LOSSES

The provision for loan losses for the third quarter of 2000 was $128, a decrease of $433, or 77.2%, from the same period in 1999. On a year-to-date basis, the provision for loan losses was $498, a decrease of $1,351, or 73.1%, from the same period in 1999. At September 30, 2000, the allowance for loan losses as a percentage of loans outstanding was 1.47% compared to 1.70% at December 31, 1999.

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

U N B   C O R P.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Net charge-offs for the period ending September 30, 2000 were 0.13% as compared to 0.04% for the same period in 1999. This increase was the result of increased seasonal charge-offs of indirect boat and recreational vehicle loans and charge-offs of commercial loans. A detailed analysis of the allowance for loan losses for the nine months ended September 30, 2000, and September 30, 1999, is as follows:

	2000	1999

Balance at January 1,	$13,174	$11,172

Charge-Offs (Domestic):

Commercial, Financial, Agricultural	466	40

Real Estate — Commercial	—	—

Real Estate — Residential	8	—

Aircraft	—	—

Consumer Loans	1,215	949

Total Charge-Offs	1,689	989

Recoveries (Domestic):

Commercial, Financial, Agricultural	126	40

Real Estate — Commercial	—	—

Real Estate — Residential	—	33

Aircraft	—	—

Consumer Loans	510	660

Total Recoveries	636	733

Net Charge-Offs	1,053	256

Provision for loan losses	498	1,849
Balance at September 30,	$12,619	$12,765

Ratio of year-to-date net charge-offs to year-to-date average loans outstanding	0.13%	0.04%

Allowance as a percentage of total loans	1.47%	1.71%

The allowance for loan losses is allocated among the major loan categories based on historical loss factors as well as the level and trends in delinquencies, chargeoffs and recoveries. The following table sets forth the Corporation’s allocation of the allowance for loan losses as of September 30, 2000 and December 31, 1999:

	September 30, 2000	December 31,1999

Commercial	$5,525	$5,798

Commercial real estate	2,155	1,795

Aircraft	1,668	1,020

Residential real estate	224	206

Consumer	2,343	2,859

Unallocated	704	1,496

Total	$12,619	$13,174

ASSET QUALITY

At September 30, 2000, impaired loans were $4,517, an increase of $3,566 from December 31, 1999. The amount of allowance allocated to impaired loans increased from $665 at December 31, 1999 to $989 at September 30, 2000 due to a number of loans being reclassified during the second quarter of 2000 as a result of an early

U N B   C O R P.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

detection program instituted in the loan review system. Nonperforming assets, which include non-accrual loans, accruing loans past due 90 days or more, restructured loans and other real estate owned were $1,931 at September 30, 2000 compared to $2,337 at December 31, 1999, a decrease of $406, or 17.4%. The following table presents the amounts of nonperforming assets and pertinent ratios as of the dates indicated:

	September 30,	December 31,	September 30,
	2000	1999	1999

Non-accrual loans	$1,419	$1,636	$1,595

Accruing loans past due 90 days or more	144	353	147

Restructured loans	8	23	183

Other real estate owned	360	325	325

Total nonperforming assets	$1,931	$2,337	$2,250

Total nonperforming assets as a percentage of total loans and other real estate owned	0.22%	0.30%	0.30%

The ratio of nonperforming loans to total loans outstanding at September 30, 2000 of 0.18% is an eight basis point improvement from year-end 1999. Also, this ratio compares favorably to the ratio for the Corporation’s peers, all bank holding companies with consolidated assets between $1 billion and $3 billion, which stands at 0.62% at June 30, 2000, the most current data available.

LIQUIDITY

Management ensures the liquidity position of the Corporation is adequate to meet the credit needs and cash demands of its borrowers and depositors as well as maintain reserve requirements. This is accomplished through the Corporation’s ability to readily convert assets to cash and raise funds in the market place in a timely and cost effective manner. Total cash, federal funds sold, investments and mortgage-backed securities available for sale of $146,348 represent 14.2% of total assets at September 30, 2000. Of the investments available for sale, $22,584 are held in U.S. Treasury and Agency securities, 64.4% of which mature within one year. Approximately $105,090 of total Corporate securities are pledged as collateral to secure public fund deposits, sweep or term repurchase agreements or other obligations. The Corporation’s ability to raise funds in the market place is provided by the Bank’s branch network, in addition to the availability of Federal Home Loan Bank (FHLB) advance borrowings, brokered deposits, Federal funds purchased and securities sold under agreement to repurchase.

The liquidity needs of the Parent Company, primarily cash dividends, treasury stock purchases and vendor and tax payments, are met through cash, investments in the Parent Company, dividends from the Bank and borrowings from a third party financial institution.

FORWARD LOOKING STATEMENTS

Certain statements contained in this report that are not historical facts are forward looking statements that are subject to certain risks and uncertainties. When used herein, the terms “anticipates,” “plans,” “expects,” “believes,” and similar expressions as they relate to UNB Corp. or its management are intended to

U N B   C O R P.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

identify such forward looking statements. UNB Corp.’s actual results, performance or achievements may materially differ from those expressed or implied in the forward looking statements. Risks and uncertainties that could cause or contribute to such material differences include, but are not limited to, general economic conditions, interest rate environment, competitive conditions in the financial services industry, changes in law, governmental policies and regulations, and rapidly changing technology affecting financial services.

U N B   C O R P.

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

The Corporation makes a number of assumptions when calculating its gap position. The most significant assumption is the assignment of deposit balances without a stated maturity date to specific time frames. Since these deposits are subject to withdrawal on demand, and have rates that can be changed at any time, they could be considered immediately repriceable and assigned to the shortest maturity, resulting in a significant level of liability sensitivity. However, actual practice indicates that balances are withdrawn and replaced over a much longer time frame, and rates are modified less frequently and in smaller increments than changes which occur in financial market rates. To compensate for these extremes, the Corporation uses multiple deposit distribution assumptions to provide a range of interest rate risk measurements that it uses as a guide for managing various assets and liabilities. As of September 30, the Corporation’s modified twelve month cumulative gap was at –3.02% compared to –3.98% in the previous period, indicating a moderately liability sensitive position.

One of the shortcomings of the gap analysis is that the use of a static balance sheet results in a measure of interest rate risk at one specific point in time. Simulation analysis provides a more dynamic interpretation of the impact of rates on the Corporation’s forecasted income and net present value of assets, liabilities and capital. The Corporation makes certain assumptions regarding the level of interest rates, prepayments on assets with imbedded options including

U N B   C O R P.

Quantitative and Qualitative Disclosures About Market Risk (continued)

loans and asset backed securities, and the behavior of deposits without contractual maturity dates. These assumptions, in addition to actual rates and maturity and repricing dates on loans, investments and deposits, are incorporated into a computer model which calculates forecasted net income and discounts the projected cash flows of rate sensitive assets and liabilities to determine the present value of the Corporation’s capital. The model then applies a predetermined immediate parallel increase or decrease in the level of interest rates to forecast the impact on both net interest income and capital one year forward. While this methodology provides a more comprehensive appraisal of interest rate risk, it is not necessarily indicative of actual or expected financial performance. Changes in interest rates that affect the entire yield curve equally at a single point in time are not typical. The residential mortgage prepayment assumptions are based on industry medians and could differ from the Corporation’s actual results due to non-financial prepayment incentives and other local factors. The behavior of depositors is based on an analysis of historical changes in balances and might not fully reflect current attitudes toward other investment alternatives. Moreover, the model does not include any interim changes in strategy the Corporation might instate in response to shifts in interest rates.

At September 30, 2000, the Corporation’s interest rate shock analysis forecasted a 6.22% increase in the market value of equity in response to a decrease of 200 basis points in market rates and a 4.77% decrease in the market value of equity based on a corresponding increase in market rates. The model results indicate that the Corporation would benefit from a decrease in rates, subject to the limitations and assumptions previously discussed.

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

The Corporation has two pay-fixed amortizing interest rate swaps executed as hedges against fixed rate mortgages held in the portfolio, one initiated in 1993 and the other in 1998. The net cash flows and market values of the swaps move inversely with those of the fixed rate loans in the portfolio, which reduces the Corporation’s exposure to changing interest rates. If rates rise, the Corporation receives net cash flows from the swaps which compensates for the opportunity loss of holding an asset with a below market yield. Alternatively, the increase in the market value of the swaps would balance the loss on the mortgage loans if the loans were sold. If rates fall, the net cash flows given up are offset by the increased value of assets with an above market yield. The gain that would be realized on the sale of the loans would counteract the loss on the termination of the interest rate swaps. At the end of September, the swaps had a combined net gain of $194 on outstanding notional principal of $13,692.

U N B   C O R P.

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

Item 4 — Submission of Matters to a Vote of Security Holders

During the quarter ended September 30, 2000, there were no matters submitted to a vote of shareholders.

Item 5 — Other Information

On September 8, 2000, UNB Corp.’s election to become a Financial Holding Company was acknowledged by the Board of Governors of the Federal Reserve System. This new designation was created by the passage of the Gramm-Leach-Bliley Act last November, and authorized financial holding companies to engage in any activity that is financial in nature or incidental to financial activities.

Item 6 — Exhibits and Reports on Form 8-K

A.
Exhibit
	Number	Exhibit

	27.1	Financial Data Schedule for the nine months ended September 30, 2000(1)
	27.2	Financial Data Schedule for the nine months ended September 30, 1999(1)
B.		Reports — Form 8-K — No reports on Form 8-K were filed by the Registrant during the nine months of 2000.

(1)  Filed only in electronic format pursuant to Item 601(b)(27) of Regulation S-K.

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UNB CORP.

(Registrant)

Date 11/10/00	/s/ James J. Pennetti

James J. Pennetti (Duly authorized officer and Treasurer, UNB Corp.)