Form 10-K405
period 2000-12-31
UNB CORP/OH
filed 2001-03-28
CIK 746481

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2000

Commission File Number 0-13270

UNB Corp.
(Exact name of Registrant as specified in its charter)

Ohio State of incorporation	34-1442295 (IRS Employer Identification No.)

220 Market Avenue South, Canton, Ohio (Address of principal executive offices)	44702 (Zip Code)

Registrant’s telephone number, including area code: (330) 454-5821

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $1.00 Stated Value (Title of Class)	Nasdaq Stock Market Name of Exchange on which Registered

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  X     No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the voting stock held by non-affiliates of the Registrant as of February 28, 2001: $153,897,016.

The number of shares outstanding of the Registrant’s common stock, as of February 28, 2001: 10,433,696 shares of $1.00 per share stated value common stock.

Portions of the 2000 UNB Corp.  Annual Report to Shareholders (Exhibit 13) are incorporated into Part I, Item 1(e), Item 2, and Part II, Items 5, 6, 7, 7a and 8. Portions of the Definitive Proxy Statement of UNB Corp. Form DEF 14-A) dated March 9, 2001 and Notice of Annual Meeting of Shareholders to be held on April 24, 2001, are incorporated into Part III, Items 10, 11, 12, and 13.

UNB Corp.
Form 10-K
2000

PART I

Item 1 — Business

a.	General Development of Business

UNB Corp. (Registrant) was incorporated under the laws of the State of Ohio during 1983. Its principal business is to act as a financial holding company for United National Bank & Trust Co. (Bank). Effective October 1, 1984, in a transaction accounted for as an internal reorganization, the Registrant acquired all of the outstanding stock of United National Bank & Trust Co. The Corporation exchanged two shares of common stock for each previously outstanding share of the United National Bank & Trust Co. The Registrant did not have any operations prior to the business combination. UNB Corp. is registered under the Bank Holding Company Act of 1956, as amended. A substantial portion of UNB Corp.’s revenue is derived from cash dividends paid by the Bank. At December 31, 2000, UNB Corp. and its affiliates had total consolidated assets of $1,053.9 million and total consolidated shareholders’ equity of $75.9 million.

b.	Financial Information About Industry Segments

The Registrant and its subsidiary bank are engaged in commercial and retail banking. Reference is hereby made to Item 1(e), “Statistical Disclosure”, and Item 8 of this Form 10-K for financial information pertaining to the Registrant’s banking business.

c.	Description of UNB Corp.’s Business

UNB Corp.’s main affiliate, United National Bank & Trust Co., is a full-service banking organization with 21 banking offices offering a wide range of commercial, retail and fiduciary banking services primarily to customers in northern Stark, southern Summit and western Wayne counties of Ohio. The Aircraft Finance Group of the Bank maintains a local sales office in Stark county as well as three regional offices in Sacramento, California; Orlando, Florida; and Wichita, Kansas which generate loans nationally. United Banc Financial Services, Inc. operates a loan office in Stark county.

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

The Trust Department provides fiduciary services in the areas of employee benefit trusts, personal trusts, investment management services and in-house brokerage operations including fee-based financial planning, mutual funds, stocks, bonds and insurance products. In 2000, United Financial Advisors was established to provide brokerage services that were previously provided by a third party vendor. Services provided include comprehensive financial planning, managed asset plans, individual equities, corporate bonds, government securities, municipal bonds, mutual funds, fixed and variable annuities and life insurance.

Other miscellaneous products and services provided by the Bank include ATM access, safe deposit boxes, night deposits, United States savings bonds, traveler’s checks, money orders and cashier checks, electronic and online banking services, wire transfer service, selected utility bill payments, collections and notary services. In addition, the Bank has correspondent relationships with major banks in New York, Pittsburgh and Detroit pursuant to which the Bank receives and provides to its customers various financial services.

The Bank’s primary lending area consists of Stark county, Ohio, and its contiguous counties, with the exception of aircraft financing which encompasses a national market. Loans outside the primary lending area are considered for creditworthy applicants. Lending decisions are made in accordance with written loan policies designed to maintain loan quality.

During the second quarter of 1998, the Bank acquired the aircraft financing group and $35.4 million in loan balances from Bank One. The Aircraft Finance Group fits with the Bank’s expertise in fulfilling the financial needs of businesses and high net-worth individuals. It also allows the Corporation to take advantage of opportunities outside its traditional geographic market. The sales staff possesses significant experience in aircraft financing and the target market consists of high income/net worth individuals for pleasure and business use and operators using general aviation aircraft for freight and cargo hauling, flight training, charter and rental services. Loans acquired were both fixed and fixed rate with floating rate conversion features. Outstanding aircraft loan balances at December 31, 2000 were $138.7 million.

In 1997, UNB Corp. received permission from the State of Ohio Department of Commerce, Division of Consumer Finance, for a license to establish and operate a consumer finance company, regulated under the Ohio Mortgage Loan Act, as a wholly owned subsidiary of the Corporation. United Banc Financial Services, Inc. was capitalized with a $500,000 investment in June, 1997 and began operations on July 1, 1997. Its products include real estate and non-real estate secured loans, as well as personal note loans and indirect retail loans. At December 31, 2000, total loans outstanding, net of unearned income, were $7.4 million, an increase of $1.8 million or 32.1% from December 31, 1999. Real estate lien products accounted for 87.8% of outstandings while the remaining 12.2% is derived from personal and retail, non-real estate loans. In addition to the extensions of credit, United Banc Financial Services also earned fee income through the brokering of non-conforming mortgage loans. Beginning in December 2000, the brokering of non-conforming loans was transferred from United Banc Financial Services to the Bank. The results of operations for United Banc Financial Services for 2000 did not have a material impact on the earnings of UNB Corp.

UNB Corp.’s revenues from loans accounted for 77.4% of consolidated revenues in 2000, compared with 71.8% in 1999 and 71.9% in 1998. Revenues from interest and dividends on securities and mortgage-backed securities accounted for 8.4%, 9.3%, and 11.2% of consolidated revenues in 2000, 1999 and 1998, respectively.

Effective July 20, 1999, the State of Ohio granted a license to UNB Corp.’s affiliate United Insurance Agency, Inc., which was chartered on August 23, 1990. The license allows the affiliate to engage in the issuance of life, accident and health, mortgage, property and casualty, surety, marine insurances and variable annuities. The addition of this affiliate is anticipated to aid UNB Corp. in its ability to compete with other providers of financial services in offering its customers a more complete line of financial products to satisfy their financial needs. The results of operations for United Insurance Agency, Inc. did not have a material impact on the earnings of UNB Corp. in 2000.

The business of UNB Corp. is not seasonal to any material degree, nor is it dependent upon a single or small group of customers whose loss would result in a material adverse effect on the Registrant or its subsidiaries.

Regulation and Supervision

UNB Corp. is registered as a financial holding company under the Bank Holding Company Act (the Act) of 1956, as amended, and is subject to the reporting requirements of, and examination and regulation by, the Board of Governors of the Federal Reserve system (Federal Reserve Board). Prior approval of the Federal Reserve is required in any case where a financial holding company proposes to acquire direct or indirect ownership or control of more than five percent of the voting stock, or substantially all of the assets, of any other financial holding company. The Act also prohibits a financial holding company, with certain exceptions, from acquiring more than five percent of the voting stock of any company that is not a bank and from engaging in any business other than banking or managing or controlling banks. The Federal Reserve is authorized to approve the ownership of shares by a financial holding company in any company the activities of which the Federal Reserve has determined to be so closely related to banking or to managing or controlling banks as to be a proper incident thereto. The Federal Reserve has by regulation determined that certain activities are closely related to banking within the meaning of the Bank Holding Company Act. These activities include among others, operating a mortgage company or finance company; performing certain data processing operations; providing investment and financial advice and acting as an insurance agent for certain types of credit-related insurance.

In November of 1999, the Gramm-Leach-Bliley, or Financial Services Modernization Act was enacted, amending the Bank Holding Company Act of 1956, modernizing the laws governing the financial services industry. This Act contains a variety of provisions of benefit to the banking industry, including language which greatly expands the powers of banks and bank holding companies by authorizing a bank holding company to affiliate with any financial company and cross-sell an affiliate’s products, thus allowing such a company to offer its customers any financial product or service. The Act expands the number of permissible activities to include a wide variety of financial activities; any activity in the future not already included in the list that the Federal Reserve and the Treasury Department consider financial in nature or incidental to financial activities; and any activity that the Federal Reserve determines is complementary to a financial activity and which does not pose a substantial safety and soundness risk. In addition, the Act fully closes the unitary thrift loophole which permits commercial companies to own an operate thrifts, reforms the Federal Home Loan Bank System to significantly increase community banks’ access to loan funding and protects banks from discriminatory state insurance regulation. The Act also includes new provisions in the privacy area, restricting the ability of financial institutions to share nonpublic personal customer information with third parties.

UNB Corp. is under the jurisdiction of the Securities and Exchange Commission for matters relating to its securities and is subject to the disclosure and regulatory requirements of the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended, as administered by the Commission regulation. UNB Corp. is also listed on The Nasdaq Stock Market under the trading symbol of “UNBO” and is subject to the rules of Nasdaq.

Subsidiary banks of a financial holding company are subject to certain restrictions imposed by the Federal Reserve Act on transactions with affiliates, including any loans or extensions of credit to the financial holding company or any of its subsidiaries, investments in the stock or other securities thereof and the taking of such stock or securities as collateral for loans to any borrower; the issuance of guarantees, acceptances or letters of credit on behalf of the financial holding company and its subsidiaries; purchases or sales of securities or other assets; and the payment of money or furnishing of services to the financial holding company and other subsidiaries. Banks and financial holding companies are prohibited from engaging in certain tie-in arrangements in connection with extensions of credit or provision of property or services.

As a national bank, United National Bank & Trust Co. is supervised and regulated by the Office of the Comptroller of the Currency (OCC). The deposits of the Bank are insured by the Bank Insurance Fund (BIF) while deposits purchased from savings and loans in 1994 and 1991 are insured by the Savings Association Insurance Fund (SAIF) of the Federal Deposit Insurance Corporation (FDIC). The Bank is subject to the applicable provisions of the Federal Deposit Insurance Act. Various requirements and restrictions under the laws of the United States and the State of Ohio affect the operations of the Bank, including requirements to maintain reserves against deposits, restrictions on the nature and amount of loans which may be made and the interest which may be charged thereon, restrictions relating to investments and other activities, limitations on credit exposure to correspondent banks, limitations on activities based on capital and surplus, limitations on payment of dividends, and limitations on branching. Under current laws, the Bank may establish branch offices throughout the State of Ohio. The Interstate Banking and Branching Efficiency Act of 1994, permits nationwide interstate banking and branching. “Adequately capitalized” and “well managed” financial holding companies may acquire a bank in any state, subject to certain limitations. In addition, effective June 1997, such interstate financial holding companies can consolidate banks owned in multiple states into a single branch network, or acquire out-of-state banks as branches. De novo interstate branching is not authorized, unless the law of other states specifically authorize it.

The Corporation and the Bank are subject to regulatory capital requirements administered by federal banking agencies. Capital adequacy guidelines and prompt corrective action regulations involve quantitative measures of assets, liabilities and certain off-balance-sheet items calculated under regulatory accounting practices. The regulations provide five different classifications of capitalization, with “prompt corrective actions” and significant operational restrictions imposed on institutions that are capital deficient under the classifications. The five classifications are well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized.

To be considered well capitalized an institution must have a risk-based capital ratio of 10%, a Tier 1 capital ratio of 6% and a leverage ratio of 5%. To be considered adequately capitalized an institution must have a risk-based capital ratio of 8%, a Tier 1 capital ratio of 4% and a leverage ratio of 4%. Institutions are required to monitor closely their capital levels and to notify their appropriate regulatory agency of any basis for a change in capital category. Failure to meet the capital guidelines could subject a banking institution to a variety of enforcement remedies available to federal regulatory authorities.

UNB Corp.’s risk-based capital ratio declined from 10.4% at year-end 1999 to 10.0% at year-end 2000. The decline in this ratio was the result of growth in the loan portfolio as well as off-balance sheet commitments of greater than one year out pacing the growth in shareholders’ equity due to the continued repurchase of treasury stock. As of December 31, 2000, UNB Corp. had a Tier 1 capital ratio of 8.6% and a Leverage ratio of 7.0%, both of which substantially exceed minimum regulatory requirements.

The ability of UNB Corp. to obtain funds for the payment of dividends and for other cash requirements is largely dependent on the amount of dividends that may be declared by the Bank. Banking regulations require maintaining certain capital levels and may limit the dividends paid by the Bank to the holding company or by the holding company to shareholders. Generally, dividends are limited to the current and prior two year’s retained earnings. Payment of dividends by the Bank may be restricted at any time at the discretion of the regulatory authorities, if they deem such dividends to constitute an unsafe and/or unsound banking practice or if necessary to maintain adequate capital for the Bank. These provisions could have the effect of limiting the Corporation’s ability to pay dividends on its outstanding common shares. These restrictions do not presently limit the Corporation from paying normal dividends.

Management is not aware of any recommendations by regulatory authorities which, if they were implemented, would have a material effect on UNB Corp.

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

Competition

UNB Corp. and its affiliates compete with other state, regional and national banks that do business within Stark, Summit and Wayne counties of Ohio. UNB Corp. and its affiliates also compete with a large number of other financial institutions, such as savings and loan associations, savings banks, insurance companies, consumer finance companies, credit unions, mortgage banking companies, and commercial finance and leasing companies, for deposits, loans and financial services business. Mergers between financial institutions have added to the competitive pressure. In addition, mutual funds, brokerage houses, and similar organizations provide many of the financial services offered by UNB Corp.’s affiliates. In the opinion of management, the principal methods by which UNB Corp. and its affiliates compete with other financial services providers are by being a client driven organization, which meets the financial needs of clients by adding value to each customer related activity through superior execution delivered with integrity which builds long-term customer relationships based on the fundamentals of reliability, privacy and stability. Competitive advantage is maintained by the availability, pricing and unique features of loan, deposit, borrowing and other financial products and services as well as the convenience of multiple distribution channels which include stand-alone financial centers, traditional retail outlets, telephone banking, electronic and online banking and ATM banking.

Effects of Compliance with Environmental Protection Regulations

Compliance with Federal, State and local provisions regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment has not had a material effect upon the capital expenditures, earnings or competitive position of UNB Corp. or its subsidiaries. UNB Corp. anticipates, based on the nature of its business, that it will have no material capital expenditures for the purpose of protecting the environment in the foreseeable future. From time to time the Bank may be required to make capital expenditures for environmental control facilities related to properties acquired through foreclosure proceedings.

The Bank continued in its efforts to resolve the legal proceedings and dispose of the environmentally contaminated seven and one half acre parcel of real estate acquired through foreclosure. The property is located in the northwest quadrant of Stark county. A large national petroleum company, owner of the facility at the date it was taken out of service, is the party responsible for the contamination cleanup according to the State of Ohio’s Bureau of

Underground Storage Tanks (BUSTER) regulations. After review of several environmental assessments by the Bank and the petroleum company which were filed with BUSTER, the agency agreed with the petroleum company’s findings which indicated that the levels of contaminants were such that immediate remediation was not required. BUSTER determined that the findings indicated the contamination will remediate itself over time and issued a one year extension on any formal remediation plan. That extension expired in the third quarter of 1998. In 2000, negotiations for the sale of the property have resulted in a purchase contract. The purchase contract allows for the purchase of the property by the fourth quarter 2001 and is subject to resolving the contamination issue. The Bank has requested a No Further Action ruling from BUSTER. Estimated cleanup costs, should they become the responsibility of the Bank, are not material to the business or financial condition of the Bank and have been set up as an allowance against the property’s value on the Corporation’s consolidated balance sheet.

Employees

As of December 31, 2000, UNB Corp. and its subsidiaries had 337 full-time equivalent employees. UNB Corp. and its subsidiaries are not a party to any collective bargaining agreement and management considers its relationship with its employees to be good.

d.	Financial Information About Geographic Areas

UNB Corp. and its subsidiaries do not have any offices located in foreign countries and they have no foreign assets, liabilities, or related income and expense for the years presented.

e.	Statistical Disclosure

The following section contains certain financial disclosures related to the Registrant as required under the Securities and Exchange Commission’s Industry Guide 3, “Statistical Disclosures by Bank Holding Companies”, or a specific reference as to the location of the required disclosures in the Registrant’s 2000 Annual Report to Shareholders, portions of which are incorporated in this Form 10-K by reference.

UNB CORP.’S STATISTICAL INFORMATION

I.	DISTRIBUTION OF ASSETS, LIABILITIES, AND SHAREHOLDERS’ EQUITY; INTEREST RATES AND INTEREST DIFFERENTIAL

A. & B.	Average balance sheet information and the related analysis of net interest income for the years ended December 31, 2000, 1999 and 1998 is included in Table 4 —“Average Balance Sheet and Related Yields”, within Management’s Discussion and Analysis of Financial Condition and Results of Operations found on page 20 of the Registrant’s 2000 Annual Report to Shareholders and is incorporated into this Item I by reference.

All interest is reported on a fully tax equivalent basis using a marginal tax rate of 35%. Nonaccruing loans, for the purpose of the computations, are included in the daily average loan amounts outstanding. Loan fees in the amount of $2.4 million, $2.1 million and $1.9 million were included in interest on loans for the years ended December 31, 2000, 1999, and 1998, respectively.

C.	Tables setting forth the effect of volume and rate changes on interest income and expense for the two years ended December 31, 2000 and 1999 are included in Table 2 —“Changes in Net Interest Differential —Rate/Volume Analysis”, within Management’s Discussion and Analysis of

Financial Condition and Results of Operations found on Page 18 of UNB Corp.’s 2000 Annual Report to Shareholders and is incorporated into this Item I by reference. For purposes of these tables, changes in interest due to volume and rate were determined as follows:

Volume Variance —change in volume multiplied by the previous year’s rate.

Rate Variance —change in rate multiplied by the previous year’s volume.

Rate/Volume Variance —change in volume multiplied by the change in rate.

The rate/volume variance was allocated to volume variance and rate variance in proportion to the relationship of the absolute dollar amount of the change in each.

II.	SECURITIES PORTFOLIO

A.	Securities

The carrying value of securities and mortgage-backed securities at the dates indicated are summarized below:

	December 31,

(Dollars in thousands)	2000	1999	1998

U.S. Treasury securities and securities of U.S. government agencies and corporations	$32,602	$33,439	$34,309

Obligations of states and political subdivisions	4,265	1,908	-

Mortgage-backed securities	78,721	81,842	81,504

Other securities	15,303	16,488	18,636

Total securities and mortgage-backed securities	$130,891	$133,677	$134,449

B.	The carrying value and weighted average interest yield for each security category listed in Part A at December 31, 2000 which are due (1) in one year or less, (2) after one year through five years, (3) after five years through ten years, and (4) after ten years are presented in Note 2 - Securities, found on page 41 in the Notes to Consolidated Financial Statements in UNB Corp.’s 2000 Annual Report to Shareholders and is incorporated herein by reference. The weighted average yields have been computed by dividing the total interest income adjusted for amortization of premiums or accretion of discount over the life of the security by the par value of the security outstanding. The weighted average yields of tax-exempt obligations are presented on a non-taxable basis, prior to adjustment to a fully tax equivalent basis or consideration of related non-deductible interest expense.

C.	At December 31, 2000, there were no holdings of securities of any one issuer, other than the U.S. government and its agencies and corporations, in an amount greater than 10% of shareholder’s equity of the Registrant.

III.	LOAN PORTFOLIO

A.	Types of Loans —Total loans on the balance sheet were comprised of the following classifications at December 31,

(Dollars in thousands)	2000	1999	1998	1997	1996

Commercial	$112,263	$98,775	$80,618	$84,737	$78,563

Commercial real estate	121,677	100,205	83,036	70,896	65,875

Aircraft	138,696	115,301	65,530	—	—

Residential real estate	260,088	235,345	234,696	260,190	242,652

Consumer loans	239,291	225,194	207,553	214,595	230,512

Total loans	$872,015	$774,820	$671,433	$630,418	$617,602

B.	Maturities and Sensitivities of Loans to Changes in Interest Rates —The following is a schedule of contractual maturities and repayments, excluding residential real estate mortgage and consumer loans, as of December 31, 2000:

(Dollars in thousands)
Commercial, Commercial Real
Estate and Aircraft Loans

Due in one year or less	$49,425

Due after one year, but within five years	114,104

Due after five years	209,107

Total	$372,636

The following is a schedule of fixed and variable rate commercial, commercial real estate and aircraft loans due after one year (variable rate loans are loans with floating or adjustable interest rates):

(Dollars in thousands)	Fixed	Variable
	Interest Rates	Interest Rates

Total commercial, commercial real estate

and aircraft loans due

after one year	$106,251	$216,960

C.	Risk Elements

1.	Nonaccrual, Past Due and Restructured Loans —The following schedule summarizes nonaccrual, past due, and restructured loans:

(Dollars in thousands)	2000	1999	1998	1997	1996

Nonaccrual loans	$2,945	$1,636	$1,300	$854	$708

Accrual loans past due 90 days	196	353	187	91	130

Restructured loans	3	23	203	424	237

Total	3,144	2,012	1,690	1,369	1,075

Potential problem loans	4,914	3,121	2,147	1,722	1,699

Total	$8,058	$5,133	$3,837	$3,091	$2,774

For the year ended December 31, 2000, $56,200 of interest income would have been earned under the original terms on those loans classified as nonaccrual had they been current in accordance with their original terms and had been outstanding throughout the period or since origination. The amount of interest income on nonaccrual loans at December 31, 2000 that was included in net income for the year ended December 31, 2000 was $118,400.

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

At December 31, 2000, loans totaling $3.9 million were classified as impaired.

2.	Potential Problem Loans —As shown in the table above, at December 31, 2000, there were approximately $4.9 million of loans not otherwise identified that were included on management’s watch list. Management’s watch list includes both loans which management has some doubt as to the borrowers’ ability to comply with the present repayment terms and loans which management is actively monitoring due to changes in the borrowers’ financial condition. These loans and their potential loss exposure have been considered in management’s analysis of the adequacy of the allowance for loan losses.

3.	Foreign Outstandings —There were no foreign outstandings at December 31, 2000, 1999, or 1998.

4.	Loan Concentrations —As of December 31, 2000, indirect installment loans comprised 15.8% of total loans outstanding. These loans were made to individual consumers and were bought from a dealer network, which in 2000 included 112 dealers, the largest of which was responsible for 6.5% of the paper bought in 2000. There were no additional concentrations of loans greater than 10% of total loans that are not otherwise disclosed as a category of loans pursuant to Item III. A. above. Also, refer to Note 1, Concentrations of Credit Risk, found on Page 38 of the 2000 Annual Report incorporated herein by reference.

5.	No material amount of loans that have been classified by regulatory examiners as loss, substandard, doubtful, or special mention have been excluded from the amounts disclosed as nonaccrual, past due 90 days or more, restructured, or potential problem loans.

D.	Other Interest Bearing Assets —As of December 31, 2000, there were no other interest bearing assets that would be required to be disclosed under Item III C.1 or 2 if such assets were loans. UNB Corp. had Other Real Estate Owned at December 31, 2000, in the amount of $394,000.

IV.	SUMMARY OF LOAN LOSS EXPERIENCE

A.	The following schedule presents an analysis of the allowance for loan losses, average loan data, and related ratios for the years ended December 31,

(Dollars in thousands)	2000	1999	1998	1997	1996

Average loans outstanding during the period (net of unearned income)	$833,856	$717,320	$651,320	$629,514	$582,418

Allowance for loan losses at beginning of year	$13,174	$11,172	$9,650	$8,335	$7,242

Loans charged off:

Commercial	477	80	125	258	106

Commercial real estate	—	—	—	—	—

Aviation	125	—	—	—	—

Residential real estate	29	—	135	15	156

Consumer loans	1,636	1,327	2,137	2,638	2,900

Total charge-offs	2,267	1,407	2,397	2,911	3,162

Recoveries:

Commercial	129	52	46	190	5

Commercial real estate	—	—	—	8	39

Aviation	—	—	—	—	—

Residential real estate	—	34	135	86	71

Consumer loans	678	898	990	1,013	1,000

Total recoveries	807	984	1,171	1,297	1,115

Net charge-offs	1,460	423	1,226	1,614	2,047

Provision for loan loss charged to operations	1,046	2,425	2,748	2,929	3,140

Allowance for loan losses at end of year	$12,760	$13,174	$11,172	$9,650	$8,335

Ratio of net charge-offs to average loans, net of unearned income	0.18%	0.06%	0.19%	0.26%	0.35%

The allowance for loan losses balance and the provision charged to expense are judgmentally determined by management based upon the periodic review of the loan portfolio; an analysis of impaired loans; past loan loss experience; current economic conditions; and various other circumstances which are subject to change over time. In making this judgment, management reviews selected large loans as well as delinquent loans, nonaccrual loans, problem loans, and loans to industries experiencing economic difficulties. The collectibility of these loans is evaluated after considering the current financial position of the borrower, the estimated market value of the collateral, guarantees, and the Corporation’s collateral position versus other creditors. Judgments, which are necessarily subjective, as to the probability of loss and the amount of such loss, are formed on these loans, as well as other smaller balance, homogeneous loans in the aggregate. The reduction in provision from 1999 to 2000 was possible due to the fact that asset growth was concentrated within product lines that historically have had, for UNB Corp., high credit quality characteristics, specifically commercial, commercial real estate and the home equity segment of the consumer loan portfolio. Net charge-offs for 2000 were $1.5 million, an increase of $1.1 million from 1999 levels.

B.	The following schedule is a breakdown of the allowance for loan losses allocated by type of loan and related ratios:

	Allocation of the Allowance for Loan Losses

		Percentage of		Percentage of
		Loans in Each		Loans in Each
	Allowance	Category to	Allowance	Category to
	Amount	Total Loans	Amount	Total Loans

(Dollars in
thousands)
	December 31, 2000		December 31, 1999

Commercial	$5,063	12.9%	$5,798	12.7%

Commercial real

estate	2,149	14.0	1,795	12.9

Aviation	2,761	15.9	1,020	14.9

Residential real

estate	230	29.8	206	30.4

Consumer	2,284	27.4	2,859	29.1

Unallocated	273	—	1,496	—

Total	$12,760	100.0%	$13,174	100.0%

	December 31, 1998		December 31, 1997

Commercial	$4,899	12.0%	$3,344	13.5%

Commercial real

estate	1,921	12.4	781	11.2

Aviation	611	9.8	—	—

Residential real

estate	235	34.9	261	41.3

Consumer	2,082	30.9	2,316	34.0

Unallocated	1,424	—	2,948	—

Total	$11,172	100.0%	$9,650	100.0%

	December 31, 1996

Commercial	$2,064	12.7%

Commercial real

estate	663	10.7

Aviation	—	—

Residential real

Consumer	4,420	37.3

Unallocated	944	—

Total	$8,335	100.0%

The loan loss allowance allocated to impaired loans was $909,000 and $665,000 at year-end 2000 and 1999, respectively. At December 31, 1998 and 1997, there were no specific allocations to any loan category in connection with compliance with SFAS No. 114 since the loans had sufficient collateral to cover their impaired balances. At December 31, 1996, $135,000 was specifically allocated to commercial loans in connection with the adoption of SFAS No. 114.

While management’s periodic analysis of the adequacy of the allowance for loan loss may allocate portions of the allowance for specific problem loan situations, the entire allowance is available for any loan charge-offs that occur.

V.	DEPOSITS

The following is a schedule of average deposit amounts and average rates paid on each category for the periods included:

(Dollars in thousands)	Years Ended December 31,

	2000		1999		1998

	Amount	Rate	Amount	Rate	Amount	Rate

Noninterest bearing demand deposits	$97,335	-.-	$92,336	-.-	$89,305	-.-

Interest bearing demand deposits	74,738	1.52%	78,465	1.25%	79,669	1.58%

Savings	250,746	4.71	215,642	3.53	197,971	3.42

Certificates and other time deposits	381,331	5.90	322,647	5.67	295,555	5.67

	$804,150		$709,090		$662,500

The following table summarizes time deposits issued in amounts of $100,000 or more as of December 31, 2000 by time remaining until maturity:

(Dollars in thousands)
Maturing in:

Under 3 months	$18,327

Over 3 to 6 months	9,448

Over 6 to 12 months	20,881

Over 12 months	23,238

$71,894

VI.	RETURN ON EQUITY AND ASSETS

Information required by this section is incorporated by reference to the information appearing under the caption “Five Year Summary of Selected Data” located on Page 13 of UNB Corp’s 2000 Annual Report to Shareholders.

VII.	SHORT-TERM BORROWING

Information required by this section is found in Note 7 —“Short-Term Borrowings” on Page 43 of UNB Corp.’s 2000 Annual Report to Shareholders, Exhibit 13 to this Form 10-K, incorporated herein by reference.

Item 2 — Properties

UNB Corp.
UNB Corp.’s executive offices are located on the second floor of the United Bank Plaza, at 220 Market Avenue, South, Canton, Ohio that is leased from 220 Market Avenue Tenancy (Market Avenue, LLC).

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

In addition to the leased branch locations, the Bank also leases the office space occupied by the Mortgage Loan Department at 4895 Portage Street, N.W. in North Canton, Ohio. The term of the lease for the Mortgage Loan office runs through March, 2007. Space is also leased for United Financial Advisors at 4667 Whipple Avenue and the term of the lease runs through April, 2003.

United Bank Center, at 624 Market Avenue, N., Canton, Ohio, is owned by the Bank and houses various administrative and operational departments of the Bank. There is no mortgage debt owing on any of the above property owned by the Bank.

The Aircraft Finance Group has four office locations, all of which are leased with various expiration dates through April, 2006. This group is headquartered in offices at the United Bank Building and includes three regional offices located in Wichita, Kansas; Sacramento, California; and Orlando, Florida.

United Banc Financial Services, Inc.
United Banc Financial Services, Inc. has one office located in the Portage and Frank area of North Canton, Ohio. This location is leased with an expiration date of August, 2002.

A listing of all corporate locations is found under the caption “Locations” found on page 64 of UNB Corp.’s 2000 Annual Report to Shareholders, and is incorporated herein by reference. The facilities owned or leased by UNB Corp. and its subsidiaries are considered by management to be satisfactory for its current operations.

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

Item 4 — Submission of Matters to a Vote of Security Holders

During the fourth quarter of the year ended December 31, 2000, there were no matters submitted to a vote of security holders.

PART II

Item 5 — Market Price of and Dividends on the Common Equity and Related Stockholder Matters

Since September 15, 1999, shares of the common stock of UNB Corp. have been traded on the Nasdaq Stock Market under the symbol UNBO. Prior to this date UNB Corp.’s common stock was traded on the Over-The-Counter Bulletin Board (OTCBB) under the symbol UNBO primarily with brokers in the Corporation’s service area. For 2000 and the third and fourth quarters of 1999, the following table sets forth the high and low sales price as reported on the Nasdaq Stock Market. For the first and second quarters of 1999, the table shows the high and low bid prices for the Corporation’s common stock as reflected on the Over-The-Counter market. Quarterly dividends for the two periods are also presented.

MARKET PRICE RANGES FOR COMMON STOCK

2000

Quarter	High	Low	Dividend Rate

First	$20.13	$12.13	$.120

Second	15.75	12.13	.120

Third	16.50	12.13	.120

Fourth	14.00	11.50	.120

1999

Quarter	High	Low	Dividend Rate

First	$20.50	$20.00	$.100

Second	20.75	18.50	.140

Third	18.25	14.50	.115

Fourth	16.13	12.50	.115

As of January 31, 2001, the Corporation had 1,527 shareholders of record and an estimated 1,415 additional beneficial holders whose stock was held in nominee name.

For information as to restrictions on the ability of the Bank to transfer funds to the Corporation in the form of cash dividends, attention is directed to the caption “Capital Resources” found within Management’s Discussion and Analysis located on page 25 of UNB Corp.’s 2000 Annual Report to Shareholders and to Note 14 —“Dividend and Regulatory Capital Requirements” located on page 49 therein. Such information is incorporated herein by reference.

Item 6 — Selected Financial Data

The information required under this item is incorporated by reference to the information appearing under the caption “Five Year Summary of Selected Data” located on page 13 of the 2000 Annual Report to Shareholders.

Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations

“Management’s Discussion and Analysis of Financial Condition and Results of Operations” appears on pages 15 through 31 of UNB Corp.’s 2000 Annual Report to Shareholders and is incorporated herein by reference.

Item 7A. — Quantitative and Qualitative Disclosures About Market Risk

Quantitative and Qualitative Disclosures About Market Risk specified by Item 305 of Regulations S-K are incorporated herein by reference to pages 27 through 30 of UNB Corp.’s 2000 Annual Report to Shareholders (Exhibit 13).

Item 8 — Financial Statements and Supplementary Financial Data

UNB Corp.’s Report of Independent Auditors and Consolidated Financial Statements and accompanying notes are listed below and are incorporated herein by reference to UNB Corp.’s 2000 Annual Report to Shareholders (Exhibit 13, pages 33 through 56). The supplementary financial information specified by Item 302 of Regulation S-K, selected quarterly financial data, is included in Note 18 —“Quarterly Financial Data (Unaudited)” to the consolidated financial statements found on page 55.

Report of Independent Auditors

Consolidated Balance Sheets
December 31, 2000 and 1999

Consolidated Statements of Income
For the three years ended December 31, 2000

Consolidated Statements of Changes in Shareholders’ Equity
For the three years ended December 31, 2000

Consolidated Statements of Cash Flows
For the three years ended December 31, 2000

Notes to Consolidated Financial Statements

Item 9 — Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Crowe, Chizek and Company LLP, served as independent auditors for the purpose of auditing the Corporation’s Annual Consolidated Financial Statements and for the preparation of consolidated tax returns for the fiscal years ending December 31, 2000, 1999, and 1998. The appointment of independent auditors is approved annually by the Board of Directors. For the year 2001, the Board of Directors has again authorized the engagement of Crowe, Chizek and Company LLP, as independent auditors.

Part III

Information relating to the following items is included in UNB Corp.’s Proxy statement and Notice of Annual Meeting of Shareholders to be held Tuesday, April 24, 2001, (“2000 Proxy Statement”) dated March 9, 2001, filed with the Commission on Form DEF 14-A, pursuant to Section 14(A) of the Securities Exchange Act of 1934 and is incorporated by reference into this Form 10-K Annual Report (Exhibit 22).

Item 10 — Directors and Executive Officers of the Registrant

Item 11 — Executive Compensation

Item 12 — Security Ownership of Certain Beneficial Owners and Management

Item 13 — Certain Relationships and Related Transactions

Part IV

Item 14 — Exhibits, Financial Statement Schedules and Reports on Form 8-K

a.	Financial Statement Schedules

1.	Financial Statements

The following consolidated financial statements of the Registrant appear in the 2000 Annual Report to Shareholders (Exhibit 13) on the pages referenced and are specifically incorporated by reference under Item 8 of this Form 10-K:

Annual Report
Page Numbers

Report of Independent Auditors	56

Report of Management	57

Consolidated Balance Sheets, December 31, 2000 and 1999	33

Consolidated Statements of Income, For the three years ended December 31, 2000	34

Consolidated Statements of Changes in Shareholders’ Equity, For the three years ended December 31, 2000	35

Consolidated Statements of Cash Flows, For the three years ended December 31, 2000	36

Notes to Consolidated Financial Statements	37-55

2.	Financial Statement Schedules

Financial statement schedules are omitted as they are not required or are not applicable, or the required information is included in the financial statements found in UNB Corp.’s 2000 Annual Report to Shareholders.

3.	Exhibits

Management Contracts or Arrangements (for remaining Exhibits, reference is made to the Exhibit Index which is found on Page 23 of this Form 10-K.)

Contract or Arrangement	Reference Location

Change of Control Agreement of Leo E. Doyle, dated November 16, 1995	Form 10-K for fiscal year ended December 31, 1997, Exhibit 10.a

Change of Control Agreement of James J. Pennetti, dated November 16, 1995	Form 10-K for fiscal year ended December 31, 1997, Exhibit 10.c

Change of Control Agreement of Robert M. Sweeney, dated November 16, 1995	Form 10-K for fiscal year ended December 31, 1997, Exhibit 10.d

UNB Corp. 1997 Stock Option Plan	Form DEF 14-A, dated April 15, 1997, Appendix A

Amendment to the Change of Control Agreement of Leo E. Doyle, dated January 16, 1997	Form 10-K for fiscal year ended December 31, 1997, Exhibit 10.f

Amendment to the Change of Control Agreement of James J. Pennetti, dated January 16, 1997	Form 10-K for fiscal year ended December 31, 1997, Exhibit 10.h

Amendment to the Change of Control Agreement of Robert M. Sweeney, dated January 16, 1997	Form 10-K for fiscal year ended December 31, 1997, Exhibit 10.i

Employment Contract by and between Roger L. Mann and UNB Corp. and United National Bank & Trust Co. dated April 17, 1997	Form 10-K for fiscal year ended December 31, 1997, Exhibit 10.k

Change of Control Agreement of Roger L. Mann, dated June 1, 1997	Form 10-K for fiscal year ended December 31, 1997, Exhibit 10.m

Amendment to the Change of Control Agreement of Roger L. Mann, dated December 10, 1997	Form 10-K for fiscal year ended December 31, 1997, Exhibit 10.n

Amendment to the Change of Control Agreement of Leo E. Doyle, dated December 10, 1997	Form 10-K for fiscal year ended December 31, 1997, Exhibit 10.o

Amendment to the Change of Control Agreement of James J. Pennetti, dated December 10, 1997	Form 10-K for fiscal year ended December 31, 1997, Exhibit 10.p

Amendment to the Change of Control Agreement of Robert M. Sweeney, dated December 10, 1997	Form 10-K for fiscal year ended December 31, 1997, Exhibit 10.q

Contract or Arrangement	Reference Location

Change of Control Agreement of Scott E. Dodds dated January 4, 1999	Form 10-Q for March 31, 1999, Exhibit 10

b.	Reports on Form 8-K

No reports of Form 8-K were filed during the last quarter of the year ending December 31, 2000

c.	Exhibits

See the Exhibit Index that appears following the Signatures section of this report.

d.	Financial Statements

See subparagraph (a)(1) above.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UNB Corp.

By /s/ Roger L. Mann Roger L. Mann, Chairman, President and Chief Executive Officer

Date 3/22/01

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Roger L. Mann Roger L. Mann	Chairman, President and Chief Executive Officer (Principal Executive Officer) and Director	3/22/01

/s/ James J. Pennetti James J. Pennetti	Executive Vice President and Treasurer (Principal Financial and Accounting Officer)

/s/ E. Lang D’Atri E. Lang D’Atri	Vice Chairman of the Board and Director

Louis V. Bockius III	Director

/s/ Roger L. DeVille Roger L. DeVille	Director	3/22/01

/s/ Robert J. Gasser Robert J. Gasser	Director	3/22/01

/s/ Nan B. Johnston Nan B. Johnston	Director	3/22/01

/s/ Edgar W. Jones, Jr. Edgar W. Jones, Jr.	Director	3/22/01

/s/ Russel W. Maier Russell W. Maier	Director	3/22/01

Robert L. Mang	Director

E. Scott Robertson	Director

/s/ Marc L. Schneider Marc L. Schneider	Director	3/22/01

/s/ George M. Smart George M. Smart	Director	3/22/01

/s/ Jane Murphy Timken Jane Murphy Timken	Director	3/22/01

EXHIBIT INDEX

Regulation S-K
Exhibit Number	Exhibit Description

11	Statement regarding Computation of Per Share Earnings (included in Note 1 to the Consolidated Financial Statements, 2000 Annual Report to Shareholders under the caption “Earnings and Dividends Per Share”).

13	UNB Corp. Annual Report to Shareholders for the Fiscal Year Ended December 31, 2000.

21	Subsidiaries of the Registrant.

22	Proxy Statement of UNB Corp. and Notice for the Annual Meeting of Shareholders on April 24, 2001, dated March 9, 2001. (Incorporated by reference to Form DEF 14.A filed by UNB Corp. dated March 9, 2001).

23.1	Consent of Crowe, Chizek and Company LLP independent auditors for UNB Corp.