Form 10-Q
period 2001-03-31
UNB CORP/OH
filed 2001-05-11
CIK 746481

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934

For the quarterly period ended     March 31, 2001

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

Yes    X      No

      Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date.

Common Stock, $1.00 Stated Value	Outstanding at April 30, 2001
10,462,244 Common Shares

UNB CORP.

FORM 10-Q

QUARTER ENDED March 31, 2001

Part I — Financial Information

Item 1 — Financial Statements

        Interim financial information required by Rule 10-01 of Regulation S-X
        (17 CFR Part 210) is included in this Form 10Q as referenced below:

			Page
			Number(s)

		Consolidated Balance Sheets	1

		Consolidated Statements of Income	2

		Consolidated Statements of Comprehensive Income	3

		Condensed Consolidated Statements of Changes in Shareholders’ Equity	4

		Consolidated Statements of Cash Flows	5

		Notes to the Consolidated Financial Statements	6-12

Item 2	-	Management’s Discussion and Analysis of Financial Condition and Results of Operations	13-19

		Consolidated Average Balance Sheets	20

Item 3	-	Quantitative and Qualitative Disclosures About Market Risk	21-22

Part II	-	Other Information

Item 1	-	Legal Proceedings	23

Item 2	-	Changes in Securities	23

Item 3	-	Defaults Upon Senior Securities	23

Item 4	-	Submission of Matters to a Vote of Security Holders	23

Item 5	-	Other Information	23

Item 6	-	Exhibits and Reports on Form 8-K	24

Signatures			24

UNB CORP.

CONSOLIDATED BALANCE SHEETS

(In thousands except per share data)	March 31,	December 31,
	2001	2000

ASSETS

Cash and cash equivalents	$31,088	$32,155

Federal funds sold	9,700	0

Interest bearing deposits with banks	1,373	0

Securities, net (Fair value:

$48,703 and $52,179, respectively)	48,673	52,170

Mortgage-backed securities (Fair value:

$76,176 and $78,728, respectively)	76,166	78,721

Loans originated and held for sale	4,046	3,433

Loans:

Total loans	871,322	872,015

Less allowance for loan losses	(12,808)	(12,760)

Net loans	858,514	859,255

Premises and equipment, net	10,978	11,026

Intangible assets	2,237	2,432

Accrued interest receivable and other assets	14,047	14,755

Total Assets	$1,056,822	$1,053,947

LIABILITIES

Deposits:

Noninterest bearing deposits	$98,500	$108,351

Interest bearing deposits	724,930	719,290

Total deposits	823,430	827,641

Short-term borrowings	71,251	81,979

Other borrowings	75,633	61,188

Accrued taxes, expenses and other liabilities	8,421	7,211

Total Liabilities	978,735	978,019

SHAREHOLDERS’ EQUITY

Common stock ($1.00 stated value, 50,000,000 shares authorized;

11,646,266 and 11,646,274 issued, respectively)	11,646	11,646

Paid-in capital	28,918	28,949

Retained earnings	59,203	56,233

Treasury stock, 1,202,398 and 1,209,382 shares at cost	(21,910)	(22,004)

Accumulated other comprehensive income	230	1,104

Total Shareholders’ Equity	78,087	75,928

Total Liabilities and Shareholders’ Equity	$1,056,822	$1,053,947

See Notes to the Consolidated Financial Statements

UNB CORP.

CONSOLIDATED STATEMENTS OF INCOME

(In thousands except per share data)	Three Months Ended
	March 31,

	2001	2000

Interest income:

Interest and fees on loans:

Taxable	$18,731	$16,696

Tax exempt	60	30

Interest and dividends on securities & mortgage-backed securities:

Taxable	1,865	1,993

Tax exempt	48	21

Interest on bank deposits and federal funds sold	56	171

Total interest income	20,760	18,911

Interest expense:

Interest on deposits	8,806	8,008

Interest on short-term borrowings	852	872

Interest on other borrowings	1,031	788

Total interest expense	10,689	9,668

Net interest income	10,071	9,243

Provision for loan losses	343	115

Net interest income after provision for loan losses	9,728	9,128

Other income:

Service charges on deposits	705	663

Trust Department income	1,249	1,325

Gains on loans originated for resale and sold	225	22

Securities gains, net	1,317	674

Other operating income	945	746

Total other income	4,441	3,430

Other expenses:

Salary, wages and benefits	3,696	3,319

Occupancy expense	455	412

Equipment expense	994	1,001

Derivative instruments and hedging activity expense	221	0

Other operating expense	2,233	2,194

Total other expenses	7,599	6,926

Income before income taxes	6,570	5,632

Provision for income taxes	2,280	1,937

Income before accounting method changes	4,290	3,695

Accounting method change — adoption of FAS 133	14	0

Net Income	$4,276	$3,695

Earnings per share:

Basic	$0.41	$0.35

Diluted	$0.41	$0.34

Dividends per share	$0.13	$0.12

Weighted average shares outstanding:

Basic	10,436,491	10,690,865

Diluted	10,536,896	10,766,347

See Notes to the Consolidated Financial Statements

UNB CORP.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)	Three Months Ended
	March 31,

	2001	2000

Net Income	$4,276	$3,695

Other comprehensive income, net of tax

Unrealized gains/(losses) on securities:

Unrealized gains/(losses) arising during the period	(18)	(984)

Less: Reclassified adjustment for accumulated gains/(losses) included in net income	856	438

Unrealized gains/(losses) on securities	(874)	(1,422)

Comprehensive income	$3,402	$2,273

See Notes to the Consolidated Financial Statements

UNB CORP.

Condensed Consolidated Statements of Changes in Shareholders’ Equity

(In thousands except per share data)	Three Months Ended

	3/31/01	3/31/00

Balance at beginning of period	$75,928	$70,674

Net Income	4,276	3,695

Cash dividends $0.13 and $0.12 per share, respectively	(1,306)	(1,281)

Treasury stock purchases	(40)	(2,558)

Treasury stock sold and issued for stock options	103	0

Change in market value on securities available for sale, net of deferred taxes	(874)	(1,422)

Balance at end of period	$78,087	$69,108

See Notes to the Consolidated Financial Statements

UNB CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three months ended
(In thousands)	March 31,

	2001	2000

Cash flows from operating activities:

Net income	$4,276	$3,695

Adjustments to reconcile net income to net cash from operating activities:

Depreciation and amortization	329	378

Provision for loan losses	343	115

Net securities gains	(1,317)	(674)

Net amortization/(accretion) on securities	(74)	(33)

Amortization of intangible assets	195	248

Loans originated for resale	(17,556)	(2,237)

Proceeds from sale of loan originations	17,168	2,055

Changes in:

Interest receivable	579	(305)

Interest payable	(226)	(66)

Other assets and liabilities, net	2,038	136

Deferred income	(2)	(2)

Net cash from operating activities	5,753	3,310

Cash flows from investing activities:

Net change in interest bearing deposits with banks	(1,373)	449

Net increase in funds sold	(9,700)	(10,900)

Investment and mortgage-backed securities:

Proceeds from sales of securities available for sale	3,638	1,038

Proceeds from maturities of securities held to maturity	375	125

Proceeds from maturities of securities available for sale	29,138	26,961

Purchases of securities held to maturity	0	(878)

Purchases of securities available for sale	(30,202)	(19,936)

Purchases of mortgage-backed securities available for sale	(4,000)	(3,926)

Principal payments received on mortgage-backed securities held to maturity	32	41

Principal payments received on mortgage-backed securities available for sale	7,117	4,127

Net (increase)/decrease in loans made to customers	173	(36,220)

Purchases of premises and equipment, net	(281)	(521)

Net cash from investing activities	(5,083)	(39,640)

Cash flows from financing activities:

Net increase/(decrease) in deposits	(4,211)	28,721

Cash dividends paid, net of shares issued through dividend reinvestment	(1,306)	(1,281)

Purchase of treasury stock	(40)	(2,558)

Sales of treasury stock	103	0

Net increase/(decrease) in short-term borrowings	(10,728)	(2,197)

Proceeds from FHLB advances	15,000	1,200

Repayments of FHLB advances	(1,045)	(5,949)

Proceeds from bank borrowings	504	1,000

Repayments on capital lease	(14)	(13)

Net cash from financing activities	(1,737)	18,923

Net change in cash and cash equivalents	(1,067)	(17,407)

Cash and cash equivalents at beginning of year	32,155	48,354

Cash and cash equivalents at end of period	$31,088	$30,947

See the Notes to the Consolidated Financial Statements

UNB CORP.
Notes to Consolidated Financial Statements

Note 1 — Summary of Significant Accounting Policies

Unless otherwise indicated, amounts are in thousands, except per share data.

The accompanying consolidated financial statements include the accounts of UNB Corp. and its wholly owned subsidiaries United National Bank & Trust Co. and United Banc Financial Services, Inc. All material intercompany accounts and transactions have been eliminated in consolidation.

These interim financial statements reflect all adjustments of a normal recurring nature which, in the opinion of management, are necessary to present fairly the consolidated financial position of UNB Corp. at March 31, 2001, and its results of operations and cash flows for the periods presented. The accompanying consolidated financial statements do not purport to contain all the necessary financial disclosures required by generally accepted accounting principles that might otherwise be necessary in the circumstances and are not necessarily indicative of the results to be expected for the full year. The Annual Report for UNB Corp. for the year ended December 31, 2000, contains consolidated financial statements and related notes, which should be read in conjunction with the accompanying consolidated financial statements.

For consolidated financial statement classification and cash flow reporting purposes, cash and cash equivalents include currency on hand and non-interest bearing deposits with banks. For the quarters ended March 31, 2001 and March 31, 2000, UNB Corp. paid interest in the amount of $10,917 and $9,735, respectively. There were no federal income taxes paid for the quarter ended March 31, 2001. For the quarter ended March 31, 2000, federal income taxes paid totaled $160.

The Corporation classifies debt and equity securities as held to maturity, available for sale, or trading. Securities classified as held to maturity are those management has the positive intent and ability to hold to maturity. Securities classified as available for sale are those management intends to sell or that could be sold for liquidity, investment management, or similar reasons, even if there is not a present intention for such a sale. Trading securities are purchased principally for sale in the near term and are reported at fair value with unrealized gains and losses included in earnings. The Corporation held no trading securities during the periods reported.

Securities held to maturity are stated at cost, adjusted for amortization of premiums and accretion of discounts. Securities available for sale are carried at fair value, with unrealized holding gains and losses included in other comprehensive income. Gains or losses on dispositions are based on net proceeds and the amortized cost of securities sold, using the specific identification method.

Management analyzes loans on an individual basis and classifies a loan as impaired when an analysis of the borrower’s operating results and financial condition indicates that underlying cash flows are not adequate to meet its debt service requirements. Often this is associated with a delay or shortfall in payments of 30 days or more. Smaller-balance homogeneous loans are evaluated for impairment in total and are excluded from reported impaired loans. Such loans include residential first mortgage loans secured by one-to-four family residences, residential construction loans and consumer automobile, boat, RV, and home equity loans. In addition, loans held for sale and leases are excluded from consideration as impaired.

Impaired loans are fully or partially charged off when in management’s opinion an event or events have occurred which provide reasonable certainty that a loss is probable. When management determines that a loss is probable, a full or partial

UNB CORP.
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

Basic and diluted earnings per share are computed under the provisions of SFAS No. 128, “Earnings Per Share.” Basic earnings per share is net income divided by the weighted average number of shares outstanding during the period. Diluted earnings per share includes the dilutive effect of additional common shares issued under stock options assuming the exercise of stock options less the treasury shares assumed to be purchased from the proceeds using the average market price of UNB Corp.’s stock for the periods presented.

Certain 2000 amounts may have been reclassified to conform to the 2001 presentation.

Note 2 — Securities

The amortized cost and estimated fair value of securities and mortgage-backed securities, available for sale and held to maturity, as presented on the consolidated balance sheet at March 31, 2001 and December 31, 2000, follows:

	March 31, 2001

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

Securities available for sale:

U.S. Treasury securities	$1,000	$1	$—	$1,001

Obligations of U.S. government agencies and corporations	30,331	254	(1)	30,584

Securities held to maturity:

Obligations of state and political subdivisions	3,890	31	(1)	3,920

Total debt securities	35,221	286	(2)	35,505

Equity securities available for sale	12,427	—	(240)	12,187

Asset-backed securities available for sale	999	12	—	1,011

Total securities	48,647	298	(242)	48,703

Mortgage-backed securities available for sale	75,439	523	(195)	75,767

Mortgage-backed securities held to maturity	399	10	—	409

Total mortgage-backed securities	75,838	533	(195)	76,176

Total securities and mortgage-backed securities	$124,485	$831	$(437)	$124,879

UNB CORP.
Notes to Consolidated Financial Statements (continued)

	December 31, 2000

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

Securities available for sale:

U.S. Treasury securities	$999	$—	$(1)	$998

Obligations of U.S. government agencies and corporations	31,473	146	(15)	31,604

Securities held to maturity:

Obligations of state and political subdivisions	4,265	10	(1)	4,274

Total debt securities	36,737	156	(17)	36,876

Equity securities available for sale	12,518	2,518	(728)	14,308

Asset-backed securities available for sale	999	—	(4)	995

Total securities	50,254	2,674	(749)	52,179

Mortgage-backed securities available for sale	78,506	268	(484)	78,290

Mortgage-backed securities held to maturity	431	7	—	438

Total mortgage-backed securities	78,937	275	(484)	78,728

Total securities and mortgage-backed securities	$129,191	$2,949	$(1,233)	$130,907

During the periods ended March 31, 2001 and 2000, the proceeds from sales of securities available for sale were $3,638 and $1,038, respectively. Net gains of $1,317 and $674 were recognized on those sales, respectively. There were no sales or transfers of securities classified as held to maturity.

The amortized cost and estimated fair value of debt securities at March 31, 2001, by contractual maturity, are shown below. Actual maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

UNB CORP.
Notes to Consolidated Financial Statements (continued)

	March 31, 2001

		Estimated	Weighted
	Amortized	Fair	Average
	Cost	Value	Yield

Securities available for sale:

U.S. Treasuries

Due in one year or less	$1,000	$1,001	5.40%

Total	1,000	1,001	5.40%

U.S. Government agencies and corporations

Due in one year or less	22,510	22,619	5.63%

Due after one year through five years	7,821	7,965	6.37

Total	30,331	30,584	5.82%

	$31,331	$31,585	5.81%

Securities held to maturity:

Obligations of state and political subdivisions

Due in one year or less	$3,437	$3,449	4.80%

Due after one year through five years	453	471	5.13

Total	3,890	3,920	4.84%

Asset-backed securities available for sale	$999	$1,011	6.85%

Mortgage-backed and collateralized mortgage obligations available for sale	$75,439	$75,767	6.41%

Mortgage-backed and collateralized mortgage obligations held to maturity	399	409	7.82

	$75,838	$76,176	6.42%

At March 31, 2001, there were no holdings of securities of any one issuer, other than the U.S. government and its agencies and corporations, with an aggregate book value in excess of 10% of shareholders’ equity. Securities with a carrying value of approximately $110,631 at March 31, 2001 were pledged to secure public funds and other obligations.

Note 3 — Loans

Total loans as presented on the balance sheet are comprised of the following classifications:

	March 31, 2001	December 31, 2000

Commercial, financial and agricultural	$110,164	$112,263

Commercial real estate	123,467	121,677

Aircraft	141,069	138,696

Residential real estate	254,725	260,088

Consumer	241,897	239,291

Total loans	$871,322	$872,015

UNB CORP.
Notes to Consolidated Financial Statements (continued)

Impaired loans were as follows:

	March 31, 2001	December 31, 2000

Loans with no allowance for loan losses allocated	$1,207	$1,343

Loans with allowance for loan losses allocated	3,857	2,516

Amount of allowance allocated	1,389	909

Average of impaired loans, year-to-date	3,821	3,093

Interest income recognized during impairment	54	210

Cash-basis interest income recognized year-to-date	61	206

At March 31, 2001 and December 31, 2000, loans on non-accrual status and/or past due 90 days or more approximated $3,033 and $3,141, respectively. The Other Real Estate Owned balance, net of allowance, was $325 and $394 at March 31, 2001 and December 31, 2000, respectively.

Note 4 — Allowance for Loan Losses

A summary of activity in the allowance for loan losses for the three months ended March 31, 2001 and March 31, 2000, follows:

	2001	2000

Balance – January 1	$12,760	$13,174

Provision charged to operating expense	343	115

Loans charged off	(527)	(734)

Recoveries on loans previously charged off	232	196

Balance – March 31	$12,808	$12,751

Note 5 — Concentrations of Credit Risk and Financial Instruments With Off-Balance Sheet Risk

The Corporation offers commercial, residential mortgage and consumer credit products to customers within Stark and its contiguous counties with the exception of the Aircraft Finance Group which serves a national market. The Corporation maintains a diversified loan portfolio, with commercial loans and leases, commercial real estate loans, aircraft loans, residential mortgage loans and consumer loans comprising 12.6%, 14.2%, 16.2%, 29.2% and 27.8%, respectively, at March 31, 2001. Within the consumer loan portfolio, indirect loans accounted for 57.2% of all consumer loans and 15.9% of total loans at March 31, 2001. The dealer network from which indirect loans were purchased included 98 relationships thus far in 2001, the largest of which was responsible for 5.8% of the total indirect dollar volume for the first quarter of 2001.

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

UNB CORP.
Notes to Consolidated Financial Statements (continued)

The Corporation is a party to financial instruments with off-balance sheet risk. These instruments are required in the normal course of business to meet the financial needs of its customers. The contract or notional amounts of these instruments are not included in the consolidated financial statements. At March 31, 2001, the contract or notional amounts of these instruments, which primarily include commitments to extend credit, standby letters of credit and financial guarantees, and interest rate swaps totaled $263,418.

At March 31, 2001, the Corporation held an interest rate swap agreement with a notional amount of $12,177. The notional amount of the interest rate swap does not represent an amount exchanged by the parties and is not a measure of the Corporation’s exposure through its use of derivatives. The amounts exchanged are determined by reference to the notional amount and the other terms of the interest rate swap. The following table summarizes the terms of the swap in effect:

Notional amount	$12,177
Final expiration	June 18, 2003

Variable rate in effect, March 31, 2001	4.94%

Fixed rate	5.86%

Market value, March 31, 2001	($242)

Variable interest payments received are based on the three month LIBOR rate that is adjusted on a quarterly basis. Net interest received for the three month periods ended March 31, 2001 and March 31, 2000 was $15 and $20, respectively, all of which was included in interest income. Under the terms of the contract, future changes in LIBOR will affect the payments received, the income or expense generated by the swap and the market value of the swap.

Note 6 — Other Borrowings

Other borrowings consist of Federal Home Loan Bank borrowings, two line of credit borrowing arrangements and a capital lease. The majority of the other borrowings at March 31, 2001 were comprised of advances from the Federal Home Loan Bank (FHLB) of Cincinnati. Pursuant to collateral agreements with the FHLB, advances are secured by FHLB stock and qualifying first mortgage loans.

At March 31, 2001, FHLB advances outstanding were comprised of the following:

Maturity	Interest Rate	Amount

2001	6.10%-7.32%	$8,480

2002	5.95%-7.32%	31,159

2003	6.25%-7.32%	1,235

2004	6.28%-7.32%	660

2005	6.86%-7.32%	5,547

2006	5.59%	5,000

2011	4.70%	10,000

Total		$62,081

Based on the Bank’s investment in FHLB stock, the maximum dollar amount of FHLB advance borrowings available to the Bank is $169,684.

The Corporation has maximum borrowing arrangements of $18 million with a national financial institution consisting of two lines of credit. The total

UNB CORP.
Notes to Consolidated Financial Statements (continued)

outstanding balance at March 31, 2001 was $13.5 million. United Banc Financial Services, Inc. (UBFS) arranged an $8 million line of credit to fund loan growth. The interest on each draw is variable and is priced off an index plus a spread. The loan agreement calls for quarterly interest payments and is secured by a first security agreement on UBFS receivables, the unconditional guarantee of UNB Corp., and an intercreditor agreement with United National Bank & Trust Co. The outstanding balance on this facility consists of the following draws:

Interest Rate	Amount

7.50%	$3,500

7.44	1,000

7.44	500

6.44	1,000

7.05	500

The Parent Company arranged an unsecured $10 million line of credit for liquidity purposes and to facilitate additional investment in subsidiaries. At March 31, 2001, the outstanding balance was $7 million with an interest rate of 5.9%. The interest is priced off the Federal Funds Rate plus 0.85% per annum and is paid quarterly.

In 1997, the Bank entered into a capital lease to finance the acquisition of computer hardware and related software with an original amount of $252. The lease terms call for sixty monthly payments of approximately $5 with the last payment due in March, 2002. The balance outstanding at March 31, 2001 was $52.

Note 7 — Derivative Instruments and Hedging Activities

Effective January 1, 2001, the Corporation adopted the Financial Accounting Standards Board’s Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities” (FAS 133). FAS 133 requires all derivative instruments be recorded at their fair values. If the derivative instruments are designated as fair value hedges, changes in the fair value of the hedge and the hedged item are included in current earnings. Fair value adjustments related to cash flow hedges are recorded in other comprehensive income and reclassified to earnings when the hedged transaction is reflected in earnings. Ineffective portions of hedges are reflected in income currently.

UNB Corp. holds a derivative instrument in the form of an interest rate swap hedging fixed rate mortgage loans (see Note 5). The interest rate swap was recorded at fair value on the financial statements of the Corporation at the adoption of FAS 133. For the quarter ended March 31, 2001, $14, net of taxes, was recognized in expense for the adoption of FAS 133 on January 1, 2001 and $221 in expense was recognized for the change in the fair value of the swap since adoption.

UNB CORP.
Management’s Discussion and Analysis of Financial Condition
and Results of Operations (continued)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

INTRODUCTION

The following areas of discussion pertain to the consolidated financial statements of UNB Corp. at March 31, 2001, compared to December 31, 2000, and the results of operations for the quarter ending March 31, 2001, compared to the same period in 2000. It is the intent of this discussion to provide the reader with a more thorough understanding of the consolidated financial statements and supporting schedules, and should be read in conjunction with those consolidated financial statements and schedules.

UNB Corp. is not aware of any trends, events, or uncertainties that might have a material effect on the soundness of operations; neither is UNB Corp. aware of any proposed recommendations by regulatory authorities which would have a similar effect if implemented.

FINANCIAL CONDITION

Total assets at March 31, 2001 were $1,056,822, an increase of $2,875, or 0.3%, from year-end 2000. Total earning assets at March 31, 2001 of $1,011,280 increased from year-end 2000 by $4,941, or 0.5%. Highly liquid balances, comprised of cash and cash equivalents, federal funds sold and interest bearing deposits with banks, increased by $10,006, or 31.1%, from year-end 2000. The increase in highly liquid balances was mainly the result of a decrease in the securities portfolio.

SECURITIES

Balances in the securities and mortgage-backed securities portfolio declined from 2000 year-end balances by $6,052, or 4.6%. The decline within the securities portfolio is mainly due to a reduction of balances in equity securities. During the first quarter of 2001, the equity securities in the Parent Company, which were invested in various bank stocks, were sold and a majority of the proceeds were reinvested in various equity securities to provide more diversification within the portfolio. As a result, the Parent Company’s equity portfolio declined by $1,254. Also contributing to the decline of equity securities was the call of $1 million of FNMA Preferred Stock that was in the Bank portfolio. The decline in mortgage-backed securities was due to increased monthly paydowns.

LOANS

For the first quarter of 2001, total loans outstanding remained relatively flat from year-end 2000. The aircraft lending area experienced growth of $2,373, or 1.7%, from 2000 year-end levels. Growth remained slower in the first quarter due to current economic conditions and lower interest rates increasing payoffs. However, growth is expected to increase throughout the remainder of the year due to lower interest rates increasing demand.

Commercial loan balances decreased by $2,099, or 1.9%, from year-end 2000 levels. The decline was attributed to term loan run-off and weaker commercial loan demand. Commercial real estate balances increased by $1,790, or 1.5%, from year-end balances due largely to advances under previously approved construction commitments and continued growth in real estate commitments.

Residential real estate balances decreased by $5,363, or 2.1%, for the three months ended March 31, 2001. The decrease was the result of lower market rates increasing the volume of payoffs and refinancings in the existing portfolio.

UNB CORP.
Management’s Discussion and Analysis of Financial Condition
and Results of Operations (continued)

Consumer loans increased by $2,606, or 1.1%, from year-end 2000, with the majority of the increase, $1,624, within the home equity product, which is being promoted with lower introductory rates. Direct and indirect installment lending remained relatively flat from year-end 2000 due to the Bank continuing to focus on indirect automobile lending and not on longer-term fixed rate loans such as boat and recreational vehicles. Loan activity has been concentrated in high-end used automobiles, as leasing and manufacturers’ financing alternatives have dominated new automobile financing.

LIABILITIES

Total liabilities remained relatively flat from year-end 2000 levels. Deposits, the main component of liabilities, decreased by $4,211, or 0.5%, from December 31, 2000. The following table shows deposit composition and change in deposit mix between the periods ended March 31, 2001 and December 31, 2000:

	March 31, 2001	December 31, 2000

Non-interest bearing deposits	$98,500	$108,351

Interest bearing checking	83,098	79,894

Savings	270,109	267,486

Certificates of deposit and other time	371,723	371,910

Total deposits	$823,430	$827,641

Non-interest bearing deposits at March 31, 2001 were $9,851, or 9.1% below 2000 year-end levels, while interest bearing checking increased by $3,204, or 4.0%, from year-end 2000. The reduction in non-interest bearing deposits in the first quarter was partially regarded as a seasonal trend, the result of artificially high year-end balances of commercial customers. Certificates of deposit generated through the branch network increased by $9,778, offsetting the maturity of $9,921 in brokered certificates. Short-term borrowings, which are comprised of federal funds purchased and repurchase agreements, declined by $10,728 from December 31, 2000 due to a reduction of federal funds purchased. This reduction was partially offset by an increase in repurchase agreements. Other borrowings increased by $14,445 or 23.6%, primarily due to new Federal Home Loan Bank advances that were borrowed to take advantage of lower interest rates.

CAPITAL RESOURCES

Total shareholders’ equity at March 31, 2001 was $78,087, an increase of $2,159, or 2.8%, from year-end 2000. The increase in shareholders’ equity was the result of year-to-date net income of $4,276, with this increase being partially offset by a reduction of $1,306 for cash dividends paid and a decrease of $874 on unrealized gains on available for sale securities, net of deferred tax. The decrease of unrealized gains on available for sale securities was mainly due to the sale of equity securities with significant market appreciation with this reduction partially offset by an increase in the market values of fixed rate securities due to the lower interest rates.

UNB Corp.’s capital ratios at March 31, 2001 and December 31, 2000 along with the ratios required for the Corporation to be adequately and well capitalized under regulatory guidelines were as follows:

UNB CORP.
Management’s Discussion and Analysis of Financial Condition
and Results of Operations (continued)

			Minimum regulatory
			requirements
	March 31,	December 31,	for adequately/
	2001	2000	well capitalized

Total capital to risk weighted assets	10.08%	9.99%	8.0%/10.0%

Tier 1 capital to risk weighted assets	8.88%	8.64%	4.0%/ 6.0%

Tier 1 capital to average assets	7.22%	6.97%	4.0%/ 5.0%

All ratios as of March 31, 2001 exceeded the requirements for a well capitalized financial institution. At December 31, 2000 all ratios exceeded the requirements for an adequately capitalized financial institution. The ratio of equity-to-assets at March 31, 2001 was 7.39% versus 7.20% at December 31, 2000.

For the first quarter of 2001 and 2000, cash dividends were $0.13 and $0.12 per share, respectively. Cash dividends paid for the period ended March 31, 2001 represents 30.5% of year-to-date net income.

RESULTS OF OPERATIONS

UNB Corp.’s first quarter 2001 net income was $4,276 or $0.41 per diluted share, compared with $3,695, or $0.34 per diluted share for the first quarter of 2000. This represents an increase in earnings of 15.7% and an increase in diluted earnings per share of 20.6%. Excluding securities gains, first quarter 2001 net income was $3,420 or $0.33 per diluted share, compared with $3,257, or $0.31 per diluted share for the same period in 2000. This represents an increase in earnings of 5.0% and an increase in diluted earnings per share of 6.5%. In the first quarter of 2001 and 2000 pre-tax gains of $1,317 and $674, respectively, were recognized on the sale of equity securities from the Parent Company portfolio.

Return on average assets and return on average equity for the first quarter of 2001 were 1.66% and 22.33%, respectively, compared with 1.52% and 20.84%, respectively, for the same period in 2000. Adjusted for the impact of securities gains, return on average assets was 1.33% for 2001 versus 1.34% for 2000. Return on average equity was 17.86% for 2001 compared to 18.37% for 2000.

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

For the first quarter of 2001, net interest income increased by $844, or 9.1%, over the same period in 2000. Total interest income increased by 9.9%, while interest expense increased by 10.6% from the same period in 2000. The increase in net interest income was the result of growth in average earning assets of 7.5% from the first quarter of 2000 to the first quarter of 2001.

NET INTEREST MARGIN

The net interest margin is net interest income (FTE) divided by average earning assets. For the three months ended March 31, 2001, the net interest margin was 4.08%, versus 3.99% for the same period in 2000, an increase of 9 basis points.

UNB CORP.
Management’s Discussion and Analysis of Financial Condition
and Results of Operations (continued)

Yields on earning assets increased by 24 basis points, while the cost of interest bearing liabilities increased by 19 basis points. Asset yields were impacted by an increase in yields on the consumer and aircraft loans. The cost of interest bearing liabilities was favorably impacted by the 200 basis point reduction in rates that occurred in the first quarter of 2001. The cost of the Money Market Access product, which is tied to the three month Treasury rate, declined 70 basis points and the cost of FHLB advances declined by 12 basis points. This was partially offset by an increase in the cost of certificate of deposits due to the rate increases that occurred throughout 2000.

OTHER INCOME

Other income for the first quarter of 2001 was $4,441, an increase of 29.5% from the first quarter of 2000. Excluding securities gains of $1,317 and $674 taken in 2001 and 2000 respectively, other income for the period ended March 31, 2001 increased from the same period in 2000 by $368, or 13.4%.

Service charges on deposits increased by $42, or 6.3% from the first quarter of 2000 to the first quarter of 2001. The increase was mainly attributed to an increase in service charges that was effective February 1, 2001. Trust Department earnings were $1,249, a decrease of $76, or 5.7%, from the same period in 2000, due to the decline in the stock market since fees are tied to asset value. Gains on loans sold in the secondary market increased by $203, or 922.7%, from the same period in 2000 due to declining interest rates increasing the volume of fixed rate mortgage loans available for sale. Other operating income increased by $199, or 26.7%, from the same period in 2000. Within other operating income, letter of credit commitment fees increased by $215, while loan brokerage income on non-conforming mortgage and aircraft loans declined by $134. The increase in letter of credit commitment fees was mainly attributed to a fee received on a purchased participation for a commercial letter of credit. The decline in brokerage income was mainly due to loans that were previously considered non-conforming now being sold to FNMA and FHLMC as conforming and due to a decline in aircraft loans sold.

OTHER EXPENSES

Other expenses for the first quarter were $7,599, an increase of $673, or 9.7%, from the same period in 2000. Salary, wages and benefits increased by $377, or 11.4%, from the same period in 2000. The increase was due to annual merit increases and increased pension and incentive compensation expense accruals.

Occupancy expense for the three months ended March 31, 2001 increased by $43, or 10.4% from the same period in 2000. The increase is mainly due to an increase in rent expense from the opening of two new branches.

Derivative instruments and hedging activity expense of $221 was recognized in the first quarter 2001, for the change in the fair value of the swap since adoption of FAS 133 on January 1, 2001.

Other operating expenses for the first quarter of 2001 were $2,233, an increase of $39, or 1.8%, from the same period in 2000. Categories with increases include Investor Relations expenses as the Corporation promotes the awareness of its stock and donation expense. These increases were partially offset by reductions in Ohio Franchise tax expense and marketing expenses. Marketing expenses were lower in 2001 since there were increased expenses in 2000 due to special promotions for the grand opening of two new branches.

The Bank continued in its efforts to resolve the legal proceedings and dispose of the environmentally contaminated seven and one half acre parcel of real estate acquired through foreclosure. The property is located in the northwest quadrant of Stark County. Negotiations for the sale of the property have resulted in a purchase contract, which allows for the purchase of the property by the fourth

UNB CORP.
Management’s Discussion and Analysis of Financial Condition
and Results of Operations (continued)

quarter of 2001. The Bank has received a certified copy of a No Further Action from BUSTER. Estimated cleanup costs, should they become the responsibility of United Bank, are not material to the business or financial condition of the Bank and have been set up as an allowance against the property’s value on the Corporation’s consolidated balance sheet.

ALLOWANCE FOR LOAN LOSSES

The allowance for loan loss is maintained at levels considered sufficient to absorb probable losses in the loan portfolio. The amount of the provision for loan losses charged to expense is the amount necessary, in the opinion of management, to maintain the balance in the allowance for loan losses at an adequate level. Management reviews the amount of provision for loan losses charged to earnings based on its evaluation of the loan portfolio’s credit quality, the adequacy of the allowance for loan losses under current economic conditions and current and anticipated loan growth. Due to improved underwriting, early detection systems and increased collection efforts, the ratio of net charge-offs to average loans outstanding for December 31, 2000 remained at a very low level of 0.18%.

The provision for loan losses for the first quarter of 2001 was $343, an increase of $228, or 198.3%, from the same period in 2000. At March 31, 2001, the allowance for loan losses as a percentage of loans outstanding was 1.47% compared to 1.46% at December 31, 2000.

Net charge-offs for the period ending March 31, 2001 were 0.03% as compared to 0.07% for the same period in 2000. The decrease was the result of lower charge-offs of commercial loans. A detailed analysis of the allowance for loan losses for the three months ended March 31, 2001 and March 31, 2000, follows:

	2001	2000

Balance at January 1,	$12,760	$13,174

Charge-Offs (Domestic):

Commercial, Financial, Agricultural	25	234

Real Estate — Commercial	—	—

Real Estate — Residential	—	—

Aircraft	—	—

Consumer Loans	502	500

Total Charge-Offs	527	734

Recoveries (Domestic):

Commercial, Financial, Agricultural	32	18

Real Estate — Commercial	—	—

Real Estate — Residential	—	—

Aircraft	—	—

Consumer Loans	200	178

Total Recoveries	232	196

Net Charge-Offs	295	538

Provision for loan losses	343	115

Balance at March 31,	$12,808	$12,751

Ratio of year-to-date net charge-offs to year-to-date average loans outstanding	0.03%	0.07%

Allowance as a percentage of total loans	1.47%	1.57%

UNB CORP.
Management’s Discussion and Analysis of Financial Condition
and Results of Operations (continued)

The allowance for loan losses is allocated among the major loan categories based on historical loss factors as well as the level and trends in delinquencies, charge-offs and recoveries. The following table sets forth the Corporation’s allocation of the allowance for loan losses as of March 31, 2001 and December 31, 2000:

	March 31, 2001	December 31, 2000

Commercial	$5,336	$5,063

Commercial real estate	1,984	2,149

Aircraft	2,130	2,761

Residential real estate	227	230

Consumer	2,222	2,284

Unallocated	909	273

Total	$12,808	$12,760

ASSET QUALITY

At March 31, 2001, impaired loans were $5,064, an increase of $1,205 from December 31, 2000. The increase in impaired loans was mainly due to the downgrading of a commercial loan. Also included in impaired loans, is an aircraft loan that accounted for 30.1% of the total. A specific reserve for any collateral deficiency has been allocted to this loan and management does not anticipate any adverse effect on earnings as a result of the liquidation. The amount of allowance allocated to impaired loans increased from $909 at December 31, 2000 to $1,389 at March 31, 2001. Nonperforming assets, which include non-accrual loans, accruing loans past due 90 days or more, restructured loans and other real estate owned were $3,395 at March 31, 2001 compared to $3,538 at December 31, 2000, a decrease of $143, or 4.0%. The following table presents the amounts of nonperforming assets and pertinent ratios as of the dates indicated:

	March 31,	December 31,	March 31,
	2001	2000	2000

Non-accrual loans	$2,839	$2,945	$1,613

Accruing loans past due 90 days or more	194	196	87

Restructured loans	37	3	321

Other real estate owned	325	394	455

Total nonperforming assets	$3,395	$3,538	$2,476

Total nonperforming assets as a percentage of total loans and other real estate owned	0.39%	0.41%	0.31%

The ratio of nonperforming loans to total loans outstanding at March 31, 2001 of 0.39% is a two basis point improvement from year-end 2000. Also, this ratio compares favorably to the ratio for the Corporation’s peers, all bank holding companies with consolidated assets between $1 billion and $3 billion, which stands at 0.68% at December 31, 2000, the most current data available.

LIQUIDITY

Management ensures the liquidity position of the Corporation is adequate to meet the credit needs and cash demands of its borrowers and depositors in a timely and cost-effective manner. Principal sources of liquidity for the Corporation are cash

UNB CORP.
Management’s Discussion and Analysis of Financial Condition
and Results of Operations (continued)

and cash equivalents, federal funds sold and the cash flows provided by maturities and amortizations in the loan and securities portfolios. Total cash, federal funds sold, interest bearing deposits with banks and securities available for sale of $162,711 represented 15.4% of total assets at March 31, 2001. Of the securities available for sale, $31,585 were held in U.S. Treasury and Agency securities, 74.8% of which mature within one year. Approximately $110,631 of total Corporate securities were pledged as collateral to secure public fund deposits, sweep or term repurchase agreements or other obligations. The Corporation’s ability to raise funds in the market place is provided by the Bank’s branch network, in addition to the availability of Federal Home Loan Bank (FHLB) advance borrowings, brokered deposits, Federal funds purchased and securities sold under agreement to repurchase.

The liquidity needs of the Parent Company, primarily cash dividends, treasury stock purchases and vendor and tax payments, are met through cash, securities in the Parent Company, dividends from the Bank and borrowings from a third party financial institution.

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

UNB CORP.

CONSOLIDATED AVERAGE BALANCE SHEETS

(In thousands)	1st Qtr	1st Qtr
	2001	2000

ASSETS

Cash and cash equivalents	$28,122	$29,295

Federal funds sold	1,680	11,690

Interest bearing deposits with banks	881	17

Securities, net	46,476	47,426

Mortgage-backed securities	77,109	82,234

Loans originated and held for sale	3,388	265

Loans:

Total loans	873,936	791,452

Less allowance for loan losses	(12,905)	(13,036)

Net loans	861,031	778,416

Premises and equipment, net	11,043	10,732

Intangible assets	2,332	3,209

Accrued interest receivable and other assets	13,827	11,645

Total Assets	$1,045,889	$974,929

LIABILITIES

Deposits:

Noninterest bearing deposits	$98,822	$92,476

Interest bearing deposits	722,511	681,403

Total deposits	821,333	773,879

Short-term borrowings	70,435	70,435

Other borrowings	68,047	51,102

Accrued taxes, expenses and other liabilities	8,403	8,184

Total Liabilities	968,218	903,600

SHAREHOLDERS’ EQUITY

Common stock	11,646	11,646

Paid-in capital	28,939	29,008

Retained earnings	58,978	48,472

Treasury stock	(21,998)	(18,751)

Accumulated other comprehensive income	106	954

Total Shareholders’ Equity	77,671	71,329

Total Liabilities and Shareholders’ Equity	$1,045,889	$974,929

See Notes to the Consolidated Financial Statements

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

The Corporation uses a dynamic computer model to generate earnings simulations, duration and net present value forecasts and gap analyses, each of which measures interest rate risk from a different perspective. The model incorporates a large number of assumptions, including the absolute level of future interest rates, the slope of the yield curve, various spread relationships, prepayment speeds, repricing opportunities, cash flow characteristics of instruments without contractual maturity dates and changes in the volumes of multiple loan, investment and deposit categories. Management believes that individually and in the aggregate these assumptions are reasonable, but the complexity of the simulation modeling process results in a sophisticated estimate, not a precise calculation of exposure.

One of the most significant assumptions is the assignment of deposit balances without a stated maturity date to specific time frames. Since these deposits are subject to withdrawal on demand, and have rates that can be changed at any time, they could be considered immediately repriceable and assigned to the shortest maturity, resulting in a significant level of liability sensitivity. However, actual practice indicates that balances are withdrawn and replaced over a much longer time frame, and rates are modified less frequently and in smaller increments than changes which occur in financial market rates. The Corporation uses a statistical analysis of historical deposit behavior to derive appropriate distributions of deposit balances over the simulation time horizon.

The model then applies a predetermined immediate parallel increase or decrease in the level of interest rates to forecast the impact on both net interest income and capital one year forward. While this methodology provides a comprehensive appraisal of interest rate risk, it is not necessarily indicative of actual or expected financial performance. Changes in interest rates that affect the entire yield curve equally at a single point in time are not typical. The residential mortgage prepayment assumptions are based on industry medians and could differ from the Corporation’s actual results due to non-financial prepayment incentives and other local factors. The behavior of depositors is based on an analysis of historical changes in balances and might not fully reflect current attitudes toward other investment alternatives. Moreover, the model does not include any interim changes in strategy the Corporation might instate in response to shifts in interest rates.

At March 31, 2001, assuming an immediate, parallel 200 basis point shift in market yields, the Corporation’s net interest income for the next twelve months was calculated to increase by approximately 7.77% if rates fell and decrease by 7.89% if rates rose. The net present value of equity is defined as the difference between the present value of the Corporation’s assets and liabilities. In general, the present value of fixed rate financial instruments declines as market rate increase and increases as rates fall. Using the yield scenario defined above, the net present value of equity was forecasted to decline by 1.44% in a rising rate environment and to rise by 1.90% in a falling rate scenario. The duration of total assets was 45 months, compared to a duration of total

UNB CORP.
Quantitative and Qualitative Disclosures About Market Risk (continued)

liabilities of 24 months, indicating that liabilities will both reprice faster than assets and change in value by a smaller amount than the assets over a similar time frame.

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

The Corporation has a pay-fixed amortizing interest rate swap executed in 1998 as a hedge against fixed rate mortgages held in the portfolio. The net cash flows and market value of the swap move inversely with those of the fixed rate loans in the portfolio, which reduces the Corporation’s exposure to changing interest rates. If rates rise, the Corporation receives net cash flows from the swap which compensates for the opportunity loss of holding an asset with a below market yield. Alternatively, the increase in the market value of the swaps would balance the loss on the mortgage loans if the loans were sold. If rates fall, the net cash flows given up are offset by the increased value of assets with an above market yield. The gain that would be realized on the sale of the loans would counteract the loss on the termination of the interest rate swap. At the end of March, the swap had a net loss of $242 on outstanding notional principal of $12,177.

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

Item 4 — Submission of Matters to a Vote of Security Holders

UNB Corp. held its Annual Meeting of Shareholders on April 24, 2001, for the purpose of electing four directors, to adopt the form and use of the indemnification agreement for directors and to transact such other business as would properly come before the meeting. The purpose of the indemnification agreement for directors, is to insure that UNB Corp. will be able to attract and retain qualified people to serve as directors. Increases in litigation risks impair a company’s ability to recruit and retain qualified people. Therefore, UNB Corp. believes it is necessary and desirable to provide directors with assurance that the burden of liability and litigation expenses arising out of their services will be indemnified to the full extent permitted by the Ohio General Corporation Law. The adoption of the indemnification agreement required the holders of a majority of the voting power, excluding shares held by the directors, to vote in favor of approval. Results of shareholder voting on these issues were as follows:

	Election of Directors

	Roger L.	Nan B.	Edgar W.	E. Scott
	DeVille	Johnston	Jones	Robertson

For	9,062,299	9,067,946	8,701,567	9,085,524

Against	66,644	60,997	427,376	43,419

Shares not voted by Brokers	224,358	224,358	224,358	224,358

Proposed use of Indemnification
Agreement for Directors

For	8,380,044

Against	368,261

Abstain	598,885

Shares not voted by brokers	7,415

Item 5 — Other Information

Effective April 1, 2001, United Portfolio Management, Inc. was established as a wholly owned subsidiary of the Bank. The new subsidiary was established to provide independent management of the securities portfolio.

UNB CORP.
PART II — OTHER INFORMATION (continued)

Item 6 — Exhibits and Reports on Form 8-K

A.	Exhibits - No exhibits were filed by the Registrant.

B.	Reports — Form 8-K — No reports on Form 8-K were filed by the Registrant during the first quarter of 2001.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UNB CORP.

(Registrant)

Date 5/11/01	/s/ James J. Pennetti
James J. Pennetti (Duly authorized officer and Treasurer, UNB Corp.)