Form 10-Q
period 2001-06-30
UNB CORP/OH
filed 2001-08-10
CIK 746481

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
             ACT OF 1934

For the quarterly period ended  June 30, 2001

Commission file number 0-13270

UNB CORP

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

Yes     X       No

      Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date.

Common Stock, $1.00 Stated Value	Outstanding at July 31, 2001 10,476,860 Common Shares

UNB CORP.

FORM 10-Q

QUARTER ENDED June 30, 2001

Part I — Financial Information

Item 1 — Financial Statements

Interim financial information required by Rule 10-01 of Regulation S-X (17 CFR Part 210) is included in this Form 10Q as referenced below:

		Page
		Number(s)

	Consolidated Balance Sheets	1

	Consolidated Statements of Income	2

	Consolidated Statements of Comprehensive Income	3

	Condensed Consolidated Statements of Changes in Shareholders’ Equity	4

	Consolidated Statements of Cash Flows	5

	Notes to the Consolidated Financial Statements	6-12

Item 2 —	Management’s Discussion and Analysis of Financial Condition and Results of Operations	13-20

	Consolidated Average Balance Sheets	21

Item 3 —	Quantitative and Qualitative Disclosures About Market Risk	22-23

Part II — Other Information

Item 1 —	Legal Proceedings	24

Item 2 —	Changes in Securities	24

Item 3 —	Defaults Upon Senior Securities	24

Item 4 —	Submission of Matters to a Vote of Security Holders	24

Item 5 —	Other Information	24

Item 6 —	Exhibits and Reports on Form 8-K	25

Signatures		25

U N B C O R P.
CONSOLIDATED BALANCE SHEETS

(In thousands except per share data)	June 30,	December 31,
	2001	2000

ASSETS

Cash and cash equivalents	$33,870	$32,155

Federal funds sold	0	0

Interest bearing deposits with banks	455	0

Securities, net (Fair value:

$31,465 and $52,179, respectively)	31,442	52,170

Mortgage-backed securities (Fair value:

$92,108 and $78,728, respectively)	92,098	78,721

Loans originated and held for sale	2,489	3,433

Loans:

Total loans	882,411	872,015

Less allowance for loan losses	(12,835)	(12,760)

Net loans	869,576	859,255

Premises and equipment, net	11,098	11,026

Intangible assets	2,309	2,432

Accrued interest receivable and other assets	35,358	14,755

Total Assets	$1,078,695	$1,053,947

LIABILITIES

Deposits:

Noninterest bearing deposits	$104,256	$108,351

Interest bearing deposits	702,635	719,290

Total deposits	806,891	827,641

Short-term borrowings	72,299	81,979

Other borrowings	111,398	61,188

Accrued taxes, expenses and other liabilities	6,842	7,211

Total Liabilities	997,430	978,019

SHAREHOLDERS’ EQUITY

Common stock ($1.00 stated value, 50,000,000 shares authorized; 11,646,258 and 11,646,274 issued, respectively)	11,646	11,646

Paid-in capital	28,989	28,949

Retained earnings	61,622	56,233

Treasury stock, 1,169,313 and 1,209,382 shares at cost	(21,543)	(22,004)

Accumulated other comprehensive income	551	1,104

Total Shareholders’ Equity	81,265	75,928

Total Liabilities and Shareholders’ Equity	$1,078,695	$1,053,947

See Notes to the Consolidated Financial Statements

U N B C O R P.
CONSOLIDATED STATEMENTS OF INCOME

(In thousands except per share data)	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2001	2000	2001	2000

Interest income:

Interest and fees on loans:

Taxable	$18,538	$17,619	$37,269	$34,315

Tax exempt	58	41	118	71

Interest and dividends on securities & mortgage-backed securities:

Taxable	1,846	1,930	3,711	3,923

Tax exempt	39	30	87	51

Interest on bank deposits and federal funds sold	55	197	111	368

Total interest income	20,536	19,817	41,296	38,728

Interest expense:

Interest on deposits	7,893	8,652	16,699	16,660

Interest on short-term borrowings	648	920	1,500	1,792

Interest on other borrowings	1,410	801	2,441	1,589

Total interest expense	9,951	10,373	20,640	20,041

Net interest income	10,585	9,444	20,656	18,687

Provision for loan losses	630	255	973	370

Net interest income after provision for loan losses	9,955	9,189	19,683	18,317

Other income:

Service charges on deposits	769	674	1,474	1,337

Trust Department income	1,436	1,462	2,685	2,787

Gains on loans originated for resale and sold	273	61	498	83

Securities gains, net	4	334	1,321	1,008

Other operating income	980	936	1,925	1,682

Total other income	3,462	3,467	7,903	6,897

Other expenses:

Salary, wages and benefits	4,085	3,289	7,781	6,608

Occupancy expense	456	438	911	850

Equipment expense	966	939	1,960	1,940

Derivative instruments and hedging activity expense	(17)	0	204	0

Other operating expense	2,340	2,296	4,573	4,490

Total other expenses	7,830	6,962	15,429	13,888

Income before income taxes	5,587	5,694	12,157	11,326

Provision for income taxes	1,859	1,953	4,139	3,890

Income before accounting method changes	3,728	3,741	8,018	7,436

Accounting method change — adoption of FAS 133	0	0	14	0

Net Income	$3,728	$3,741	$8,004	$7,436

Earnings per share:

Basic	$0.36	$0.36	$0.77	$0.70

Diluted	$0.35	$0.35	$0.76	$0.70

Dividends per share	$0.13	$0.12	$0.25	$0.24

Weighted average shares outstanding:

Basic	10,457,827	10,529,643	10,447,218	10,610,254

Diluted	10,584,451	10,628,373	10,560,733	10,697,360

See Notes to the Consolidated Financial Statements

U N B C O R P.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2001	2000	2001	2000

Net Income	$3,728	$3,741	$8,004	$7,436

Other comprehensive income, net of tax

Unrealized gains/(losses) on securities:

Unrealized gains/(losses) arising during the period	324	(594)	306	(656)

Less: Reclassified adjustment for accumulated gains/(losses) included in net income	3	217	859	655

Unrealized gains/(losses) on securities	321	(811)	(553)	(1,311)

Comprehensive income	$4,049	$2,930	$7,451	$6,125

See Notes to the Consolidated Financial Statements

U N B CORP.

Condensed Consolidated Statements of Changes in Shareholders’ Equity

(In thousands except per share data)

		Six Months Ended

	6/30/01	6/30/00

Balance at beginning of period	$75,928	$70,674

Net Income	8,004	7,436

Cash dividends $0.25 and $0.24 per share, respectively	(2,615)	(2,542)

Treasury stock purchases	(102)	(3,473)

Treasury stock sold and issued for stock options	597	0

Tax benefit from non-qualified stock option exercise	6	0
Change in market value on securities available for sale, net of deferred taxes	(553)	(1,311)

Balance at end of period	$81,265	$70,784

See Notes to the Consolidated Financial Statements

UNB CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six months ended
(In thousands)	June 30,
	2001	2000

Cash flows from operating activities:

Net income	$8,004	$7,436

Adjustments to reconcile net income to net cash from operating activities:

Depreciation and amortization	661	720

Provision for loan losses	973	370

Net securities gains	(1,321)	(1,008)

Net amortization/(accretion) on securities	(373)	(24)

Amortization of intangible assets	391	473

Loans originated for resale	(36,405)	(4,874)

Proceeds from sale of loan originations	37,847	4,911

Changes in:

Interest receivable	664	(501)

Interest payable	(180)	40

Other assets and liabilities, net	(1,206)	(909)

Deferred income	(3)	(6)

Net cash from operating activities	9,052	6,628

Cash flows from investing activities:

Net change in interest bearing deposits with banks	(455)	(494)

Net increase in funds sold	0	(3,000)

Investment and mortgage-backed securities:

Proceeds from sales of securities available for sale	3,656	1,527

Proceeds from maturities of securities held to maturity	1,940	1,125

Proceeds from maturities of securities available for sale	99,686	33,768

Purchases of securities held to maturity	(320)	(2,715)

Purchases of securities available for sale	(84,687)	(26,887)

Purchases of mortgage-backed securities available for sale	(30,664)	(9,266)

Principal payments received on mortgage-backed securities held to maturity	73	79

Principal payments received on mortgage-backed securities available for sale	18,510	8,924

Net (increase)/decrease in loans made to customers	(11,792)	(61,613)

Net increase in bank owned life insurance	(20,217)	0

Purchases of premises and equipment, net	(733)	(1,116)

Net cash from investing activities	(25,003)	(59,668)

Cash flows from financing activities:

Net increase/(decrease) in deposits	(20,750)	46,663

Cash dividends paid, net of shares issued through dividend reinvestment	(2,615)	(2,542)

Purchase of treasury stock	(102)	(3,473)

Sales of treasury stock	597	0

Tax benefit from non-qualified stock option exercise	6	0

Net increase/(decrease) in short-term borrowings	(9,680)	(2,509)

Proceeds from FHLB advances	62,400	1,200

Repayments of FHLB advances	(14,215)	(6,946)

Proceeds from bank borrowings	2,052	3,500

Repayments on capital lease	(27)	(26)

Net cash from financing activities	17,666	35,867

Net change in cash and cash equivalents	1,715	(17,173)

Cash and cash equivalents at beginning of year	32,155	48,354

Cash and cash equivalents at end of period	$33,870	$31,181

Non cash activities:

Merger with Rownd's for stock	$(255)	0

See the Notes to the Consolidated Financial Statements

UNB CORP.
Notes to Consolidated Financial Statements

Note 1 — Summary of Significant Accounting Policies

Unless otherwise indicated, amounts are in thousands, except per share data.

The accompanying consolidated financial statements include the accounts of UNB Corp. and its wholly owned subsidiaries United National Bank & Trust Co., United Banc Financial Services, Inc. and United Financial Advisors, Inc. All material intercompany accounts and transactions have been eliminated in consolidation.

These interim financial statements reflect all adjustments of a normal recurring nature which, in the opinion of management, are necessary to present fairly the consolidated financial position of UNB Corp. at June 30, 2001, and its results of operations and cash flows for the periods presented. The accompanying consolidated financial statements do not purport to contain all the necessary financial disclosures required by generally accepted accounting principles that might otherwise be necessary in the circumstances and are not necessarily indicative of the results to be expected for the full year. The Annual Report for UNB Corp. for the year ended December 31, 2000, contains consolidated financial statements and related notes, which should be read in conjunction with the accompanying consolidated financial statements.

For consolidated financial statement classification and cash flow reporting purposes, cash and cash equivalents include currency on hand and non-interest bearing deposits with banks. For the quarters ended June 30, 2001 and June 30, 2000, UNB Corp. paid interest in the amount of $20,821 and $20,001, respectively. For the same six month periods federal income taxes paid totaled $4,000 and $3,260, respectively.

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

In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 141. “Business Combinations.” SFAS No. 141 requires all business combinations within its scope to be accounted for using the purchase method, rather that the pooling-of-interests method. The provisions of this Statement apply to all business combinations initiated after June 30, 2001. The adoption of this Statement will only impact the Company’s financial statements if it enters into a business combination.

Also in June 2001, the FASB issued SFAS No. 142, “Goodwill and Other Intangible Assets”, which addresses the accounting for such assets arising from prior and future business combinations. Upon the adoption of this Statement, goodwill arising from business combinations will no longer be amortized, but rather will be assessed regularly for impairment, with any such impairment recognized as a reduction to earnings in the period identified. Other identified intangible assets, such as core deposit intangible assets, will continue to be amortized over their estimated useful lives. The Company is required to adopt this Statement on January 1, 2002 and early adoption is not permitted. The Company has not determined the impact of this statement on its financial statements.

Certain 2000 amounts may have been reclassified to conform to the 2001 presentation.

Note 2 — Securities

The amortized cost and estimated fair value of securities and mortgage-backed securities, available for sale and held to maturity, as presented on the consolidated balance sheet at June 30, 2001 and December 31, 2000, follows:

UNB CORP.
Notes to Consolidated Financial Statements (continued)

		June 30, 2001

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

Securities available for sale:

Obligations of U.S. government agencies and corporations	$14,783	$260	$—	$15,043

Securities held to maturity:

Obligations of state and political subdivisions	2,644	23	—	2,667

Total debt securities	17,427	283	—	17,710

Equity securities available for sale	12,908	—	(180)	12,728

Asset-backed securities available for sale	999	28	—	1,027

Total securities	31,334	311	(180)	31,465

Mortgage-backed securities available for sale	90,998	807	(66)	91,739

Mortgage-backed securities held to maturity	359	10	—	369

Total mortgage-backed securities	91,357	817	(66)	92,108

Total securities and mortgage-backed securities	$122,691	$1,128	$(246)	$123,573

		December 31, 2000

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

Securities available for sale:

U.S. Treasury securities	$999	$—	$(1)	$998

Obligations of U.S. government agencies and corporations	31,473	146	(15)	31,604

Securities held to maturity:

Obligations of state and political subdivisions	4,265	10	(1)	4,274

Total debt securities	36,737	156	(17)	36,876

Equity securities available for sale	12,518	2,518	(728)	14,308

Asset-backed securities available for sale	999	—	(4)	995

Total securities	50,254	2,674	(749)	52,179

Mortgage-backed securities available for sale	78,506	268	(484)	78,290

Mortgage-backed securities held to maturity	431	7	—	438

Total mortgage-backed securities	78,937	275	(484)	78,728

Total securities and mortgage-backed securities	$129,191	$2,949	$(1,233)	$130,907

During the periods ended June 30, 2001 and 2000, the proceeds from sales of securities available for sale were $3,656 and $1,527, respectively. Net gains of $1,321 and $1,008 were recognized on those sales, respectively. There were no sales or transfers of securities classified as held to maturity.

The amortized cost and estimated fair value of debt securities at June 30, 2001, by contractual maturity, are shown below. Actual maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

UNB CORP.
Notes to Consolidated Financial Statements (continued)

		June 30, 2001
		Estimated	Weighted
	Amortized	Fair	Average
	Cost	Value	Yield

Securities available for sale:

U.S. Government agencies and corporations Due in one year or less	$7,311	$7,411	6.64%

Due after one year through five years	7,472	7,632	6.46

Total	$14,783	$15,043	6.55%

Securities held to maturity:

Obligations of state and political subdivisions Due in one year or less	$1,871	$1,883	4.73%

Due after one year through five years	773	784	4.68

Total	$2,644	$2,667	4.71%

Asset-backed securities available for sale	$999	$1,027	6.85%

Mortgage-backed and collateralized mortgage obligations available for sale	$90,998	$91,739	6.28%

Mortgage-backed and collateralized mortgage obligations held to maturity	359	369	7.82

	$91,357	$92,108	6.29%

At June 30, 2001, there were no holdings of securities of any one issuer, other than the U.S. government and its agencies and corporations, with an aggregate book value in excess of 10% of shareholders’ equity. Securities with a carrying value of approximately $108,389 at June 30, 2001 were pledged to secure public funds and other obligations.

Note 3 — Loans

Total loans as presented on the balance sheet are comprised of the following classifications:

	June 30, 2001	December 31, 2000

Commercial, financial and agricultural	$110,491	$112,263

Commercial real estate	129,368	121,677

Aircraft	142,914	138,696

Residential real estate	246,678	260,088

Consumer	252,960	239,291

Total loans	$882,411	$872,015

UNB CORP.
Notes to Consolidated Financial Statements (continued)

Impaired loans were as follows:

	June 30, 2001	December 31, 2000

Loans with no allowance for loan losses allocated	$1,199	$1,343

Loans with allowance for loan losses allocated	1,402	2,516

Amount of allowance allocated	783	909

Average of impaired loans, year-to-date	3,030	3,093

Interest income recognized during impairment	90	210

Cash-basis interest income recognized year-to-date	93	206

At June 30, 2001 and December 31, 2000, loans on non-accrual status and/or past due 90 days or more approximated $1,898 and $3,141, respectively. The Other Assets Owned balance, net of allowance, was $1,897 and $394 at June 30, 2001 and December 31, 2000, respectively.

Note 4 — Allowance for Loan Losses

A summary of activity in the allowance for loan losses for the six months ended June 30, 2001 and June 30, 2000, follows:

	2001	2000

Balance — January 1	$12,760	$13,174

Provision charged to operating expense	973	370

Loans charged off	(1,358)	(1,248)

Recoveries on loans previously charged off	460	424

Balance — June 30	$12,835	$12,720

Note 5 — Concentrations of Credit Risk and Financial Instruments With
                Off-Balance Sheet Risk

The Corporation offers commercial, residential mortgage and consumer credit products to customers within Stark and its contiguous counties with the exception of the Aircraft Finance Group which serves a national market. The Corporation maintains a diversified loan portfolio, with commercial loans and leases, commercial real estate loans, aircraft loans, residential mortgage loans and consumer loans comprising 12.5%, 14.7%, 16.2%, 27.9% and 28.7%, respectively, at June 30, 2001. Within the consumer loan portfolio, indirect loans accounted for 55.6% of all consumer loans and 16.0% of total loans at June 30, 2001. The dealer network from which indirect loans were purchased included 106 relationships thus far in 2001, the largest of which was responsible for 5.1% of the total indirect dollar volume for the first six months of 2001.

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

UNB CORP.
Notes to Consolidated Financial Statements (continued)

The Corporation is a party to financial instruments with off-balance sheet risk. These instruments are required in the normal course of business to meet the financial needs of its customers. The contract or notional amounts of these instruments are not included in the consolidated financial statements. At June 30, 2001, the contract or notional amounts of these instruments, which primarily include commitments to extend credit, standby letters of credit and financial guarantees, and interest rate swaps totaled $257,786.

At June 30, 2001, the Corporation held an interest rate swap agreement with a notional amount of $11,600. The notional amount of the interest rate swap does not represent an amount exchanged by the parties and is not a measure of the Corporation’s exposure through its use of derivatives. The amounts exchanged are determined by reference to the notional amount and the other terms of the interest rate swap. The following table summarizes the terms of the swap in effect:

Notional amount	$11,600

Final expiration	June 18, 2003

Variable rate in effect, June 30, 2001	3.88%

Fixed rate	5.86%

Market value, June 30, 2001	($235)

Variable interest payments received are based on the three month LIBOR rate that is adjusted on a quarterly basis. For the six month periods ended June 30, 2001 and June 30, 2000, expense of $18 and income of $42, respectively, was recorded in interest income. Under the terms of the contract, future changes in LIBOR will affect the payments received, the income or expense generated by the swap and the market value of the swap.

Note 6 — Other Borrowings

Other borrowings consist of Federal Home Loan Bank borrowings, three line of credit borrowing arrangements and a capital lease. The majority of the other borrowings at June 30, 2001 were comprised of advances from the Federal Home Loan Bank (FHLB) of Cincinnati. Pursuant to collateral agreements with the FHLB, advances are secured by FHLB stock and qualifying first mortgage loans.

At June 30, 2001, FHLB advances outstanding were comprised of the following:

Maturity	Interest Rate	Amount

2001	4.30%-7.32%	$17,710

2002	5.95%-7.32%	31,159

2003	6.25%-7.32%	1,235

2004	5.20%-7.32%	10,660

2005	4.49%-7.32%	15,547

2006	5.47%-5.59%	10,000

2011	4.70%	10,000

Total		$96,311

Based on the Bank’s investment in FHLB stock, the maximum dollar amount of FHLB advance borrowings available to the Bank is $172,750.

The Corporation has maximum borrowing arrangements of $20,050 with two national financial institutions consisting of three lines of credit. The total outstanding

UNB CORP.
Notes to Consolidated Financial Statements (continued)

balance at June 30, 2001 was $15,048. United Banc Financial Services, Inc. (UBFS) arranged a $10 million line of credit to fund loan growth. The interest on each draw is variable and is priced off an index plus a spread. The loan agreement calls for quarterly interest payments and is secured by a first security agreement on UBFS receivables, the unconditional guarantee of UNB Corp., and an intercreditor agreement with United National Bank & Trust Co. The outstanding balance on this facility consists of the following draws:

Interest Rate	Amount

4.92%	$3,500

5.66	1,000

6.18	500

6.44	1,000

5.64	500

5.68	500

4.74	500

7.05	500

The Parent Company arranged an unsecured $10 million line of credit for liquidity purposes and to facilitate additional investment in subsidiaries. At June 30, 2001, the outstanding balance was $7 million with an interest rate of 4.66%. The interest is priced off the Federal Funds Rate plus 0.85% per annum and is paid quarterly.

United Financial Advisors, Inc. has an unsecured $50 line of credit with an interest rate of prime rate plus one percent that is used for liquidity purposes. As of June 30, 2001, the outstanding balance was $48 with an interest rate of 8.0%.

In 1997, the Bank entered into a capital lease to finance the acquisition of computer hardware and related software with an original amount of $252. The lease terms call for sixty monthly payments of approximately $5 with the last payment due in March, 2002. The balance outstanding at June 30, 2001 was $39.

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

UNB Corp. holds a derivative instrument in the form of an interest rate swap hedging fixed rate mortgage loans (see Note 5). The interest rate swap was recorded at fair value on the financial statements of the Corporation at the adoption of FAS 133. For the period ended June 30, 2001, $14, net of taxes, was recognized in expense for the adoption of FAS 133 on January 1, 2001 and $204 in expense was recognized for the change in the fair value of the swap since adoption.

UNB CORP.
Management’s Discussion and Analysis of Financial Condition
and Results of Operations

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results
             of Operations.

INTRODUCTION

The following areas of discussion pertain to the consolidated financial statements of UNB Corp. at June 30, 2001, compared to December 31, 2000, and the results of operations for the quarter and year-to-date periods ending June 30, 2001, compared to the same periods in 2000. It is the intent of this discussion to provide the reader with a more thorough understanding of the consolidated financial statements and supporting schedules, and should be read in conjunction with those consolidated financial statements and schedules.

UNB Corp. is not aware of any trends, events, or uncertainties that might have a material effect on the soundness of operations; neither is UNB Corp. aware of any proposed recommendations by regulatory authorities which would have a similar effect if implemented.

FINANCIAL CONDITION

Total assets at June 30, 2001 were $1,078,695, an increase of $24,748, or 2.3%, from year-end 2000. Total earning assets at June 30, 2001 of $1,008,895 increased from year-end 2000 by $2,556, or 0.3%. Highly liquid balances, comprised of cash and cash equivalents, federal funds sold and interest bearing deposits with banks, increased by $2,170, or 6.7%, from year-end 2000.

SECURITIES
Balances in the securities and mortgage-backed securities portfolio declined from 2000 year-end balances by $7,351, or 5.6%. Within the portfolio, as obligations of U.S. government agency securities matured they were replaced with higher yielding mortgage-backed securities. The decline within the securities portfolio is partially due to a reduction of balances in equity securities. During the first six months of 2001, the equity securities in the Parent Company, which were invested in various bank stocks, were sold and a majority of the proceeds were reinvested in various equity securities to provide more diversification within the portfolio. As a result, the Parent Company’s equity portfolio declined by $884. Also contributing to the decline of equity securities was the call of $1 million of FNMA Preferred Stock that was in the Bank portfolio.

LOANS
For the first six months of 2001, total loans outstanding increased by $10,396, or 1.2%, from year-end 2000. The aircraft lending area experienced growth of $4,218, or 3.0%, from 2000 year-end levels. Growth remained slower for the first six months of 2001 due to current economic conditions and lower interest rates causing an increase in payoffs. However, growth is expected to increase throughout the remainder of the year due to lower interest rates increasing demand.

Commercial loan balances decreased by $1,039, or 1.0%, from year-end 2000 levels. The decline was attributed to term loan run-off and weaker commercial loan demand. Commercial real estate balances increased by $7,691, or 6.3%, from year-end balances due to a seasonal increase in construction activity and continued growth in permanent financing opportunities.

Residential real estate balances decreased by $13,410, or 5.2%, for the six months ended June 30, 2001. The decrease was the result of lower market rates increasing the volume of payoffs and refinancings in the existing portfolio.

UNB CORP.
Management’s Discussion and Analysis of Financial Condition
and Results of Operations (continued)

Consumer loans increased by $13,669, or 5.7%, from year-end 2000, with the majority of the increase, $8,933, within the home equity product, which is being promoted with lower introductory rates. Direct and indirect installment lending increased by $4,736, or 2.9%, from year-end 2000 with the Bank continuing to focus on indirect automobile lending and not on longer-term fixed rate loans such as boat and recreational vehicles. Loan activity has been concentrated in high-end used automobiles, as leasing and manufacturers’ financing alternatives have dominated new automobile financing.

OTHER ASSETS
Accrued interest receivable and other assets increased by $20,603, or 139.6%, from December 31, 2000. The increase was mainly due to the Bank purchase of $20 million of bank owned life insurance (BOLI) to fund future employee benefit costs.

LIABILITIES
Total liabilities increased by $19,411, or 2.0%, from year-end 2000 levels. Deposits, the main component of liabilities, decreased by $20,750, or 2.5%, from December 31, 2000. The following table shows deposit composition and deposit mix between the periods ended June 30, 2001 and December 31, 2000:

	June 30, 2001	December 31, 2000

Non-interest bearing deposits	$104,256	$108,351

Interest bearing checking	77,846	79,894

Savings	262,214	267,486

Certificates of deposit and other time	362,575	371,910

Total deposits	$806,891	$827,641

Non-interest bearing deposits at June 30, 2001 were $4,095, or 3.8% below 2000 year-end levels and interest bearing checking decreased by $2,048, or 2.6%, from year-end 2000. The reduction in non-interest bearing deposits was partially regarded as a seasonal trend, the result of artificially high year-end balances of commercial customers. Certificates of deposit generated through the branch network remained relatively flat and $9,921 of brokered certificates matured during the first six months of 2001. Short-term borrowings, which are comprised of federal funds purchased and repurchase agreements, declined by $9,680 from December 31, 2000 due to a reduction in sweep repurchase agreement balances. Other borrowings increased by $50,210, or 82.1%, primarily due to new Federal Home Loan Bank advances that were borrowed to take advantage of lower interest rates.

CAPITAL RESOURCES
Total shareholders’ equity at June 30, 2001 was $81,265, an increase of $5,337, or 7.0%, from year-end 2000. The increase in shareholders’ equity was the result of year-to-date net income of $8,004, with this increase being partially offset by a reduction of $2,615 for cash dividends paid and a decrease of $553 on unrealized gains on available for sale securities, net of deferred tax. The decrease of unrealized gains on available for sale securities was mainly due to the sale of equity securities with significant market appreciation. This reduction was partially offset by an increase in the market values of fixed rate securities due to lower interest rates.

UNB Corp.’s capital ratios at June 30, 2001 and December 31, 2000 along with the ratios required for the Corporation to be adequately and well capitalized under regulatory guidelines were as follows:

UNB CORP.
Management’s Discussion and Analysis of Financial Condition
and Results of Operations (continued)

			Minimum regulatory
			requirements for
	June 30,	December 31,	adequately/well
	2001	2000	capitalized

Total capital to risk weighted assets	10.12%	9.99%	8.0%/10.0%

Tier 1 capital to risk weighted assets	8.88%	8.64%	4.0%/ 6.0%

Tier 1 capital to average assets	7.31%	6.97%	4.0%/ 5.0%

All ratios as of June 30, 2001 exceeded the requirements for a well capitalized financial institution. At December 31, 2000 all ratios exceeded the requirements for an adequately capitalized financial institution. The ratio of equity-to-assets at June 30, 2001 was 7.53% versus 7.20% at December 31, 2000.

For the first six months of 2001 and 2000, cash dividends were $0.25 and $0.24 per share, respectively. Cash dividends paid for the period ended June 30, 2001 represents 32.7% of year-to-date net income.

RESULTS OF OPERATIONS
UNB Corp.’s second quarter 2001 net income was $3,728, or $0.35 per diluted share, compared with $3,741, or $0.35 per diluted share, for the second quarter of 2000. Excluding securities gains, second quarter 2001 net income was $3,725, or $0.35 per diluted share, compared with $3,524, or $0.33 per diluted share, for the same period in 2000. This represents an increase in earnings of 5.7% and an increase in diluted earnings per share of 6.1%. Year-to-date net income of $8,004 was $568, or 7.6%, higher than the same period in 2000. Excluding securities gains, June 30, 2001 year-to-date net income was $7,146, or $0.68 per diluted share, compared with $6,781, or $0.63 per diluted share, for the same period in 2000. This represents an increase in earnings of 5.4% and an increase in diluted earnings per share of 7.9%. For the first six months of 2001 and 2000 pre-tax gains of $1,321 and $1,008, respectively, were recognized on the sale of equity securities from the Parent Company portfolio.

Return on average assets and return on average equity for the second quarter of 2001 were 1.39% and 18.60%, respectively, compared with 1.50% and 21.30%, respectively, for the same period in 2000. On a year-to-date basis, return on average assets and return on average equity for 2001 were 1.52% and 20.42%, respectively, compared with 1.51% and 21.10%, respectively, for the same period in 2000. Adjusted for the impact of securities gains, return on average assets was 1.36% for 2001 versus 1.38% for 2000. Return on average equity was 18.23% for 2001 compared to 19.24% for 2000.

NET INTEREST INCOME
Net interest income, the Corporation’s most significant source of earnings, is the difference between interest income and related loan fees earned on interest earning assets and interest expense incurred on interest bearing liabilities. For this discussion, net interest income is presented on a fully-taxable equivalent (FTE) basis. Interest on tax exempt securities and loans is restated on a fully taxable basis using the tax rate of 35% adjusted for non-deductible interest expense incurred in the acquisition of tax-free assets.

For the second quarter and year-to-date periods of 2001, net interest income increased by $1,153 and $1,998, or 12.2% and 10.7%, respectively, over the same periods in 2000. For the second quarter of 2001, total interest income increased by 3.7%, while interest expense decreased by 4.1% from the same period in 2000.

UNB CORP.
Management’s Discussion and Analysis of Financial Condition
and Results of Operations (continued)

On a year-to-date basis, total interest income increased by 6.7% and interest expense increased by 3.0% from the same period in 2000. The increase in net interest income was the result of growth in average earning assets of 6.6% from June 30, 2000 to June 30, 2001 and the result of the 275 basis point reduction in rates that occurred in 2001.

NET INTEREST MARGIN
The net interest margin is net interest income (FTE) divided by average earning assets. For the six months ended June 30, 2001, the net interest margin was 4.13%, versus 3.97% for the same period in 2000, an increase of 16 basis points. Yields on earning assets increased by 3 basis points, while the cost of interest bearing liabilities decreased by 19 basis points. Asset yields were impacted by an increase in yields on the consumer and aircraft loans. The cost of interest bearing liabilities were favorably impacted by the 275 basis point reduction in rates that occurred during the first half of 2001. The cost of the Money Market Access product, which is tied to the three month Treasury rate, declined 143 basis points and the cost of FHLB advances declined by 44 basis points. This was partially offset by an increase in the cost of certificate of deposits due to the rate increases that occurred throughout 2000.

OTHER INCOME
Other income for the second quarter of 2001 was $3,462, a decrease of 0.1% from the second quarter of 2000. Excluding securities gains taken in the second quarter of 2001 and 2000, other income in the second quarter of 2001 increased from the same period in 2000 by $325, or 10.4%. On a year-to-date basis, other income as of June 30, 2001 was $7,903, an increase of 14.6% from the same period in 2000. Excluding securities gains of $1,321 and $1,008 taken in 2001 and 2000, respectively, other income increased by $693, or 11.8%, from the same period in 2000.

Service charges on deposits increased by $95, or 14.1%, during the second quarter of 2001 and by $137, or 10.2%, during the six month period ended June 30, 2001 from the same periods in 2000. The increase was mainly attributed to an increase in service charges that was effective February 1, 2001. On a year-to-date basis, Trust Department earnings were $2,685, a decrease of $102, or 3.7%, from the same period in 2000, due to the decline in the stock market since fees are tied to asset value. Gains on loans sold in the secondary market increased by $212, or 347.5%, during the second quarter of 2001 and by $415, or 500.0%, during the six month period ended June 30, 2001 from the same periods in 2000. The increase was due to declining interest rates increasing the volume of fixed rate mortgage loans available for sale. For the second quarter 2001, other operating income increased by $44, or 4.7%, from the same period in 2000. On a year-to-date basis, other operating income increased by $243, or 14.4%, from the same period in 2000. Within other operating income, income from bank owned life insurance increased by $235 and letter of credit commitment fees increased by $207, while loan brokerage income on non-conforming mortgage and aircraft loans declined by $179. The increase in letter of credit commitment fees was mainly attributed to a fee received on a purchased participation for a commercial letter of credit. The decline in brokerage income was mainly due to loans that were previously considered non-conforming and which generated the brokerage income are now being sold to FNMA and FHLMC as conforming which is reflected as gain on sale of loans and due to a decline in aircraft loans sold.

OTHER EXPENSES
Other expenses for the second quarter were $7,830, an increase of $868, or 12.5%, from the same period in 2000. On a year-to-date basis, other expenses were $15,429, an increase of $1,541, or 11.1%, from the same period in 2000. Salary, wages and benefits increased by $796, or 24.2%, during the second quarter of 2001 and by $1,173, or 17.8%, during the six month period ended June 30, 2001 from the same periods in 2000. The increase was due to annual merit increases, increased

UNB CORP.
Management’s Discussion and Analysis of Financial Condition
and Results of Operations (continued)

pension and incentive compensation expense accruals and increased expenses related to deferred FASB91 costs. The increase in deferred FASB91 costs is due to lower interest rates increasing payoffs within the aircraft portfolio.

Occupancy expense for the six months ended June 30, 2001 increased by $61, or 7.2% from the same period in 2000. The increase is mainly due to an increase in rent expense from the opening of two new branches.

Derivative instruments and hedging activity expense of $204 was recognized for the six month period ended June 30, 2001, for the change in the fair value of the swap since adoption of FAS 133 on January 1, 2001.

Other operating expenses for the six month period ended June 30, 2001 was $4,573, an increase of $83, or 1.8%, from the same period in 2000. Categories with increases included investor relations expense, legal, consulting and donation expense. Investor relations expense reflects an increase resulting from the Corporation promoting the awareness of its stock. Legal and consulting expenses increased mainly due to the non-recurring expenses related to the establishment of United Portfolio Management, Inc. and the bank owned life insurance policies. These increases were partially offset by reductions in Ohio Franchise tax expense and marketing expenses. Marketing expenses were lower in 2001 since there were increased expenses in 2000 due to special promotions for the grand opening of two new branches.

The Bank resolved the legal proceedings and disposed of the environmentally contaminated seven and one half acre parcel of real estate acquired through foreclosure. The property is located in the northwest quadrant of Stark County. On July 31, 2001, the property was sold resulting in a gain of approximately $490 that will be recognized in the third quarter 2001.

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

The provision for loan losses for the first six months of 2001 was $973, an increase of $603, or 163.0%, from the same period in 2000. The increase in the provision for loan losses was due to an increase in net charge-offs of 9.0% from June 30, 2000 to June 30, 2001. In addition, management remains concerned due to the expectations of a slower economy and of the national trends indicating increased in consumer bankruptcies and foreclosures. At June 30, 2001, the allowance for loan losses as a percentage of loans outstanding was 1.45% compared to 1.46% at December 31, 2000.

Net charge-offs for the period ending June 30, 2001 and June 30, 2000 were 0.10%. A detailed analysis of the allowance for loan losses for the six months ended June 30, 2001 and June 30, 2000, follows:

UNB CORP.
Management’s Discussion and Analysis of Financial Condition
and Results of Operations (continued)

	2001	2000

Balance at January 1,	$12,760	$13,174

Charge-Offs (Domestic):

Commercial, Financial, Agricultural	357	375

Real Estate — Commercial	—	—

Real Estate — Residential	11	8

Aircraft	—	—

Consumer Loans	990	865

Total Charge-Offs	1,358	1,248

Recoveries (Domestic):

Commercial, Financial, Agricultural	49	82

Real Estate — Commercial	—	—

Real Estate — Residential	—	—

Aircraft	—	—

Consumer Loans	411	342

Total Recoveries	460	424

Net Charge-Offs	898	824

Provision for loan losses	973	370

Balance at June 30,	$12,835	$12,720

Ratio of year-to-date net charge-offs to year-to-date average loans outstanding	0.10%	0.10%

Allowance as a percentage of total loans	1.45%	1.52%

The allowance for loan losses is allocated among the major loan categories based on historical loss factors as well as the level and trends in delinquencies, charge-offs and recoveries. The following table sets forth the Corporation’s allocation of the allowance for loan losses as of June 30, 2001 and December 31, 2000:

	June 30, 2001	December 31, 2000

Commercial	$5,380	$5,063

Commercial real estate	2,556	2,149

Aircraft	1,845	2,761

Residential real estate	218	230

Consumer	2,260	2,284

Unallocated	576	273

Total	$12,835	$12,760

ASSET QUALITY

At June 30, 2001, impaired loans were $2,601, a decrease of $1,258 from December 31, 2000. The decrease in impaired loans was due to the resolution of several loan workout situations mainly within the aircraft portfolio. The amount of allowance allocated to impaired loans decreased from $909 at December 31, 2000 to $783 at June 30, 2001. Nonperforming assets, which include non-accrual loans, accruing loans past due 90 days or more, restructured loans and other assets owned were $3,795 at June 30, 2001 compared to $3,538 at December 31, 2000, an increase of $257, or 7.3%. The increase in other assets owned was due to a $1.5 million airplane that was repossessed. Subsequent to quarter end, the airplane was disposed of with no loss to the corporation. The following table presents the amounts of nonperforming assets and pertinent ratios as of the dates indicated:

UNB CORP.
Management’s Discussion and Analysis of Financial Condition
and Results of Operations (continued)

	June 30,	December 31,	June 30,
	2001	2000	2000

Non-accrual loans	$1,656	$2,945	$1,595

Accruing loans past due 90 days or more	242	196	87

Restructured loans	—	3	13

Other assets owned	1,897	394	455

Total nonperforming assets	$3,795	$3,538	$2,150

Total nonperforming assets as a percentage of total loans and other assets owned	0.43%	0.41%	0.26%

The ratio of nonperforming loans to total loans outstanding at June 30, 2001 of 0.43% is a two basis point decline from year-end 2000. This ratio compares favorably to the ratio for the Corporation’s peers, all bank holding companies with consolidated assets between $1 billion and $3 billion, which stands at 0.69% at March 31, 2001, the most current data available.

LIQUIDITY

Management ensures the liquidity position of the Corporation is adequate to meet the credit needs and cash demands of its borrowers and depositors in a timely and cost-effective manner. Principal sources of liquidity for the Corporation are cash and cash equivalents, federal funds sold and the cash flows provided by maturities and amortizations in the loan and securities portfolios. Total cash, federal funds sold, interest bearing deposits with banks and securities available for sale of $154,862 represented 14.4% of total assets at June 30, 2001. Of the securities available for sale, $15,043 were held in U.S. Treasury and Agency securities, 49.3% of which mature within one year. Approximately $108,389 of total Corporate securities were pledged as collateral to secure public fund deposits, sweep or term repurchase agreements or other obligations. The Corporation’s ability to raise funds in the market place is provided by the Bank’s branch network, in addition to the availability of Federal Home Loan Bank (FHLB) advance borrowings, brokered deposits, Federal funds purchased and securities sold under agreement to repurchase.

The liquidity needs of the Parent Company, primarily cash dividends, treasury stock purchases and vendor and tax payments, are met through cash, securities in the Parent Company, dividends from the Bank and borrowings from a third party financial institution.

UNITED FINANCIAL ADVISORS, INC.

UNB Corp.’s subsidiary, United Insurance Agency, Inc., announced on June 13, 2001 that it will merge with Rownd Financial Advisors Corp. The merger enables United Financial Advisors, Inc. to offer an expanded, well-rounded array of products and services related to financial planning, insurance, annuities, investments and brokerage services. The impact of the merger on earnings is expected to be neutral in 2001 and accretive to diluted earnings per share in 2002.

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

U N B C O R P.
CONSOLIDATED AVERAGE BALANCE SHEETS

(In thousands)	2nd Qtr	2nd Qtr	2nd Qtr YTD	2nd Qtr YTD
	2001	2000	2001	2000

ASSETS

Cash and cash equivalents	$28,456	$26,010	$28,290	$27,653

Federal funds sold	3,664	12,987	2,677	12,338

Interest bearing deposits with banks	1,343	85	1,114	52

Securities, net	39,607	42,101	43,023	44,763

Mortgage-backed securities	86,667	80,766	81,914	81,500

Loans originated and held for sale	3,911	1,163	3,651	714

Loans:

Total loans	882,016	825,930	877,998	808,691

Less allowance for loan losses	(12,925)	(12,889)	(12,915)	(12,963)

Net loans	869,091	813,041	865,083	795,728

Premises and equipment, net	10,984	10,901	11,014	10,816

Intangible assets	2,183	2,969	2,257	3,089

Accrued interest receivable and other assets	28,918	12,524	21,413	11,720

Total Assets	$1,074,824	$1,002,547	$1,060,436	$988,373

LIABILITIES

Deposits:

Noninterest bearing deposits	$100,530	$98,837	$99,680	$95,616

Interest bearing deposits	710,712	707,917	716,579	694,660

Total deposits	811,242	806,754	816,259	790,276

Short-term borrowings	73,247	67,364	71,849	68,939

Other borrowings	101,990	50,696	85,112	50,899

Accrued taxes, expenses and other liabilities	7,969	7,291	8,185	7,373

Total Liabilities	994,448	932,105	981,405	917,487

SHAREHOLDERS’ EQUITY

Common stock	11,646	11,646	11,646	11,646

Paid-in capital	28,928	29,008	28,934	29,008

Retained earnings	61,241	51,069	60,115	49,771

Treasury stock	(21,748)	(20,849)	(21,872)	(19,800)

Accumulated other comprehensive income	309	(432)	208	261

Total Shareholders’ Equity	80,376	70,442	79,031	70,886

Total Liabilities and Shareholders’ Equity	$1,074,824	$1,002,547	$1,060,436	$988,373

See Notes to the Consolidated Financial Statements.

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

At June 30, 2001, assuming an immediate, parallel 200 basis point shift in market yields, the Corporation’s net interest income for the next twelve months was calculated to increase by approximately 8.86% if rates fell and decrease by 10.88% if rates rose. The net present value of equity is defined as the difference between the present value of the Corporation’s assets and liabilities. In general, the present value of fixed rate financial instruments declines as market rate increase and increases as rates fall. Using the yield scenario defined above, the net present value of equity was forecasted to decline by 9.03% in a rising rate environment and to rise by 9.84% in a falling rate scenario. The duration of total assets was 51 months, compared to a duration of total liabilities of 29 months, indicating that liabilities will both reprice faster

UNB CORP.
Quantitative and Qualitative Disclosures About Market Risk (continued)

than assets and change in value by a smaller amount than the assets over a similar time frame.

Interest rate risk can be managed by using a variety of techniques, including selling existing assets or repaying liabilities, pricing loans and deposits to attract preferred maturities and developing alternative sources of funding or structuring new products to hedge existing exposures. In addition to these balance sheet strategies, the Corporation can also use derivative financial instruments such as interest rate swaps, caps, and floors to minimize the potential impact of adverse changes in interest rates. During the second quarter, the Corporation acquired $20,000 in advances from the Federal Home Loan Bank with semi-annual laddered maturities from three to four and one-half years, and plans to issue $10,000 in national market certificates of deposits with a maturity of three years. Both of these transactions lengthen the duration of total liabilities to minimize the effect of rising rates on future net interest income.

The Corporation has a pay-fixed amortizing interest rate swap executed in 1998 as a hedge against fixed rate mortgages held in the portfolio. The net cash flows and market value of the swap move inversely with those of the fixed rate loans in the portfolio, which reduces the Corporation’s exposure to changing interest rates. If rates rise, the Corporation receives net cash flows from the swap which compensates for the opportunity loss of holding an asset with a below market yield. Alternatively, the increase in the market value of the swaps would balance the loss on the mortgage loans if the loans were sold. If rates fall, the net cash flows given up are offset by the increased value of assets with an above market yield. The gain that would be realized on the sale of the loans would counteract the loss on the termination of the interest rate swap. At the end of June, the swap had a net loss of $235 on outstanding notional principal of $11,600.

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

Item 6 — Exhibits and Reports on Form 8-K

A. Exhibit
Number	Exhibit

10.r	Messrs. Edgar W. Jones, Jr., Roger L. DeVille, E. Scott Robertson, E. Lang D’Atri, Robert L. Mang, Roger L. Mann, Marc L. Schneider, George M. Smart, Louis V. Bockius III, Russell W. Maier, Robert J. Gasser, and Mrs. Nan B. Johnston and Mrs. Jane M. Timken entered into indemnification agreements with UNB Corp. on May 17, 2001 identical to the form of Exhibit 10.r. Additionally, UNB Corp. entered into indemnification agreements with Messrs. James J. Pennetti and Robert M. Sweeney on May 17, 2001 identical to the form of Exhibit 10.r.

10.s	Messrs. Roger L. Mann, Leo E. Doyle, James J. Pennetti, Robert M. Sweeney and Scott E. Dodds entered into severance agreements with UNB Corp. on May 8, 2001 identical to the form of Exhibit 10.s. Additionally, UNB Corp. entered into a form of severance agreement with an officer of a subsidiary company on May 8, 2001 identical to the form of Exhibit 10.s except that the change-in-control severance benefit provided by Section 2(a)(1) of the Severance Agreement for the unnamed officer of the subsidiary is two time the executive’s annual compensation (as that term is defined in the severance agreement). Additionally, in the last “whereas” recital clause appearing on page 1 in the form of severance agreement executed by Messrs. Mann, Doyle, Pennetti, Sweeney and Dodds on May 8, 2001, each executive’s existing change-of-control agreement was entered into on different dates.

B. Reports — Form 8-K — During the second quarter of 2001 the Registrant filed one report on Form 8-K. This report, filed June 20, 2001, disclosed the transaction in which Rownd Financial Advisors Corp. merged with United Insurance Agency, Inc., a wholly owned subsidiary of UNB Corp. Immediately following the merger United Insurance Agency, Inc. changed its corporate name to United Financial Advisors, Inc.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UNB CORP.

(Registrant)

Date August 10, 2001	/s/ James J. Pennetti

James J. Pennetti (Duly authorized officer and Chief Financial Officer, UNB Corp