Form 10-Q
period 2001-09-30
UNB CORP/OH
filed 2001-11-05
CIK 746481

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2001

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

Yes      X                          No

      Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date.

Common Stock, $1.00 Stated Value	Outstanding at October 31, 2001 10,459,050 Common Shares

UNB CORP.

FORM 10-Q

QUARTER ENDED September 30, 2001

Part I — Financial Information

Item 1 — Financial Statements

Interim financial information required by Rule 10-01 of Regulation S-X (17 CFR Part 210) is included in this Form 10Q as referenced below:

		Page
		Number(s)

	Consolidated Balance Sheets	1
	Consolidated Statements of Income	2
	Consolidated Statements of Comprehensive Income	3
	Condensed Consolidated Statements of Changes in Shareholders’ Equity	4
	Consolidated Statements of Cash Flows	5
	Notes to the Consolidated Financial Statements	6-13

Item 2 —	Management’s Discussion and Analysis of Financial Condition and Results of Operations	14-20
	Consolidated Average Balance Sheets	21

Item 3 —	Quantitative and Qualitative Disclosures About Market Risk	22-23

Part II —	Other Information

Item 1 —	Legal Proceedings	24

Item 2 —	Changes in Securities	24

Item 3 —	Defaults Upon Senior Securities	24

Item 4 —	Submission of Matters to a Vote of Security Holders	24

Item 5 —	Other Information	24

Item 6 —	Exhibits and Reports on Form 8-K	24
Signatures		25

UNB CORP.

CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
(In thousands except per share data)	2001	2000

ASSETS
Cash and cash equivalents	$33,227	$32,155
Interest bearing deposits with banks	227	—
Securities, net (Fair value:
$36,544 and $52,179, respectively)	36,513	52,170
Mortgage-backed securities (Fair value:
$97,108 and $78,728, respectively)	97,096	78,721
Loans originated and held for sale	3,203	3,433
Loans:
Commercial, financial and agricultural	116,477	112,263
Aircraft	144,405	138,696
Commercial real estate	140,958	121,677
Residential real estate	245,775	260,088
Consumer	258,929	239,291

Total loans	906,544	872,015
Less allowance for loan losses	(13,100)	(12,760)

Net loans	893,444	859,255
Premises and equipment, net	10,749	11,026
Intangible assets	2,231	2,432
Accrued interest receivable and other assets	33,160	14,755

Total Assets	$1,109,850	$1,053,947

LIABILITIES
Deposits:
Noninterest bearing deposits	$97,634	$108,351
Interest bearing deposits	726,300	719,290

Total deposits	823,934	827,641
Short-term borrowings	80,938	81,979
Other borrowings	111,638	61,188
Accrued taxes, expenses and other liabilities	9,746	7,211

Total Liabilities	1,026,256	978,019

SHAREHOLDERS’ EQUITY
Common stock ($1.00 stated value, 50,000,000 shares authorized; 11,646,254 and 11,646,274 issued, respectively)	11,646	11,646
Paid-in capital	28,939	28,949
Retained earnings	63,868	56,233
Treasury stock, 1,184,522 and 1,209,382 shares at cost	(21,800)	(22,004)
Accumulated other comprehensive income	941	1,104

Total Shareholders’ Equity	83,594	75,928

Total Liabilities and Shareholders’ Equity	$1,109,850	$1,053,947

See Notes to the Consolidated Financial Statements

UNB CORP.

CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

(In thousands except per share data)	2001	2000	2001	2000

Interest income:
Interest and fees on loans:
Taxable	$18,276	$18,498	$55,545	$52,813
Tax exempt	55	58	173	129
Interest and dividends on securities & mortgage-backed securities:
Taxable	1,861	1,883	5,572	5,806
Tax exempt	30	40	117	91
Interest on bank deposits and federal funds sold	25	174	136	542

Total interest income	20,247	20,653	61,543	59,381

Interest expense:
Interest on deposits	7,490	9,292	24,189	25,952
Interest on short-term borrowings	548	988	2,048	2,780
Interest on other borrowings	1,491	850	3,932	2,439

Total interest expense	9,529	11,130	30,169	31,171

Net interest income	10,718	9,523	31,374	28,210
Provision for loan losses	590	128	1,563	498

Net interest income after provision for loan losses	10,128	9,395	29,811	27,712
Other income:
Service charges on deposits	777	704	2,251	2,041
Trust Department income	1,230	1,375	3,915	4,162
Gains on loans originated for resale and sold	256	77	754	160
Securities gains, net	(139)	—	1,182	1,008
Other operating income	1,713	689	3,638	2,371

Total other income	3,837	2,845	11,740	9,742

Other expenses:
Salary, wages and benefits	4,239	3,117	12,020	9,725
Occupancy expense	470	467	1,381	1,317
Equipment expense	884	1,004	2,844	2,944
Derivative instruments and hedging activity expense	223	—	427	—
Other operating expense	2,762	2,101	7,335	6,591

Total other expenses	8,578	6,689	24,007	20,577

Income before income taxes	5,387	5,551	17,544	16,877
Provision for income taxes	1,829	1,944	5,968	5,834

Income before accounting method changes	3,558	3,607	11,576	11,043
Accounting method change — adoption of FAS 133	—	—	14	—
Net Income	$3,558	$3,607	$11,562	$11,043

Earnings per share:
Basic	$0.34	$0.35	$1.11	$1.05
Diluted	$0.33	$0.34	$1.09	$1.04

Dividends per share	$0.13	$0.12	$0.38	$0.36

Weighted average shares outstanding:
Basic	10,481,614	10,453,348	10,458,810	10,557,570
Diluted	10,691,733	10,528,333	10,604,526	10,640,636

See Notes to the Consolidated Financial Statements

UNB CORP.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months
	Ended		Nine Months Ended
	September 30,		September 30,

(In thousands)	2001	2000	2001	2000

Net Income	$3,558	$3,607	$11,562	$11,043
Other comprehensive income, net of tax
Unrealized gains/(losses) on securities:
Unrealized gains/(losses) arising during the period	300	650	605	(6)
Less: Reclassified adjustment for accumulated gains/(losses) included in net income	(90)	0	768	655

Unrealized gains/(losses) on securities	390	650	(163)	(661)

Comprehensive income	$3,948	$4,257	$11,399	$10,382

See Notes to the Consolidated Financial Statements

UNB CORP.

Condensed Consolidated Statements of Changes in Shareholders’ Equity

	Nine Months Ended

(In thousands except per share data)	9/30/01	9/30/00

Balance at beginning of period	$75,928	$70,674
Net Income	11,562	11,043
Cash dividends $0.38 and $0.36 per share, respectively	(3,927)	(3,796)
Treasury stock purchases	(491)	(4,050)
Treasury stock sold and issued for stock options	679	16
Tax benefit from non-qualified stock option exercise	6	—
Change in market value on securities available for sale, net of deferred taxes	(163)	(661)

Balance at end of period	$83,594	$73,226

See Notes to the Consolidated Financial Statements

UNB CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine months ended
	September 30,

(In thousands)	2001	2000

Cash flows from operating activities:
Net income	$11,562	$11,043
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	1,026	1,052
Provision for loan losses	1,563	498
Net securities gains	(1,182)	(1,008)
Net amortization/(accretion) on securities	(464)	(25)
Amortization of intangible assets	564	689
Loans originated for resale	(55,400)	(8,026)
Proceeds from sale of loan originations	56,384	7,214
Changes in:
Interest receivable	575	(826)
Interest payable	(139)	(182)
Other assets and liabilities, net	4,627	(941)
Deferred income	(4)	(8)

Net cash from operating activities	19,112	9,480

Cash flows from investing activities:
Net change in interest bearing deposits with banks	(227)	(2,665)
Net increase in funds sold	—	(500)
Investment and mortgage-backed securities:
Proceeds from sales of securities available for sale	4,082	1,527
Proceeds from maturities of securities held to maturity	2,535	2,155
Proceeds from maturities of securities available for sale	122,065	43,967
Purchases of securities held to maturity	(1,080)	(3,461)
Purchases of securities available for sale	(112,765)	(32,867)
Purchases of mortgage-backed securities available for sale	(47,236)	(12,604)
Principal payments received on mortgage-backed securities held to maturity	104	115
Principal payments received on mortgage-backed securities available for sale	30,972	15,824
Net (increase)/decrease in loans made to customers	(36,506)	(84,881)
Purchase in bank owned life insurance	(20,711)	—
Net increase in bank owned life insurance	(493)	—
Purchases of premises and equipment, net	(749)	(1,332)

Net cash from investing activities	(60,009)	(74,722)

Cash flows from financing activities:
Net increase/(decrease) in deposits	(3,707)	62,765
Cash dividends paid, net of shares issued through dividend reinvestment	(3,927)	(3,796)
Purchase of treasury stock	(491)	(4,050)
Sales of treasury stock	679	16
Tax benefit from non-qualified stock option exercise	6	—
Net increase/(decrease) in short-term borrowings	(1,041)	(5,563)
Proceeds from FHLB advances	93,400	1,200
Repayments of FHLB advances	(45,410)	(7,959)
Proceeds from bank borrowings	2,502	4,500
Repayments on capital lease	(42)	(39)

Net cash from financing activities	41,969	47,074

Net change in cash and cash equivalents	1,072	(18,168)
Cash and cash equivalents at beginning of year	32,155	48,354

Cash and cash equivalents at end of period	$33,227	$30,186

Non cash activities:
Merger with Rownd’s for stock	(255)	—

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

These interim financial statements reflect all adjustments of a normal recurring nature which, in the opinion of management, are necessary to present fairly the consolidated financial position of UNB Corp. at September 30, 2001, and its results of operations and cash flows for the periods presented. The accompanying consolidated financial statements do not purport to contain all the necessary financial disclosures required by accounting principles generally accepted in the United State of America that might otherwise be necessary in the circumstances and are not necessarily indicative of the results to be expected for the full year. The Annual Report for UNB Corp. for the year ended December 31, 2000, contains consolidated financial statements and related notes, which should be read in conjunction with the accompanying consolidated financial statements.

For consolidated financial statement classification and cash flow reporting purposes, cash and cash equivalents include currency on hand and non-interest bearing deposits with banks. For the quarters ended September 30, 2001 and September 30, 2000, UNB Corp. paid interest in the amount of $30,308 and $31,355, respectively. For the same nine month periods federal income taxes paid totaled $4,000 and $5,260, respectively.

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

      In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 141. “Business Combinations.” SFAS No. 141 requires all business combinations within its scope to be accounted for using the purchase method, rather than the pooling-of-interests method. The provisions of this Statement apply to all business combinations initiated after June 30, 2001.

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

Note 2 — Securities

      The amortized cost and estimated fair value of securities and mortgage-backed securities, available for sale and held to maturity, as presented on the consolidated balance sheet at September 30, 2001 and December 31, 2000, follows:

UNB CORP.
Notes to Consolidated Financial Statements (continued)

	September 30, 2001

		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value

Securities available for sale:
Obligations of U.S. government agencies and corporations	$20,095	$292	$—	$20,387
Securities held to maturity:
Obligations of state and political subdivisions	2,309	31	—	2,340
Corporate bonds and other debt securities	500	—	—	500

Total debt securities	22,904	323	—	23,227
Equity securities available for sale	12,721	—	(451)	12,270
Asset-backed securities available for sale	999	48	—	1,047

Total securities	36,624	371	(451)	36,544
Mortgage-backed securities available for sale	95,211	1,586	(29)	96,768
Mortgage-backed securities held to maturity	328	12	—	340

Total mortgage-backed securities	95,539	1,598	(29)	97,108

Total securities and mortgage-backed securities	$132,163	$1,969	$(480)	$133,652

	December 31, 2000

		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value

Securities available for sale:
U.S. Treasury securities	$999	$—	$(1)	$998
Obligations of U.S. government agencies and corporations	31,473	146	(15)	31,604
Securities held to maturity:
Obligations of state and political subdivisions	4,265	10	(1)	4,274

Total debt securities	36,737	156	(17)	36,876
Equity securities available for sale	12,518	2,518	(728)	14,308
Asset-backed securities available for sale	999	—	(4)	995

Total securities	50,254	2,674	(749)	52,179
Mortgage-backed securities available for sale	78,506	268	(484)	78,290
Mortgage-backed securities held to maturity	431	7	—	438

Total mortgage-backed securities	78,937	275	(484)	78,728

Total securities and mortgage-backed securities	$129,191	$2,949	$(1,233)	$130,907

During the periods ended September 30, 2001 and 2000, the proceeds from sales of securities available for sale were $4,082 and $1,527, respectively. On those sales, gross gains of $4,110 and gross losses of $2,928 were recognized for the period ending September 30, 2001 and gross gains of $1,008 were recognized for the period ending September 30, 2000. There were no

UNB CORP.
Notes to Consolidated Financial Statements (continued)

sales or transfers of securities classified as held to maturity.

The amortized cost and estimated fair value of debt securities at September 30, 2001, by contractual maturity, are shown below. Actual maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	September 30, 2001

		Estimated	Weighted
	Amortized	Fair	Average
	Cost	Value	Yield

Securities available for sale:
U.S. Government agencies and corporations Due in one year or less	$8,095	$8,271	6.68%
Due after one year through five years	12,000	12,116	4.24

Total	$20,095	$20,387	5.22%

Securities held to maturity:
Obligations of state and political subdivisions Due in one year or less	$1,276	$1,284	4.79%
Due after one year through five years	1,033	1,056	4.37

Total	2,309	2,340	4.60%
Corporate bonds and other debt securities Due after ten years	500	500	7.75%
Total securities held to maturity	$2,809	$2,840	5.16%

Asset-backed securities available for sale	$999	$1,047	6.85%

Mortgage-backed and collateralized mortgage obligations available for sale	$95,211	$96,768	6.26%
Mortgage-backed and collateralized mortgage obligations held to maturity	328	340	7.82

	$95,539	$97,108	6.27%

At September 30, 2001, there were no holdings of securities of any one issuer, other than the U.S. government and its agencies and corporations, with an aggregate book value in excess of 10% of shareholders’ equity. Securities with a carrying value of approximately $112,368 at September 30, 2001 were pledged to secure public funds and other obligations.

Note 3 — Allowance for Loan Losses

A summary of activity in the allowance for loan losses for the nine months ended September 30, 2001 and September 30, 2000, follows:

	2001	2000

Balance — January 1	$12,760	$13,174
Provision charged to operating expense	1,563	498
Loans charged off	(2,015)	(1,689)
Recoveries on loans previously charged off	792	636

Balance — September 30	$13,100	$12,619

UNB CORP.
Notes to Consolidated Financial Statements (continued)

At September 30, 2001 and December 31, 2000, impaired loans were as follows:

	September 30, 2001	December 31, 2000

Loans with no allowance for loan losses allocated	$126	$1,343
Loans with allowance for loan losses allocated	4,916	2,516
Amount of allowance allocated	1,264	909
Average of impaired loans, year-to-date	3,679	3,093
Interest income recognized during impairment	240	210
Cash-basis interest income recognized year-to-date	272	206

At September 30, 2001 and December 31, 2000, loans on non-accrual status and/or past due 90 days or more approximated $4,929 and $3,141, respectively. The Other Assets Owned balance, net of allowance, was $40 and $394 at September 30, 2001 and December 31, 2000, respectively.

Note 4 — Concentrations of Credit Risk and Financial Instruments With Off-Balance Sheet Risk

The Corporation offers commercial, residential mortgage and consumer credit products to customers within Stark and its contiguous counties with the exception of the Aircraft Finance Group which serves a national market. The Corporation maintains a diversified loan portfolio, with commercial loans and leases, commercial real estate loans, aircraft loans, residential mortgage loans and consumer loans comprising 12.8%, 15.6%, 15.9%, 27.1% and 28.6%, respectively, at September 30, 2001. Within the consumer loan portfolio, indirect loans accounted for 54.1% of all consumer loans and 15.4% of total loans at September 30, 2001. The dealer network from which indirect loans were purchased included 116 relationships thus far in 2001, the largest of which was responsible for 4.8% of the total indirect dollar volume for the first nine months of 2001.

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

The Corporation is a party to financial instruments with off-balance sheet risk. These instruments are required in the normal course of business to meet the financial needs of its customers. The contract or notional amounts of these instruments are not included in the consolidated financial statements. At September 30, 2001, the contract or notional amounts of these instruments, which primarily include commitments to extend credit, standby letters of credit and financial guarantees, and interest rate swaps totaled $240,341.

At September 30, 2001, the Corporation held an interest rate swap agreement with a notional amount of $11,043. The notional amount of the interest rate swap does not represent an amount exchanged by the parties and is not a measure of the Corporation’s exposure through its use of derivatives. The amounts exchanged are determined by reference to the notional amount and the other terms of the

UNB CORP.
Notes to Consolidated Financial Statements (continued)

interest rate swap. The following table summarizes the terms of the swap in effect:

Notional amount	$11,043
Final expiration	June 18, 2003
Variable rate in effect, September 30, 2001	3.15%
Fixed rate	5.86%
Market value, September 30, 2001	($448)

Variable interest payments received are based on the three month LIBOR rate that is adjusted on a quarterly basis. For the nine month periods ended September 30, 2001 and September 30, 2000, expense of $79 and income of $79, respectively, was recorded in interest income. Under the terms of the contract, future changes in LIBOR will affect the payments received, the income or expense generated by the swap and the market value of the swap.

Note 5 — Other Borrowings

Other borrowings consist of Federal Home Loan Bank borrowings, two line of credit borrowing arrangements and a capital lease. The majority of the other borrowings at September 30, 2001 were comprised of advances from the Federal Home Loan Bank (FHLB) of Cincinnati. Pursuant to collateral agreements with the FHLB, advances are secured by FHLB stock and qualifying first mortgage loans.

At September 30, 2001, FHLB advances outstanding were comprised of the following:

Maturity	Interest Rate	Amount

2001	6.10%-7.32%	$2,514
2002	5.95%-7.32%	31,158
2003	6.25%-7.32%	1,235
2004	5.20%-7.32%	10,660
2005	3.64%-7.32%	20,547
2006	5.21%-5.59%	20,000
2011	4.70%	10,000

Total		$96,114

Based on the Bank’s investment in FHLB stock, the maximum dollar amount of FHLB advance borrowings available to the Bank is $172,750.

The Corporation has maximum borrowing arrangements of $20,000 with a national financial institution consisting of two lines of credit. The total outstanding balance at September 30, 2001 was $15,500. United Banc Financial Services, Inc. (UBFS) arranged a $10 million line of credit to fund loan growth. The interest on each draw is variable and is priced off an index plus a spread. The loan agreement calls for quarterly interest payments and is secured by a first security agreement on UBFS receivables, the unconditional guarantee of UNB Corp., and an intercreditor agreement with United National Bank & Trust Co. The outstanding balance on this facility consists of the following draws:

UNB CORP.
Notes to Consolidated Financial Statements (continued)

Interest Rate	Amount

4.92%	$3,500
4.83	1,000
4.74	500
3.55	1,000
4.90	500
4.51	500
3.74	500
3.54	500
3.36	500

The Parent Company arranged an unsecured $10 million line of credit for liquidity purposes and to facilitate additional investment in subsidiaries. At September 30, 2001, the outstanding balance was $7 million with an interest rate of 3.07%. The interest is priced off the Federal Funds Rate plus 0.85% per annum and is paid quarterly.

United Financial Advisors, Inc. had an unsecured $50 line of credit with an interest rate of prime rate plus one percent that was used for liquidity purposes. As of September 30, 2001, the line of credit was paid off.

In 1997, the Bank entered into a capital lease to finance the acquisition of computer hardware and related software with an original amount of $252. The lease terms call for sixty monthly payments of approximately $5 with the last payment due in March, 2002. The balance outstanding at September 30, 2001 was $24.

Note 6 — Derivative Instruments and Hedging Activities

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

UNB Corp. holds a derivative instrument in the form of an interest rate swap hedging fixed rate mortgage loans (see Note 4). The interest rate swap was recorded at fair value on the financial statements of the Corporation at the adoption of FAS 133. For the period ended September 30, 2001, $14, net of taxes, was recognized in expense for the adoption of FAS 133 on January 1, 2001 and $427 in expense was recognized for the change in the fair value of the swap since adoption.

Note 7 — Pending Merger

On September 6, 2001, BancFirst Ohio Corp. and UNB Corp., announced that a definitive merger agreement had been signed and structured as a merger of equals.

BancFirst Ohio Corp. and UNB Corp. will be merged into one holding company. The name of the company will be determined in the fourth quarter of 2001. Additionally, The First National Bank of Zanesville and United National Bank & Trust Co. will merge under a common charter with a new name being announced in the fourth quarter of 2001. The new corporation will offer its combined client base a broad array of corporate banking, retail banking, government guaranteed loan programs, aircraft lending, and wealth management products and services. The combined strengths of these two organizations will provide a high level of

UNB CORP.
Notes to Consolidated Financial Statements (continued)

professionalism, financial services expertise and commitment to the communities it will serve.

The new corporation will have a combined market value of approximately $415 million, total assets of $2.7 billion, with an additional $1.4 billion of combined trust assets under management. The company will be headquartered in Canton, Ohio with its operations center based in Zanesville, Ohio.

The purchase accounting transaction will be immediately accretive to the diluted earnings per share of the combined company upon closing. The shareholder meeting to vote on the merger of equals will take place in early February 2002. The transaction, scheduled to close in March 2002, has been approved by the boards of directors of both companies and is subject to regulatory and shareholder approvals. The terms of the agreement call for BancFirst Ohio Corp. shareholders to receive, for each BancFirst Ohio Corp. share, 1.325 shares of UNB Corp. common stock. BancFirst Ohio Corp. shareholders will own approximately 52 percent of the combined company and UNB Corp. shareholders will own approximately 48 percent.

The companies expect the merger to generate $4.3 million in annual expense reductions, with most of the savings being realized in the first full-year from the date of closing. This savings level is approximately 6.6 percent of the companies’ current combined expense base. The companies expect one-time, merger-related, charges of $6.4 million (after-tax) related to staff training, retention and severance; systems integration; professional fees and other miscellaneous expenses.

UNB CORP.

Management’s Discussion and Analysis of Financial Condition
and Results of Operations

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

INTRODUCTION

The following areas of discussion pertain to the consolidated financial statements of UNB Corp. at September 30, 2001, compared to December 31, 2000, and the results of operations for the quarter and year-to-date periods ending September 30, 2001, compared to the same periods in 2000. It is the intent of this discussion to provide the reader with a more thorough understanding of the consolidated financial statements and supporting schedules, and should be read in conjunction with those consolidated financial statements and schedules.

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

FINANCIAL CONDITION

Total assets at September 30, 2001 were $1,109,850, an increase of $55,903, or 5.3%, from year-end 2000. Total interest earning assets at September 30, 2001 of $1,043,583 increased from year-end 2000 by $37,244, or 3.7%. Highly liquid balances, comprised of cash and cash equivalents, federal funds sold and interest bearing deposits with banks, increased by $1,299, or 4.0%, from year-end 2000.

SECURITIES

Balances in the securities and mortgage-backed securities portfolio increased from 2000 year-end balances by $2,718, or 2.1%. Within the portfolio, as obligations of U.S. government agency securities matured they were replaced with mortgage-backed securities. During the first nine months of 2001, the equity securities in the Parent Company, which were invested in various bank stocks, were sold and a majority of the proceeds were reinvested in various equity securities to provide more diversification within the portfolio.

LOANS

For the first nine months of 2001, total loans outstanding increased by $34,529, or 4.0%, from year-end 2000. The aircraft lending area experienced growth of $5,709, or 4.1%, from 2000 year-end levels. Growth remained slower for the first nine months of 2001 due to current economic conditions and lower interest rates causing an increase in refinances. Growth should remain flat for the remainder of the year due to the slower economy.

Commercial loan balances increased by $4,214, or 3.8%, from year-end 2000 levels.

UNB CORP.
Management’s Discussion and Analysis of Financial Condition
and Results of Operations (continued)

The increase was attributed to increased line of credit usage. Commercial real estate balances increased by $19,281, or 15.8%, from year-end balances due to continued growth in permanent financing opportunities.

Residential real estate balances decreased by $14,313, or 5.5%, for the nine months ended September 30, 2001. The decrease was the result of lower market rates increasing the volume of payoffs and refinancings in the existing portfolio.

Consumer loans increased by $19,638, or 8.2%, from year-end 2000, with the majority of the increase, $15,508, within the home equity product, which is being promoted with lower introductory rates. Direct and indirect installment lending increased by $4,088, or 2.6%, from year-end 2000 with the Bank continuing to focus on indirect automobile lending and not on longer-term fixed rate loans such as boat and recreational vehicles. Loan activity has been concentrated in high-end used automobiles, as leasing and manufacturers’ financing alternatives have dominated new automobile financing.

OTHER ASSETS

Accrued interest receivable and other assets increased by $18,405, or 124.7%, from December 31, 2000. The increase was due to the Bank purchase of $20 million of bank owned life insurance (BOLI).

LIABILITIES

Total liabilities increased by $48,237, or 4.9%, from year-end 2000 levels. Deposits, the main component of liabilities, decreased by $3,707, or 0.4%, from December 31, 2000. The following table shows deposit composition and deposit mix between the periods ended September 30, 2001 and December 31, 2000:

	September 30, 2001	December 31, 2000

Non-interest bearing deposits	$97,634	$108,351
Interest bearing checking	80,840	79,894
Savings	267,392	267,486
Certificates of deposit and other time	378,068	371,910

Total deposits	$823,934	$827,641

Non-interest bearing deposits at September 30, 2001 were $10,717, or 9.9% below 2000 year-end levels and interest bearing checking increased by $946, or 1.2%, from year-end 2000. The reduction in non-interest bearing deposits was partially regarded as a seasonal trend, the result of artificially high year-end balances of commercial customers. Certificates of deposit generated through the branch network increased by $6,248, or 1.8%, during the first nine months of 2001. Short-term borrowings, which are comprised of federal funds purchased and repurchase agreements, declined by $1,041 from December 31, 2000 due to a reduction in federal funds purchased. Other borrowings increased by $50,450, or 82.5%, primarily due to new Federal Home Loan Bank advances that were obtained to take advantage of lower interest rates.

CAPITAL RESOURCES

Total shareholders’ equity at September 30, 2001 was $83,594, an increase of $7,666, or 10.1%, from year-end 2000. The increase in shareholders’ equity was the result of year-to-date net income of $11,562, with this increase being partially offset by a reduction of $3,927 for cash dividends paid.

UNB Corp.’s capital ratios at September 30, 2001 and December 31, 2000 along with the ratios required for the Corporation to be adequately and well capitalized under regulatory guidelines were as follows:

UNB CORP.
Management’s Discussion and Analysis of Financial Condition
and Results of Operations (continued)

			Minimum regula-
			tory requirements
	September 30,	December 31,	for adequately/
	2001	2000	well capitalized

Total capital to risk weighted assets	10.12%	9.99%	8.0%/10.0%
Tier 1 capital to risk weighted assets	8.88%	8.64%	4.0%/ 6.0%
Tier 1 capital to average assets	7.39%	6.97%	4.0%/ 5.0%

All ratios as of September 30, 2001 exceeded the requirements for a well capitalized financial institution. At December 31, 2000 all ratios exceeded the requirements for an adequately capitalized financial institution. The ratio of equity-to-assets at September 30, 2001 was 7.53% versus 7.20% at December 31, 2000.

For the first nine months of 2001 and 2000, cash dividends were $0.38 and $0.36 per share, respectively. Cash dividends paid for the period ended September 30, 2001 represents 34.0% of year-to-date net income.

RESULTS OF OPERATIONS

UNB Corp.’s third quarter 2001 net income was $3,558, or $0.33 per diluted share, compared with $3,607, or $0.34 per diluted share, for the third quarter of 2000. Excluding securities losses and merger related expenses, third quarter 2001 net income was $3,803, or $0.36 per diluted share. On an operating basis, this represents an increase in earnings of 5.4% and an increase in diluted earnings per share of 5.9%. Year-to-date net income of $11,562 was $519, or 4.7%, higher than the same period in 2000. Excluding securities gains in both years and merger related expenses in 2001, September 30, 2001 year-to-date net income was $10,949, or $1.03 per diluted share, compared with $10,388, or $0.98 per diluted share, for the same period in 2000. This represents an increase in earnings of 5.4% and an increase in diluted earnings per share of 5.1%. For the first nine months of 2001 and 2000 pre-tax gains of $1,182 and $1,008, respectively, were recognized on the sale of equity securities from the Parent Company portfolio.

Adjusted for the impact of securities losses and merger related expenses in 2001, return on average assets and return on average equity for the third quarter of 2001 were 1.38% and 18.09%, respectively, compared with 1.41% and 19.82%, respectively, for the same period in 2000. On a year-to-date basis, return on average assets and return on average equity for 2001 were 1.44% and 19.20%, respectively, compared with 1.48% and 20.68%, respectively, for the same period in 2000. Adjusted for the impact of securities gains in both years and merger related expenses in 2001, return on average assets was 1.37% for 2001 versus 1.39% for 2000. Return on average equity was 18.18% for 2001 compared to 19.45% for 2000.

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

For the third quarter and year-to-date periods of 2001, net interest income

UNB CORP.
Management’s Discussion and Analysis of Financial Condition
and Results of Operations (continued)

increased by $1,211 and $3,209, or 12.7% and 11.4%, respectively, over the same periods in 2000. For the third quarter of 2001, total interest income decreased by 1.9%, while interest expense decreased by 14.4% from the same period in 2000. On a year-to-date basis, total interest income increased by 3.7% and interest expense decreased by 3.2% from the same period in 2000. The increase in net interest income was the result of growth in average interest earning assets of 6.1% from September 30, 2000 to September 30, 2001 and the result of the 350 basis point reduction in rates that occurred in 2001.

NET INTEREST MARGIN

The net interest margin is net interest income (FTE) divided by average interest earning assets. For the nine months ended September 30, 2001, the net interest margin was 4.14%, versus 3.94% for the same period in 2000, an increase of 20 basis points. Yields on interest earning assets decreased by 18 basis points, while the cost of interest bearing liabilities decreased by 49 basis points. Asset yields were impacted by a decrease in yields in the commercial and aircraft portfolios. The cost of interest bearing liabilities were favorably impacted by the 350 basis point reduction in rates that occurred in 2001. The cost of the Money Market Access product, which is tied to the three month Treasury rate, declined 189 basis points and the cost of FHLB advances declined by 55 basis points. This was partially offset by an increase in the cost of certificate of deposits due to the rate increases that occurred throughout 2000.

OTHER INCOME

Other income for the third quarter of 2001 was $3,837, an increase of 34.9% from the third quarter of 2000. Excluding securities losses taken in the third quarter of 2001, other income in the third quarter of 2001 increased from the same period in 2000 by $1,131, or 39.8%. On a year-to-date basis, other income as of September 30, 2001 was $11,740, an increase of 20.5% from the same period in 2000. Excluding securities gains of $1,182 and $1,008 taken in 2001 and 2000, respectively, other income increased by $1,824, or 20.9%, from the same period in 2000.

Service charges on deposits increased by $73, or 10.4%, during the third quarter of 2001 and by $210, or 10.3%, during the nine month period ended September 30, 2001 from the same periods in 2000. The increase was mainly attributed to an increase in service charges that was effective February 1, 2001. On a year-to-date basis, Trust Department earnings were $3,915, a decrease of $247, or 5.9%, from the same period in 2000, due to the decline in the stock market since fees are tied to asset value. Gains on loans sold in the secondary market increased by $179, or 232.5%, during the third quarter of 2001 and by $594, or 371.3%, during the nine month period ended September 30, 2001 from the same periods in 2000. The increase was due to declining interest rates increasing the volume of fixed rate mortgage loans originated and sold in 2001 compared to 2000. For the third quarter 2001, other operating income increased by $1,024, or 148.6%, from the same period in 2000. On a year-to-date basis, other operating income increased by $1,267, or 53.4%, from the same period in 2000. Within other operating income, a gain of $490 was recognized on the sale of other real estate owned that had been acquired through foreclosure. Also, within other operating income, income from bank owned life insurance increased by $537, letter of credit commitment fees increased by $206, and financial planning fees increased by $113, while loan brokerage income on non-conforming mortgage and aircraft loans declined by $222. The increase in letter of credit commitment fees was mainly attributed to a fee received on a purchased participation for a commercial letter of credit. The decline in brokerage income was mainly due to loans that were previously considered non-conforming and which generated the brokerage income are now being sold to FNMA and FHLMC as conforming which is reflected as gain on sale of loans and due to a decline in aircraft loans sold.

UNB CORP.
Management’s Discussion and Analysis of Financial Condition
and Results of Operations (continued)

OTHER EXPENSES

Other expenses for the third quarter were $8,578, an increase of $1,889, or 28.2%, from the same period in 2000. On a year-to-date basis, other expenses were $24,007, an increase of $3,430, or 16.7%, from the same period in 2000. Salary, wages and benefits increased by $1,122, or 36.0%, during the third quarter of 2001 and by $2,295, or 23.6%, during the nine month period ended September 30, 2001 from the same periods in 2000. The increase was due to annual merit increases, increased pension and incentive compensation expense accruals and increased expenses related to recognition of previously deferred loan origination costs. The increase in deferred FASB91 costs is due to lower interest rates increasing payoffs within the aircraft portfolio.

Occupancy expense for the nine months ended September 30, 2001 increased by $64, or 4.9% from the same period in 2000. The increase is mainly due to an increase in rent expense from the opening of two new branches.

Derivative instruments and hedging activity expense of $427 was recognized for the nine month period ended September 30, 2001, for the change in the fair value of the swap since adoption of FAS 133 on January 1, 2001.

Other operating expenses for the nine month period ended September 30, 2001 was $7,335, an increase of $744, or 11.3%, from the same period in 2000. Excluding merger related expenses of $156, other operating expenses increased by $588, or 8.9%, from the same period in 2000. During the third quarter of 2001, $240 was accrued for impairment of assets based on the decision to consolidate three in-store branches in late 2001 and $200 was contributed to the Charitable Trust for future obligations arising from donations. Other categories with increases included investor relations expense, legal and consulting expense. Investor relations expense reflects an increase resulting from the Corporation promoting the awareness of its stock. Legal and consulting expenses increased mainly due to the non-recurring expenses related to the establishment of United Portfolio Management, Inc. and the bank owned life insurance policies. These increases were partially offset by reductions in Ohio Franchise tax expense and marketing expenses. Marketing expenses were lower in 2001 since there were increased expenses in 2000 due to special promotions for the grand opening of two new branches.

The Bank resolved the legal proceedings and disposed of the environmentally contaminated seven and one half acre parcel of real estate acquired through foreclosure. The property is located in the northwest quadrant of Stark County. On July 31, 2001, the property was sold resulting in a gain of $490 that was recognized in the third quarter 2001.

ALLOWANCE FOR LOAN LOSSES

The allowance for loan loss is maintained at levels considered sufficient to absorb probable losses in the loan portfolio. The amount of the provision for loan losses charged to expense is the amount necessary, in the opinion of management, to maintain the balance in the allowance for loan losses at an adequate level. Management reviews the amount of provision for loan losses charged to earnings based on its evaluation of the loan portfolio’s credit quality, the adequacy of the allowance for loan losses under current economic conditions and current and anticipated loan growth. Due to improved underwriting, early detection systems and increased collection efforts, the ratio of net charge-offs to average loans outstanding for September 30, 2001 remained at a very low level of 0.14%.

The provision for loan losses for the first nine months of 2001 was $1,563, an increase of $1,065 from the same period in 2000. The increase in the provision

UNB CORP.
Management’s Discussion and Analysis of Financial Condition
and Results of Operations (continued)

for loan losses was due to an increase in net charge-offs of 16.1% from September 30, 2000 to September 30, 2001. In addition, management remains concerned due to the expectations of a slower economy and of the national trends indicating increased consumer bankruptcies and foreclosures. At September 30, 2001, the allowance for loan losses as a percentage of loans outstanding was 1.45% compared to 1.46% at December 31, 2000.

Net charge-offs for the period ending September 30, 2001 were 0.14% compared to 0.13% for the same period in 2000. A detailed analysis of the allowance for loan losses for the nine months ended September 30, 2001 and September 30, 2000, follows:

	2001	2000

Balance at January 1,	$12,760	$13,174
Charge-Offs (Domestic):
Commercial, Financial, Agricultural	366	466
Real Estate — Commercial	—	—
Real Estate — Residential	20	8
Aircraft	—	—
Consumer Loans	1,629	1,215

Total Charge-Offs	2,015	1,689

Recoveries (Domestic):
Commercial, Financial, Agricultural	85	126
Real Estate — Commercial	—	—
Real Estate — Residential	1	—
Aircraft	—	—
Consumer Loans	706	510

Total Recoveries	792	636

Net Charge-Offs	1,223	1,053

Provision for loan losses	1,563	498
Balance at September 30,	$13,100	$12,619
Ratio of year-to-date net charge-offs to year-to-date average loans outstanding	0.14%	0.13%

Allowance as a percentage of total loans	1.45%	1.47%

ASSET QUALITY

At September 30, 2001, impaired loans were $5,042, an increase of $1,183 from December 31, 2000. The increase in impaired loans was mainly due to the downgrading of an aircraft borrower, which represents 53.5% of the total impaired loans. The amount of allowance allocated to impaired loans increased from $909 at December 31, 2000 to $1,264 at September 30, 2001. Nonperforming assets, which include non-accrual loans, accruing loans past due 90 days or more, restructured loans and other assets owned were $4,969 at September 30, 2001 compared to $3,538 at December 31, 2000, an increase of $1,431. The following table presents the amounts of nonperforming assets and pertinent ratios as of the dates indicated:

UNB CORP.
Management’s Discussion and Analysis of Financial Condition
and Results of Operations (continued)

	September 30,	December 31,	September 30,
	2001	2000	2000

Non-accrual loans	$4,756	$2,945	$1,419
Accruing loans past due 90 days or more	173	196	144
Restructured loans	—	3	8
Other assets owned	40	394	360

Total nonperforming assets	$4,969	$3,538	$1,931

Total nonperforming assets as a percentage of total loans and other assets owned	0.55%	0.41%	0.22%

The ratio of nonperforming loans to total loans outstanding at September 30, 2001 of 0.55% is a fourteen basis point increase from year-end 2000. This ratio compares favorably to the ratio for the Corporation’s peers, all bank holding companies with consolidated assets between $1 billion and $3 billion, which stands at 0.72% at June 30, 2001, the most current data available.

LIQUIDITY

Management ensures the liquidity position of the Corporation is adequate to meet the credit needs and cash demands of its borrowers and depositors in a timely and cost-effective manner. Principal sources of liquidity for the Corporation are cash and cash equivalents, federal funds sold and the cash flows provided by maturities and amortizations in the loan and securities portfolios. Total cash, federal funds sold, interest bearing deposits with banks and securities available for sale of $163,926 represented 14.8% of total assets at September 30, 2001. Of the securities available for sale, $20,387 were held in U.S. Treasury and Agency securities, 40.6% of which mature within one year. Approximately $112,368 of total Corporate securities were pledged as collateral to secure public fund deposits, sweep or term repurchase agreements or other obligations. The Corporation’s ability to raise funds in the market place is provided by the Bank’s branch network, in addition to the availability of Federal Home Loan Bank (FHLB) advance borrowings, brokered deposits, Federal funds purchased and securities sold under agreement to repurchase.

The liquidity needs of the Parent Company, primarily cash dividends, treasury stock purchases and vendor and tax payments, are met through cash, securities in the Parent Company, dividends from the Bank and borrowings from a third party financial institution.

UNB CORP.

CONSOLIDATED AVERAGE BALANCE SHEETS

	3rd Qtr	3rd Qtr	3rd Qtr YTD	3rd Qtr YTD
(In thousands)	2001	2000	2001	2000

ASSETS
Cash and cash equivalents	$28,216	$25,375	$28,265	$26,888
Federal funds sold	2,738	8,782	2,698	11,144
Interest bearing deposits with banks	292	2,145	836	754
Securities, net	31,577	41,303	39,166	43,601
Mortgage-backed securities	96,131	79,324	86,705	80,770
Loans originated and held for sale	3,432	1,664	3,577	1,033
Loans:
Commercial, financial and agricultural	112,901	113,136	112,335	110,027
Aircraft	141,674	132,867	142,046	129,172
Commercial real estate	138,415	109,224	129,980	104,940
Residential real estate	245,432	252,752	251,272	244,594
Consumer	256,441	236,634	248,049	232,020

Total loans	894,863	844,613	883,682	820,753
Less allowance for loan losses	(12,965)	(12,764)	(12,932)	10,897

Net loans	881,898	831,849	870,750	807,857
Premises and equipment, net	10,955	11,055	10,994	10,897
Intangible assets	2,290	2,752	2,268	2,976
Accrued interest receivable and other assets	32,987	12,224	25,314	11,888

Total Assets	$1,090,516	$1,016,473	$1,070,573	$997,808

LIABILITIES
Deposits:
Noninterest bearing deposits	$98,771	$96,566	$99,375	$95,935
Interest bearing deposits	711,963	719,596	715,022	703,033

Total deposits	810,734	816,162	814,397	798,968
Short-term borrowings	75,536	68,598	73,091	68,825
Other borrowings	111,910	52,047	94,143	51,284
Accrued taxes, expenses and other liabilities	8,938	7,466	8,439	7,404

Total Liabilities	1,007,118	944,273	990,070	926,481
SHAREHOLDERS’ EQUITY
Common stock	11,646	11,646	11,646	11,646
Paid-in capital	28,967	29,002	28,945	29,006
Retained earnings	63,826	53,630	61,366	51,066
Treasury stock	(21,510)	(21,771)	(21,750)	(20,462)
Accumulated other comprehensive income	469	(307)	296	71

Total Shareholders’ Equity	83,398	72,200	80,503	71,327

Total Liabilities and Shareholders’ Equity	$1,090,516	$1,016,473	$1,070,573	$997,808

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

At September 30, 2001, assuming an immediate, parallel 200 basis point shift in market yields, the Corporation’s net interest income for the next twelve months was calculated to increase by approximately 11.45% if rates fell and decrease by 11.97% if rates rose. The net present value of equity is defined as the difference between the present value of the Corporation’s assets and liabilities. In general, the present value of fixed rate financial instruments declines as market rate increase and increases as rates fall. Using the yield scenario defined above, the net present value of equity was forecasted to decline by 19.98% in a rising rate environment and to rise by 25.96% in a falling rate scenario. Both the forecasted change in net interest income and the present value of equity increased significantly from the previous quarter as the overall level

UNB CORP.
Quantitative and Qualitative Disclosures About Market Risk (continued)

of rates has decreased. In several categories of liabilities, a rate decrease of 200 basis points resulted in a discount rate of 0% or less, so artificial floors of .1% were established. The duration of total assets was 61 months, compared to a duration of total liabilities of 30 months, indicating that liabilities will both reprice faster than assets and change in value by a smaller amount than the assets over a similar time frame.

Interest rate risk can be managed by using a variety of techniques, including selling existing assets or repaying liabilities, pricing loans and deposits to attract preferred maturities and developing alternative sources of funding or structuring new products to hedge existing exposures. In addition to these balance sheet strategies, the Corporation can also use derivative financial instruments such as interest rate swaps, caps, and floors to minimize the potential impact of adverse changes in interest rates. During the third quarter, the Corporation renewed $15,000 in advances from the Federal Home Loan Bank, and extended the maturity from four months to an average of 54 months, and issued $10,000 in national market certificates of deposits with a maturity of three years. During the fourth quarter, the Corporation will continue to lengthen the duration of its liabilities to minimize the effect of rising rates on future net interest income.

The Corporation has a pay-fixed amortizing interest rate swap executed in 1998 as a hedge against fixed rate mortgages held in the portfolio. The net cash flows and market value of the swap move inversely with those of the fixed rate loans in the portfolio, which reduces the Corporation’s exposure to changing interest rates. If rates rise, the Corporation receives net cash flows from the swap which compensates for the opportunity loss of holding an asset with a below market yield. Alternatively, the increase in the market value of the swaps would balance the loss on the mortgage loans if the loans were sold. If rates fall, the net cash flows given up are offset by the increased value of assets with an above market yield. The gain that would be realized on the sale of the loans would counteract the loss on the termination of the interest rate swap. At the end of September, the swap had a net loss of $448 on outstanding notional principal of $11,043.

UNB CORP.

Part II OTHER INFORMATION

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

Item 4 — Submission of Matters to a Vote of Security Holders

During the quarter ended September 30, 2001, there were no matters submitted to a vote of shareholders.

Item 5 — Other Information

Not applicable.

Item 6 — Exhibits and Reports on Form 8-K

A. Exhibit
Number	Exhibit

10.t	Schedule of Certain Officers who are parties to the United National Bank & Trust Co. Salary Continuation Agreement entered into as of May 1, 2001– incorporated herein by reference to Exhibit 10.5 to Form S-4 filed with the Securities and Exchange Commission on October 15, 2001
10.u	United National Bank & Trust Co. Salary Continuation Agreement Schedule A for Roger L. Mann entered into as of May 1, 2001 – incorporated herein by reference to Exhibit 10.6 to Form S-4 filed with the Securities and Exchange Commission on October 15, 2001
10.v	United National Bank & Trust Co. Salary Continuation Agreement Schedule A for James J. Pennetti entered into as of May 1, 2001– incorporated herein by reference to Exhibit 10.7 to Form S-4 filed with the Securities and Exchange Commission on October 15, 2001
10.w	United National Bank & Trust Co. Salary Continuation Agreement Schedule A for Leo E. Doyle entered into as of May 1, 2001– incorporated herein by reference to Exhibit 10.8 to Form S-4 filed with the Securities and Exchange Commission on October 15, 2001
10.x	United National Bank & Trust Co. Salary Continuation Agreement Schedule A for Scott E. Dodds entered into as of May 1, 2001– incorporated herein by reference to Exhibit 10.9 to Form S-4 filed with the Securities and Exchange Commission on October 15, 2001

UNB CORP.
Part II OTHER INFORMATION (continued)

A. Exhibit
Number	Exhibit

10.y	Schedule of Certain Officers who are parties to the United National Bank & Trust Co. Split Dollar Agreement for Salary Continuation Agreement entered into as of May 1, 2001
10.z	Key Man Split Dollar Agreement with Roger L. Mann, Chief Executive Officer, dated July 18, 2001
10.aa	United National Bank & Trust Co. Group Term Carve Out Plan, dated as of May 1, 2001

B.  Reports — Form 8-K – During the third quarter of 2001 the Registrant filed one report on Form 8-K. This report, filed September 5, 2001, disclosed the transaction in which UNB Corp. and BancFirst Ohio Corp., entered into an Agreement of Merger and Plan of Reorganization, pursuant to which BancFirst will be merged with and into UNB Corp. as the surviving corporation. Additionally, BancFirst’s banking subsidiary, The First National Bank of Zanesville, will be merged with and into UNB Corp.’s banking subsidiary, The United National Bank & Trust Co.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UNB CORP. (Registrant)

Date November 1, 2001	/s/ James J. Pennetti

James J. Pennetti (Duly authorized officer and Chief Financial Officer, UNB Corp.)