Form 10-K405
period 2001-12-31
UNIZAN FINANCIAL CORP
filed 2002-03-28
CIK 746481

2001 Annual Report
and Form 10-K for the year ending
December 31, 2001

United States
Securities and Exchange Commission
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2001

Commission File Number 0-13270

UNB Corp.
(Exact name of Registrant as specified in its charter)

Ohio	34-1442295
State of incorporation	(IRS Employer Identification No.)

220 Market Avenue South, Canton, Ohio	44702
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:  (330) 438-1118

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $1.00 Stated Value	Nasdaq Stock Market
(Title of Class)	Name of Exchange on which Registered

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

The aggregate market value of the voting stock held by non-affiliates of the Registrant as of February 28, 2002: $195,852,769.

The number of shares outstanding of the Registrant’s common stock, as of February 28, 2002: 10,445,481 shares of $1.00 per share stated value common stock.

UNB Corp.
Form 10-K
2001

Part 1

Item 1 – Business

General Development of Business: UNB Corp. (Registrant) was incorporated under the laws of the State of Ohio during 1983. Its principal business is to act as a financial holding company for United National Bank & Trust Co. (Bank). The company also has wholly owned subsidiaries United Banc Financial Services, Inc. and United Financial Advisors, Inc. Effective October 1, 1984, in a transaction accounted for as an internal reorganization, the Registrant acquired all of the outstanding stock of United National Bank & Trust Co. The Corporation exchanged two shares of common stock for each previously outstanding share of the United National Bank & Trust Co. The Registrant did not have any operations prior to the business combination. UNB Corp. is registered under the Bank Holding Company Act of 1956, as amended. A substantial portion of UNB Corp.’s revenue is derived from cash dividends paid by the Bank. At December 31, 2001, UNB Corp. and its affiliates had total consolidated assets of $1,096.8 million and total consolidated shareholders’ equity of $85.4 million.
On March 8, 2002, UNB Corp. and BancFirst Ohio Corp. completed a merger of equals, opening with the new name of Unizan Financial Corp. BancFirst Ohio Corp. shareholders received, for each BancFirst Ohio Corp. share, 1.325 shares of UNB Corp. common stock. Cash was paid for any fractional shares. The merger will be accounted for under the purchase method of accounting. Unizan Financial Corp. will trade on NASDAQ under the UNIZ symbol. The new corporation will have a combined market value of approximately $415 million, total assets of $2.7 billion, with an additional $1.4 billion of combined trust assets under management.
Financial Information About Industry Segments: The Registrant and its subsidiary bank are engaged in commercial and retail banking. Reference is hereby made to “Statistical Disclosure” within Item 1 and Item 8 of this Form 10-K for financial information pertaining to the Registrant’s banking business.
Description of UNB Corp.’s Business: UNB Corp.’s main affiliate, United National Bank & Trust Co., is a full-service banking organization with 18 banking offices offering a wide range of commercial, retail and fiduciary banking services primarily to customers in northern Stark, southern Summit and western Wayne counties of Ohio. The Aircraft Finance Group of the Bank maintains a local sales office in Stark county as well as two regional offices in Sacramento, California and Orlando, Florida which generate loans nationally. United Banc Financial Services, Inc. operates three loan offices in Stark county.
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
Other miscellaneous products and services provided by the Bank include ATM access, Internet banking, safe deposit boxes, night deposits, United States savings bonds, traveler’s checks, money orders and cashier checks, electronic and online banking services, wire transfer service, selected utility bill payments, collections and notary services. In addition, the Bank has correspondent relationships with major banks in New York, Pittsburgh and Detroit pursuant to which the Bank receives and provides to its customers various financial services.
The Bank’s primary lending area consists of Stark county, Ohio, and its contiguous counties, with the exception of aircraft financing which encompasses a national market. Loans outside the primary lending area are considered for creditworthy applicants. Lending decisions are made in accordance with written loan policies designed to maintain loan quality.
During the second quarter of 1998, the Bank acquired The Aircraft Financing Group and $35.4 million in loan balances from Bank One. The Aircraft Finance Group fits with the Bank’s expertise in fulfilling the financial needs of businesses and high net-worth individuals. It also allows the Corporation to take advantage of opportunities outside its traditional geographic market. The sales staff possesses significant experience in aircraft financing and the target market consists of high income/net-worth individuals for pleasure and business use and operators using general aviation aircraft for freight and cargo hauling, flight training, charter and rental services. Loans acquired were both fixed and fixed rate with floating rate conversion features. Outstanding aircraft loan balances at December 31, 2001 were $141.8 million.

In 1997, UNB Corp. received permission from the State of Ohio Department of Commerce, Division of Consumer Finance, for a license to establish and operate a consumer finance company, regulated under the Ohio Mortgage Loan Act. As a wholly owned subsidiary of the Corporation, United Banc Financial Services, Inc. was capitalized with a $500,000 investment in June, 1997 and began operations on July 1, 1997. Its products include real estate and non-real estate secured loans, as well as personal note loans and indirect retail loans. At December 31, 2001, total loans outstanding, net of unearned income, were $10.9 million, an increase of $3.5 million or 46.8% from December 31, 2000. Real estate lien products accounted for 92.1% of outstandings while the remaining 7.9% is derived from personal and retail, non-real estate loans. The results of operations for United Banc Financial Services for 2001 did not have a material impact on the earnings of UNB Corp.
In 2001, United Insurance Agency, Inc., merged with Rownd Financial Advisors Corp. and the company was renamed United Financial Advisors, Inc. United Financial Advisors, Inc. offers a well-rounded array of products and services related to financial planning, insurance, annuities, investments and brokerage services. The results of operations for United Financial Advisors for 2001 did not have a material impact on the earnings of UNB Corp.
The business of UNB Corp. is not seasonal to any material degree, nor is it dependent upon a single or small group of customers whose loss would result in a material adverse effect on the Registrant or its subsidiaries.
Regulation and Supervision: UNB Corp. is registered as a financial holding company under the Bank Holding Company Act (the Act) of 1956, as amended, and is subject to the reporting requirements of, and examination and regulation by, the Board of Governors of the Federal Reserve system (Federal Reserve Board). Prior approval of the Federal Reserve is required in any case where a financial holding company proposes to acquire direct or indirect ownership or control of more than five percent of the voting stock, or substantially all of the assets, of any other financial holding company. The Act also prohibits a financial holding company, with certain exceptions, from acquiring more than five percent of the voting stock of any company that is not a bank and from engaging in any business other than banking or managing or controlling banks. The Federal Reserve is authorized to approve the ownership of shares by a financial holding company in any company the activities of which the Federal Reserve has determined to be so closely related to banking or to managing or controlling banks as to be a proper incident thereto. The Federal Reserve has by regulation determined that certain activities are closely related to banking within the meaning of the Bank Holding Company Act. These activities include among others, operating a mortgage company or finance company; performing certain data processing operations; providing investment and financial advice and acting as an insurance agent for certain types of credit-related insurance.
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
To be considered well capitalized an institution must have a risk-based capital ratio of 10%, a Tier 1 capital ratio of 6% and a leverage ratio of 5%. To be considered adequately capitalized an institution must have a risk-based capital ratio of 8%, a Tier 1 capital ratio of 4% and a leverage ratio of 4%. Institutions are required to monitor closely their capital levels and to notify their appropriate regulatory agency of any basis for a change in capital category. Failure to meet the capital guidelines could subject a banking institution to a variety of enforcement remedies available to federal regulatory authorities. UNB Corp.’s risk-based capital ratio, Tier 1 capital ratio and Leverage ratio all exceeded minimum regulatory requirements to be considered well capitalized.
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
Government Monetary Policies: The earnings and growth of UNB Corp. are affected not only by general economic conditions, but also by the fiscal and monetary policies of the federal government and its agencies and regulatory authorities, particularly the Federal Reserve Board. Its policies influence the growth and mix of bank loans, investments and deposits and the interest rates earned and paid thereon, and thus effecting the earnings of the Corporation.
Due to the changing conditions in the economy and the activities of monetary and fiscal authorities, no predictions can be made regarding future changes in interest rates, credit availability or deposit levels.
Competition: UNB Corp. and its affiliates compete with other state, regional and national banks that do business within Stark, Summit and Wayne counties of Ohio. UNB Corp. and its affiliates also compete with a large number of other financial institutions, such as savings and loan associations, savings banks, insurance companies, consumer finance companies, credit unions, mortgage banking companies, and commercial finance and leasing companies, for deposits, loans and financial services business. Mergers between financial institutions have added to the competitive pressure. In addition, mutual funds, brokerage houses, and similar organizations provide many of the financial services offered by UNB Corp.’s affiliates. In the opinion of management, the principal methods by which UNB Corp. and its affiliates compete with other financial services providers are by being a client driven organization, which meets the financial needs of clients by adding value to each customer related activity through superior execution delivered with integrity which builds long-term customer relationships based on the fundamentals of reliability, privacy and stability. Competitive advantage is maintained by the availability, pricing and unique features of loan, deposit, borrowing and other financial products and services as well as the convenience of multiple distribution channels which include stand-alone financial centers, traditional retail outlets, telephone banking, electronic and online banking and ATM banking.
Effects of Compliance with Environmental Protection Regulations: Compliance with Federal, State and local provisions regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment has not had a material effect upon the capital expenditures, earnings or competitive position of UNB Corp. or its subsidiaries. UNB Corp. anticipates, based on the nature of its business, that it will have no material capital expenditures for the purpose of protecting the environment in the foreseeable future. From time to time the Bank may be required to make capital expenditures for environmental control facilities related to properties acquired through foreclosure proceedings.
The Bank resolved the legal proceedings and disposed of the environmentally contaminated seven and one half acre parcel of real estate acquired through foreclosure. The property is located in the northwest quadrant of Stark County. On July 31, 2001, the property was sold resulting in a gain of $490,000 that was recognized in the third quarter 2001.
Employees: As of December 31, 2001, UNB Corp. and its subsidiaries had 338 full-time equivalent employees. UNB Corp. and its subsidiaries are not a party to any collective bargaining agreement and management considers its relationship with its employees to be good.
Financial Information About Geographic Areas: UNB Corp. and its subsidiaries do not have any offices located in foreign countries and they have no foreign assets, liabilities, or related income and expense for the years presented.
Statistical Disclosure: The following section contains certain financial disclosures related to the Registrant as required under the Securities and Exchange Commission’s Industry Guide 3, “Statistical Disclosures by Bank Holding Companies”.

UNB Corp.’s Statistical Information

Distribution of Assets, Liabilities, and Shareholders’ Equity; Interest Rates and Interest Differential: All interest is reported on a fully tax equivalent basis using a marginal tax rate of 35%. Nonaccruing loans, for the purpose of the computations, are included in the daily average loan amounts outstanding. Loan fees in the amount of $2.9 million, $2.4 million and $2.1 million were included in interest on loans for the years ended December 31, 2001, 2000, and 1999, respectively.
Tables setting forth the effect of volume and rate changes on interest income and expense for the two years ended December 31, 2001 and 2000 are included in Table 2 – “Changes in Net Interest Differential – Rate/Volume Analysis”, within Management’s Discussion and Analysis of Financial Condition and Results of Operations of this Form 10-K. For purposes of these tables, changes in interest due to volume and rate were determined as follows:

Volume Variance – change in volume multiplied by the previous year’s rate.

Rate Variance – change in rate multiplied by the previous year’s volume.

Rate/Volume Variance – change in volume multiplied by the change in rate.

The rate/volume variance was allocated to volume variance and rate variance in proportion to the relationship of the absolute dollar amount of the change in each.

Securities Portfolio

The carrying value of securities and mortgage-backed securities at the dates indicated are summarized below:

	Years ended December 31,
(In thousands of dollars)	2001	2000	1999
U.S Treasury securities and securities of U.S. government agencies and corporations	$11,293	$32,602	$33,439
Obligations of states and political subdivisions	2,692	4,265	1,908
Mortgage-backed securities	97,370	78,721	81,842
Other securities	14,223	15,303	16,488

Total securities and mortgage-backed securities	$125,578	$130,891	$133,677

The carrying value and weighted average interest yield for each security category at December 31, 2001 which are due (1) in one year or less, (2) after one year through five years, (3) after five years through ten years, and (4) after ten years are presented in Note 2 – Securities of this Form 10-K. The weighted average yields have been computed by dividing the total interest income adjusted for amortization of premiums or accretion of discount over the life of the security by the par value of the security outstanding. The weighted average yields of tax-exempt obligations are presented on a non-taxable basis, prior to adjustment to a fully tax equivalent basis or consideration of related non-deductible interest expense.
At December 31, 2001, there were no holdings of securities of any one issuer, other than the U.S. government and its agencies and corporations, in an amount greater than 10% of shareholder’s equity of the Registrant.

Loan Portfolio

Types of Loans – Total loans on the balance sheet were comprised of the following classifications at December 31,

(In thousands of dollars)	2001	2000	1999	1998	1997
Commercial	$105,247	$112,263	$98,775	$80,618	$84,737
Commercial real estate	138,767	121,677	100,205	83,036	70,896
Aircraft	141,781	138,696	115,301	65,530	—
Residential real estate	231,682	260,088	235,345	234,696	260,190
Consumer loans	261,326	239,291	225,194	207,553	214,595

Total loans	$878,803	$872,015	$774,820	$671,433	$630,418

Maturities and Sensitivities of Loans to Changes in Interest Rates – The following is a schedule of contractual maturities and repayments, excluding residential real estate mortgage and consumer loans, as of December 31, 2001:

(In thousands of dollars)	Commercial, Commercial Real Estate and Aircraft Loans
Due in one year or less	$49,549
Due after one year, but within five years	126,077
Due after five years	210,169

Total	$385,795

The following is a schedule of fixed and variable rate commercial, commercial real estate and aircraft loans due after one year (variable rate loans are loans with floating or adjustable interest rates):

	Fixed Interest Rates	Variable Interest Rate
(In thousands of dollars)
Total commercial, commercial real estate and aircraft loans due after one year	$91,401	$244,845

Risk Elements

Nonaccrual, Past Due and Restructured Loans – The following schedule summarizes nonaccrual, past due, and restructured loans:

(In thousands of dollars)	2001	2000	1999	1998	1997
Nonaccrual loans	$2,707	$2,945	$1,636	$1,300	$854
Accrual loans past due 90 days	272	196	353	187	91
Restructured loans	—	3	23	203	424

Total	2,979	3,144	2,012	1,690	1,369
Potential problem loans	3,928	4,914	3,121	2,147	1,722

Total	$6,907	$8,058	$5,133	$3,837	$3,091

For the year ended December 31, 2001, $106,400 of interest income would have been earned under the original terms on those loans classified as nonaccrual had they been current in accordance with their original terms and had been outstanding throughout the period or since origination. The amount of interest income on nonaccrual loans at December 31, 2001 that was included in net income for the year ended December 31, 2001 was $65,900.
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
At December 31, 2001, loans totaling $5.3 million were classified as impaired.
Potential Problem Loans – As shown in the table above, at December 31, 2001, there were approximately $3.9 million of loans not otherwise identified that were included on management’s watch list. Management’s watch list includes both loans which management has some doubt as to the borrowers’ ability to comply with the present repayment terms and loans which management is actively monitoring due to changes in the borrowers’ financial condition. These loans and their potential loss exposure have been considered in management’s analysis of the adequacy of the allowance for loan losses.
Foreign Outstandings – There were no foreign outstandings at December 31, 2001, 2000, or 1999.
Loan Concentrations – As of December 31, 2001, indirect installment loans comprised 15.3% of total loans outstanding. These loans were made to individual consumers and were bought from a dealer network, which in 2001 included 126 dealers, the largest of which was responsible for 5.1% of the paper bought in 2001. There were no additional concentrations of loans greater than 10% of total loans that are not otherwise disclosed as a category of loans pursuant to Item III. A. above. Also, refer to Note 1, Concentrations of Credit Risk of this Form 10-K.
No material amount of loans that have been classified by regulatory examiners as loss, substandard, doubtful, or special mention have been excluded from the amounts disclosed as nonaccrual, past due 90 days or more, restructured, or potential problem loans.
Other Interest Bearing Assets – As of December 31, 2001, there were no other interest bearing assets that would be required to be disclosed under Item III C.1 or 2 if such assets were loans. UNB Corp. had Other Assets Owned at December 31, 2001, in the amount of $1.6 million.

Summary of Loan Loss Experience

The following schedule presents an analysis of the allowance for loan losses, average loan data, and related ratios for the years ended December 31,

(In thousands of dollars)	2001	2000	1999	1998	1997
Average loans outstanding during the period (net of unearned income)	$891,422	$833,856	$717,320	$651,320	$629,514

Allowance for loan losses at beginning of year	$12,760	$13,174	$11,172	$9,650	$8,335
Loans charged off:
Commercial	373	477	80	125	258
Commercial real estate	—	—	—	—	—
Aviation	1,457	125	—	—	—
Residential real estate	20	29	—	135	15
Consumer loans	2,171	1,636	1,327	2,137	2,638

Total charge-offs	4,021	2,267	1,407	2,397	2,911
Recoveries:
Commercial	364	129	52	46	190
Commercial real estate	—	—	—	—	8
Aviation	—	—	—	—	—
Residential real estate	1	—	34	135	86
Consumer loans	912	678	898	990	1,013

Total recoveries	1,277	807	984	1,171	1,297

Net charge-offs	2,744	1,460	423	1,226	1,614
Provision for loan loss charged to operations	2,818	1,046	2,425	2,748	2,929

Allowance for loan losses at end of year	$12,834	$12,760	$13,174	$11,172	$9,650

Ratio of net charge-offs to average loans, net of unearned income	0.31%	0.18%	0.06%	0.19%	0.26%

The following schedule is a breakdown of the allowance for loan losses allocated by type of loan and related ratios

	Allocation of the Allowance for Loan Losses
	Allowance	Percentage of Loans to Total Loans	Allowance	Percentage of Loans to Total Loans	Allowance	Percentage of Loans to Total Loans
(In thousands of dollars)	December 31, 2001		December 31, 2000		December 31, 1999
Commercial	$5,045	12.0%	$5,063	12.9%	$5,798	12.7%
Commercial real estate	1,812	15.8%	2,149	14.0%	1,795	12.9%
Aviation	1,781	16.1%	2,761	15.9%	1,020	14.9%
Residential real estate	209	26.4%	230	29.8%	206	30.4%
Consumer	2,240	29.7%	2,284	27.4%	2,859	29.1%
Unallocated	1,747	—	273	—	1,496	—

Total	$12,834	100.0%	$12,760	100.0%	$13,174	100.0%

	December 31, 1998		December 31, 1997
Commercial	$4,899	12.0%	$3,344	13.5%
Commercial real estate	1,921	12.4%	781	11.2%
Aviation	611	9.8%	—	—
Residential real estate	235	34.9%	261	41.3%
Consumer	2,082	30.9%	2,316	34.0%
Unallocated	1,424	—	2,948	—

Total	$11,172	100.0%	$9,650	100.0%

The loan loss allowance allocated to impaired loans was $1,624,000, $909,000 and $665,000 at year-end 2001, 2000 and 1999, respectively. At December 31, 1998 and 1997, there were no specific allocations to any loan category in connection with compliance with SFAS No. 114 since the loans had sufficient collateral to cover their impaired balances.

While management’s periodic analysis of the adequacy of the allowance for loan loss may allocate portions of the allowance for specific problem loan situations, the entire allowance is available for any loan charge-offs that occur.

Deposits

The following is a schedule of average deposit amounts and average rates paid on each category for the periods included:

			Years Ended December 31,
	2001		2000		1999
(In thousands of dollars)	Amount	Rate	Amount	Rate	Amount	Rate
Noninterest bearing demand deposits	$110,128	—	$97,335	—	$92,336	—
Interest bearing demand deposits	89,539	1.28%	74,738	1.52%	78,465	1.25%
Savings	262,390	2.93%	250,746	4.71%	215,642	3.53%
Certificates and other time deposits	357,431	5.85%	381,331	5.90%	322,647	5.67%

Total	$819,488		$804,150		$709,090

The following table summarizes time deposits issued in amounts of $100,000 or more as of December 31, 2001 by time remaining until maturity:

(In thousands of dollars)
Maturing in:
Under 3 months	$19,168
Over 3 to 6 months	22,968
Over 6 to 12 months	21,915
Over 12 months	9,814

$73,865

Item 2 – Properties

UNB Corp.: UNB Corp.’s executive offices are located on the second floor of the United Bank Plaza, at 220 Market Avenue, South, Canton, Ohio that is leased from 220 Market Avenue Tenancy (Market Avenue, LLC).
United National Bank & Trust Co.: The executive offices, various administrative offices and the main branch of United National Bank & Trust Co. are located in 21,800 square feet of the United Bank Building at 220 Market Avenue, South, Canton, Ohio. This property is leased from 220 Market Avenue Tenancy (Market Avenue, LLC) through 2003 with five three-year options extending through the year 2018. Properties occupied by eleven of the Bank’s branches are owned by the Bank, while properties occupied by its remaining six branches are leased with various expiration dates running through the year 2021 with renewal options.
In addition to the leased branch locations, the Bank also leases the office space occupied by the Mortgage Loan Department at 4895 Portage Street, N.W. in North Canton, Ohio. The term of the lease for the Mortgage Loan office runs through March 2007.
United Bank Center, at 624 Market Avenue, N., Canton, Ohio, is owned by the Bank and houses various administrative and operational departments of the Bank. There is no mortgage debt owing on any of the above property owned by the Bank.
The Aircraft Finance Group has three office locations, all of which are leased with various expiration dates through April 2002. This group is headquartered in offices at the United Bank Building and includes two regional offices located in Sacramento, California and Orlando, Florida.
United Banc Financial Services, Inc.: United Banc Financial Services, Inc. has three offices located throughout Stark County. The offices are located at 4906 Portage Street NW in North Canton, Ohio, 7979 Hills and Dales in Massillon, Ohio and 536 West State Street in Alliance, Ohio. All of these locations are leased with various expiration dates through March 2003.
United Financial Advisors, Inc: Space is leased for United Financial Advisors, Inc. at 6275 Frank Avenue NW with a term that runs through September 2003.
The facilities owned or leased by UNB Corp. and its subsidiaries are considered by management to be satisfactory for its current operations.

Item 3 – Legal Proceedings

The nature of UNB Corp.’s business results in a certain amount of litigation. Accordingly, the Corporation and its subsidiaries are subject to various pending and threatened lawsuits in which claims for monetary damages are asserted in the ordinary course of business. While any litigation involves an element of uncertainty, in the opinion of management, liabilities, if any, arising from such litigation or threat thereof will not have a material effect on the Corporation. There are no pending legal proceedings to which any director, officer, affiliate of the Corporation, any owner of record, or beneficiary of more than five percent (5%) of the common stock of the Corporation, or any associate of any such director, officer, affiliate of the Corporation, or security holder is a party adverse to the Corporation or any of its subsidiaries or has an interest adverse to that of the Corporation or any of its subsidiaries.

Item 4 – Submission of Matters to a Vote of Security Holders

The boards of directors of UNB Corp. and BancFirst Ohio Corp. furnished a Joint Proxy Statement and Prospectus dated November 28, 2001 to shareholders to solicit a proxy to vote at special meetings of the shareholders of UNB or BancFirst on January 15, 2002. At the special meetings, shareholders of UNB and BancFirst voted upon the adoption of the Agreement of Merger and Plan of Reorganization between UNB and BancFirst and their respective banking subsidiaries. The merger of equals between the two companies was approved. Results of the registrants shareholder voting on this issue follows:

For	7,698,084
Against	270,663
Abstain	100,791
Shares not voted by brokers	1,631,520

Part II

Item 5 – Market Price of and Dividends on the Common Equity and Related Stockholder Matters

Since September 15, 1999, shares of UNB Corp. common stock have been traded on the Nasdaq Stock Market under the symbol UNBO.

Market Price Ranges for common stock

	2001
Quarter	High	Low	Dividend Rate
First	$15.00	$11.50	$.125
Second	$19.11	$14.00	$.125
Third	$20.12	$14.85	$.125
Fourth	$19.10	$16.60	$.125

	2000
Quarter	High	Low	Dividend Rate
First	$20.13	$12.13	$.120
Second	$15.75	$12.13	$.120
Third	$16.50	$12.13	$.120
Fourth	$14.00	$11.50	$.120

As of January 31, 2002, the Corporation had 1,488 shareholders of record and an estimated 1,500 additional beneficial holders whose stock was held in nominee name.

For information as to restrictions on the ability of the Bank to transfer funds to the Corporation in the form of cash dividends, attention is directed to the caption “Capital Resources” found within Management’s Discussion and Analysis and to Note 15 – “Dividend and Regulatory Capital Requirements” of this Form 10-K.

Item 6 –  Five year summary of selected data
FIVE YEAR SUMMARY OF SELECTED DATA
(In thousands of dollars, except per share data)
	Years ended December 31,
	2001		2000		1999		1998		1997
Earnings:
Net interest income	$42,990		$37,936		$36,330		$34,277		$31,927
Provision for possible loan losses	2,818		1,046		2,425		2,748		2,929
Income before income taxes and
accounting principles change	23,292		21,813		21,587		16,590		13,803
Federal income taxes	7,948		7,543		7,532		5,690		4,797
Accounting principles change	(14)		—		—		—		—
Net income	15,330		14,270		14,055		10,900		9,006
Cash dividends declared	5,233		5,048		5,093		4,151		3,762
Per share data:*
Basic	$1.47		$1.36		$1.30		$0.96		$0.78
Diluted	1.45		1.35		1.28		0.94		0.77
Cash dividends	0.500		0.480		0.470		0.365		0.325
Book value per share	8.18		7.27		6.57		6.46		6.62
Average balances:
Total assets	$1,079,575		$1,008,993		$900,266		$855,116		$810,999
Total interest earning assets	1,024,246		968,698		859,232		809,939		769,144
Total deposits	715,863		706,815		616,754		662,500		614,936
Net loans	878,492		820,975		705,042		641,050		620,489
Shareholders’ equity	81,806		72,226		70,452		76,837		73,791
Financial ratios:
Net income as a percentage of:
Average assets	1.42%		1.41%		1.56%		1.27%		1.11%
Average shareholders’ equity	18.74		19.76		19.95		14.19		12.20
Cash dividends as a percentage of net income	34.13		35.37		36.24		38.08		41.77

Average shareholders’ equity as a percentage of average assets	7.58		7.16		7.83		8.99		9.10
Net loans/assets	78.95		81.53		78.48		76.00		75.13
Gross loans/deposits**	96.22		99.56		95.90		92.37		92.04
Allowance for loan losses/total loans	1.45		1.46		1.70		1.66		1.53
Net loans/equity	10.20	x	11.32	x	10.78	x	9.21	x	8.11	x
Deposits/equity	9.60	x	10.90	x	10.81	x	9.56	x	8.49	x
Year-end balances:
Total assets	$1,096,842		$1,053,947		$970,529		$868,743		$826,313
Other borrowings	114,818		61,188		54,332		41,571		35,650
Total shareholders’ equity	85,368		75,928		70,674		71,702		76,520

Note:	This summary should be read in conjunction with the related consolidated financial statements and notes included herein.
*	Per share data has been adjusted for any stock dividends and splits.
**	Deposits include FHLB advances.

Form 10-K
A copy of Form 10-K, as filed with the Securities and Exchange Commission, will be furnished, free of charge, to shareholders, upon written request to the Investor Relations Department of UNB Corp., P.O. Box 24190, Canton, Ohio 44701.

Item 7 – Management’s discussion and analysis
(Dollars in thousands, except per share data)

Introduction

The following is management’s discussion and analysis of the financial condition and results of the operations of UNB Corp. (the Corporation). It is intended to explain certain financial information regarding UNB Corp. and should be read in conjunction with the Consolidated Financial Statements, related Notes, and the Five Year Summary of Selected Data included in this report.

Forward-Looking Statements

Certain statements contained in this report that are not historical facts are forward-looking statements that are subject to certain risks and uncertainties. When used herein, the terms “anticipates,” “plans,” “expects,” “believes,” “estimates” or “projects” and similar expressions as they relate to UNB Corp. or its management are intended to identify such forward-looking statements. UNB Corp.’s actual results, performance or achievements may materially differ from those expressed or implied in the forward-looking statements. Risks and uncertainties that could cause or contribute to such material differences include, but are not limited to, general economic conditions, interest rate environment, competitive conditions in the financial services industry, changes in law, governmental policies and regulations, and rapidly changing technology affecting financial services.

Results of Operations

UNB Corp.’s consolidated net income for 2001 was $15,330, which represents a 7.4% increase over 2000 net income of $14,270, which in turn represented a 1.5% increase over 1999 net income of $14,055. Return on average assets was 1.42%, in 2001, compared with 1.41% and 1.56% for 2000 and 1999, respectively. The Corporation’s return on average equity, was 18.74% in 2001, as compared with 19.76% in 2000 and 19.95% in 1999. The performance of the last two years was attributed to growth in net interest income and efficiency improvements.
Basic earnings per share for 2001 were $1.47, an increase of 8.1%, or $0.11 per share, from 2000. In 2000, basic earnings per share of $1.36 represented a 4.6%, or $0.06 per share increase from 1999. On a diluted basis, earnings per share for 2001 was $1.45, compared with $1.35 for 2000 and $1.28 for 1999.
The Corporation’s stock increased from $12.13 per share at year-end 2000, to $18.55 per share at December 31, 2001, an increase of 52.9%. The increased market price caused market-to-book premiums to increase from 166.8% at December 31, 2000 to 226.8% at December 31, 2001, an increase of 36.0% since year-end 2000.

Net Interest Income

Net interest income, the primary source of earnings for the Corporation, is the difference between interest and loan fee income generated on interest earning assets and the interest expense paid on deposits and borrowed funds (Table 1). For this discussion, net interest income is presented on a fully tax equivalent (FTE) basis which restates interest on tax-exempt securities and loans as if such interest was subject to federal income tax at the statutory rate. For 2001, net interest income increased to $43,130 from $38,027 in 2000, an increase of 13.4%. For 2000, net interest income increased by $1,651 from $36,376 in 1999, an increase of 4.5%. In 2001, the increase in net interest income was mainly attributed to a reduction in the cost of funds and to a 5.7% growth in average interest earning assets. See Table 2 for a summary of the impact on net interest income due to changes in the levels of interest earning assets, interest bearing liabilities and interest rates.
Net interest margin, the measure of the net yield on average interest earning assets on a FTE basis, is calculated by dividing net interest income on a FTE basis by average interest earning assets. The net interest margin is affected by the level and mix of interest earning assets, the proportion funded by non-interest versus interest-bearing liabilities, and the interest rate spread between them. The Corporation’s net interest margin increased by 28 basis points to 4.21% in 2001 from 3.93% in 2000, and was 2 basis points below the 1999 net interest margin rate of 4.23% (Tables 1 and 4).
In 2001, the yield on interest earning assets declined by 40 basis points from 2000. Lower market rates directly affected yields on securities, interest bearing deposits and Federal Funds sold. Also affected by the reduction in market rates were yields on the loan portfolio, which declined by 41 basis points from 2000 levels. The decline was mainly attributed to a reduction in yields within the commercial, aircraft and commercial real estate portfolios as variable rate loans repriced downward as market rates declined.

The Corporation’s cost of funds during 2001 declined 84 basis points from 2000 levels. The cost of all categories of interest bearing liabilities decreased in 2001. With the decline of market rates, the discretionary rates paid on interest bearing demand deposits, passbook and statement savings, and certificate of deposit balances were reduced, yielding the decline in the cost of deposit accounts. Within the savings deposit category, the cost of the Money Market Access product, which is tied to the three month Treasury rate, declined by 246 basis points. The cost of time deposits declined by 5 basis points as higher rate certificate of deposits from the latter part of 2000 repriced to lower rates.
The costs of short-term and other borrowings declined by 235 and 93 basis points, respectively, from 2000 to 2001. The reduction in the cost of short-term borrowings was the result of reductions in the market rates to which they are tied. The cost of other borrowings declined from prior year due to a decline in the cost of FHLB advances from 6.08% in 2000 to 5.46% in 2001.
The decline in net interest margin between 1999 and 2000, from 4.23% to 3.93%, was mainly the result of an 83 basis point increase in the cost of funds. With the steady rise in market rates that began in the second quarter of 1999 and continued through the latter part of 2000, the discretionary rates paid on all interest bearing liabilities increased. The increase in cost of funds was partially offset by a 45 basis point improvement in the yield on interest earning assets from 1999 levels. This increase was mainly driven by a 36 basis point increase in loan yields due to the rising market rates and on the Bank’s shift to the higher yielding aviation, commercial and commercial real estate products.

Other Income

Other income for 2001 totaled $15,469, an increase of $2,842, or 22.5%, from 2000. This compares to a decrease of $2,542, or 16.8%, from 1999 to 2000 (Table 3). Excluding gains from the sale of securities, other income for 2001 was $14,277, which was $2,658, or 22.9% above 2000. Other income excluding gains from the sale of securities increased by 5.3% from 1999 to 2000. Service charges on deposits increased $363, or 13.2%, from 2000.
During 2001, the Trust Department generated $5,224 in fee income, a decrease of $250, or 4.6% from 2000. Since trust fees are tied to asset values, the decline in the stock market in 2001 had a direct impact on trust fee income. At year-end 2001, assets under management were $921,872, a decrease of 12.7% from year-end 2000 levels. In 2000, the Trust Department generated fee income of $5,474, an increase of $587, or 12.0%, from 1999.
Other operating income for 2001 was $4,771, an increase of $1,668, or 53.8% from 2000. Included within other operating income is $490 of income recognized on the sale of other real estate owned that had been acquired through foreclosure. Income of $826 was recognized on the bank owned life insurance (BOLI) policies that were purchased in May and October 2001. An increase of $243 in letter of credit commitment fees was mainly attributed to a fee received on a purchased participation for a commercial letter of credit. Financial planning fees increased by $229 due to the merger with Rownd Financial Advisors Corp. completed in June 2001. These increases were partially offset by a decline of $214 in loan brokerage income on non-conforming mortgage and aircraft loans.

TABLE 1
NET INTEREST INCOME
	Years ended December 31,
(In thousands of dollars)	2001	2000	1999
Interest income	$81,184	$80,676	$67,770
Interest expense	38,194	42,740	31,440

Net interest income	42,990	37,936	36,330
Tax equivalent adjustments*	140	91	46

Net interest income (fully taxable equivalent basis)	$43,130	$38,027	$36,376

Net interest income (FTE) as percent of average earning assets	4.21%	3.93%	4.23%

*
The tax equivalent adjustment is computed by stating non-taxable income on a tax equivalent basis using the statutory tax rate of 35% and adjusted for non-deductible interest expense for 2001, 2000 and 1999.

The decline in brokerage income was primarily due to mortgage loans that were previously considered non-conforming, now being sold to FNMA and FHLMC as conforming and the income being reflected in gain on sale of loans. Also contributing to the decline in brokerage income was a decline in aircraft loans sold.
Gains on loans originated for resale reached a record level of $1,175, an increase of $877 from 2000, due to declining interest rates in 2001 resulting in an increase in the volume of mortgage loans available for sale. Gains on loan sales in 2000 declined by $198 from 1999, primarily due to a decrease in refinancing activities for residential mortgages resulting from the rising rate environment of 2000.
Security gains of $1,192, $1,008 and $4,137 were recognized in 2001, 2000 and 1999, respectively. A majority of the gains were generated from the sale of equity securities with significant market appreciation that were held in the Parent company.

Other Expense

Total other expenses of $32,349 in 2001 was an increase over 2000 of $4,642, or 16.8%. From 1999 to 2000, other expenses increased by $217, or 0.8% (Table 3).
Salaries, wages and benefits increased by $3,127, or 23.7%, from 2000 and declined by $176, or 1.3%, from 1999 to 2000. The increase in 2001 was mainly due to increased pension and incentive

TABLE 2
CHANGES IN NET INTEREST DIFFERENTIAL — RATE/VOLUME ANALYSIS
December 31, 2001, 2000 and 1999
(In thousands of dollars)	2001 vs. 2000 Increase (Decrease) Due To Change In			2000 vs. 1999 Increase (Decrease) Due To Change In
	Volume	Rate	Total	Volume	Rate	Total
Interest income:
Interest bearing deposits with other banks	$17	$(32)	$(15)	$(8)	$10	$2
Federal funds sold	(321)	(145)	(466)	(5)	115	110
Securities:
Taxable	(294)	(135)	(429)	(523)	129	(394)
Tax-exempt	16	28	44	150	1	151
Other securities	(59)	(79)	(138)	(138)	162	24
Mortgage-backed securities	623	(404)	219	101	301	402
Loans	4,846	(3,504)	1,342	10,007	2,649	12,656

Total interest income	4,828	(4,271)	557	9,584	3,367	12,951
Interest expense:
Interest bearing demand deposits	57	(185)	(128)	(48)	202	154
Savings	684	(4,704)	(4,020)	1,374	2,823	4,197
Certificates and other time deposits	(597)	(180)	(777)	3,343	1,897	5,240
Short-term borrowings	140	(1,722)	(1,582)	122	860	982
Other borrowings	2,522	(561)	1,961	540	187	727

Total interest expense	2,806	(7,352)	(4,546)	5,331	5,969	11,300

Net interest income	$2,022	$3,081	$5,103	$4,253	$(2,602)	$1,651

compensation expense accruals, expenses related to the new Supplemental Executive Retirement Plan, and increased expenses related to recognition of previously deferred loan origination costs. The increase in deferred FASB 91 costs is due to lower interest rates increasing payoffs within the aircraft portfolio. The decline from 1999 to 2000 was due to reductions in expenses related to incentive and other employee benefits which were partially offset by an increase in salaries associated with annual merit increases and staff additions.
Occupancy expenses increased by $128, or 7.2%, from 2000 to 2001 and by $76, or 4.5%, from 1999 to 2000. The increase in 2001 was due to a full year’s impact of two new financial centers that were added in 2000 and due to the buyout of leases from the closing of the Wichita, Kansas aircraft office and the relocation of the financial planning office when it merged with Rownd Financial Advisors Corp. Also, expenses of $30 were incurred related to the merger for design and survey work for signs for the company’s new name. Occupancy expense is expected to be positively impacted in 2002 due to the consolidation of three in-store branches and the closing of the aircraft office in Wichita, Kansas.
Equipment expense decreased $83, or 2.2%, for 2001 compared to 2000, the result of a decline in equipment rental expense due to the buyout of a lease for mainframe and branch equipment. This decline was partially offset by an increase in depreciation expense since the equipment from the lease buyout was capitalized and depreciated over its useful life. Equipment expenses in 2000 remained relatively flat at $3,840 compared to $3,837 in 1999. In 2000, increases in equipment maintenance contracts and services supporting wide area networks were offset by decreases in depreciation and equipment rental expenses.
Other operating expense increased $1,473, or 16.5%, from 2000 to 2001. The categories comprising other operating expense are reported in Note 12, to the Consolidated Financial Statements. During 2001, professional fees increased by $546 and other expenses increased by $1,591. The increase in professional fees was mainly due to merger related expenses of $344, increased legal expenses for loan collections, and fees related to the establishment of United Portfolio Management Corp. and the BOLI policies. Within other expenses, derivative instruments and hedging activity expense of $407 was recognized for the change in the fair value of the swap since adoption

TABLE 3
OTHER INCOME AND OTHER EXPENSE
(In thousands of dollars)	Years ended December 31,
	2001	2000	1999
Other Income:
Service charges on deposits	$3,107	$2,744	$2,777
Trust department income	5,224	5,474	4,887
Other operating income	4,771	3,103	2,872
Gains on loans originated for resale	1,175	298	496
Securities gains, net	1,192	1,008	4,137

Total other income	$15,469	$12,627	$15,169

Other Expense:
Salaries, wages and benefits	$16,340	$13,213	$13,389
Occupancy expense	1,895	1,767	1,691
Equipment expense	3,757	3,840	3,837
Other operating expenses	10,357	8,884	8,570

Total other expenses	$32,349	$27,704	$27,487

of FAS 133 on January 1, 2001. Also recognized within other expenses were $85 of merger related expenses, $240 for the disposal of assets related to the consolidation of three in-store branches and $310 was contributed to the Charitable Trust for future obligations arising from donations. During 2000, increases in taxes and insurance, professional fees, marketing expenses and expenses associated with loans were partially offset by reductions in office expenses, contributions and amortization of intangibles. Marketing expenses and professional fees increased as a result of the Corporation’s campaign to increase investor awareness and events surrounding openings of new financial centers.

Provision and Allowance for Loan Losses

Management maintains the allowance for loan losses at a level considered adequate to absorb probable losses within the loan portfolio. The amount of the provision for loan losses charged to operating expense is the amount necessary, in the opinion of management, to maintain the balance in the allowance for loan losses at an adequate level. Adequacy of the allowance is assessed based on historical experience, changes in portfolio size and mix, the relative quality of the loan portfolio and current and anticipated loan growth. Information about specific borrower situations, including their financial position and collateral values, are also important as well as assessments of current and future economic conditions, and other factors and estimates, which are subject to change over time. While management’s periodic analysis of the allowance for loan losses may dictate portions of the allowance be allocated to specific problem loans, the entire amount is available for any loan charge-offs that may occur.
The allowance for loan losses at December 31, 2001 was $12,834, compared to $12,760 at year-end 2000, which represented 1.46% of outstanding loans for both years. The provision for loan losses charged to operating expense was $2,818 in 2001, compared to $1,046 in 2000 and $2,425 in 1999. The increase in expense for 2001 was primarily the result of an increase in net charge-offs. Net charge-offs for 2001 increased by $1,284 from 2000, to $2,744, and increased by $1,037 from 1999 to 2000. The ratio of net charge-offs as a percentage of average loans outstanding were 0.31%, 0.18% and 0.06% for 2001, 2000 and 1999, respectively. In 2001, the aircraft portfolio experienced the greatest increase in net charge-offs with an increase of $1,332 from 2000. The charge-offs within the aircraft portfolio represented two loans, both of which were to the same customer. These planes were bought by the Bank and classified as other assets owned at year-end. Without the charge-off of these two loans, the ratio of net charge-offs as a percentage of average loans outstanding would have been 0.14%.
Impaired loans totaled $5,282 at December 31, 2001 compared to $3,859 at year-end 2000, an increase of $1,423. Impaired loans of $2,215 required an allocation of $1,624 of the allowance for loan losses at December 31, 2001. The allowances for loan losses allocated to impaired loans at year-end 2000 was $909. The increase in impaired loans was primarily due to a new reporting requirement in 2001 that required reporting all bankrupt consumer loans as impaired, regardless of payment status or collateral impairment. Non-performing loans consist of loans past due 90 days or more and loans that have been placed on non-accrual status. Non-performing loans at year-end 2001 were $2,979 compared to $3,141 at year-end 2000 and $1,989 at year-end 1999. The ratio of non-performing loans to total loans was 0.34%, 0.36% and 0.26% for 2001, 2000 and 1999, respectively. This ratio compares favorable to the Corporation’s peer group, all bank holding companies with consolidated assets between $1 billion and $3 billion, of 0.79% at September 30, 2001, the most current data available.

Income Taxes

The provision for income taxes for 2001 was $7,948, compared to $7,543 and $7,532, in 2000 and 1999, respectively. The effective tax rates were 34.1%, 34.6% and 34.9% for the years 2001, 2000 and 1999, respectively. The decrease in the effective tax rate in 2001, was mainly the result of tax-exempt income generated from the new BOLI policies. The decrease in the effective tax rate between 2000 and 1999 was mainly the result of higher tax-exempt income generated in 2000 from the loan and securities portfolios.

Financial Condition

Total assets were $1,096,842 at December 31, 2001 compared to $1,053,947 at December 31, 2000, an increase of $42,895, or 4.1% over 2000. At December 31, 2001, interest earning assets were $1,028,269 an increase of $21,930, or 2.2% over 2000 year-end. Interest earning assets as a percentage of total assets were 93.7% at year-end 2001 compared to 95.5% at year-end 2000. The decline in this ratio is primarily the result of an increase in non-interest earning assets of $20,965 from the purchase of $20.7 million of BOLI in 2001. BOLI is included in accrued interest receivable and other assets and all earnings are included in other income.

TABLE 4
AVERAGE BALANCE SHEET AND RELATED YIELDS

Years ended December 31, 2001, 2000 and 1999

(In thousands of dollars)	2001			2000			1999
	Average Balance	Interest*	Rate*	Average Balance	Interest*	Rate*	Average Balance	Interest*	Rate*
Interest earning assets:
Interest bearing deposits	$1,151	$37	3.21%	$804	$52	6.47%	$936	$50	5.34%
Federal funds sold	2,989	125	4.18%	9,696	591	6.10%	9,802	481	4.91%
Securities:
Taxable	21,772	1,230	5.65%	26,827	1,659	6.18%	35,402	2,053	5.80%
Tax-exempt	3,184	214	6.72%	2,920	170	5.82%	336	19	5.65%
Other securities	14,058	792	5.63%	15,050	930	6.18%	17,526	906	5.17%
Mortgage-backed securities	89,670	5,357	5.97%	79,545	5,138	6.46%	77,910	4,736	6.08%
Loans (net of unearned interest)	891,422	73,569	8.25%	833,856	72,227	8.66%	717,320	59,571	8.30%

Total interest earning assets	1,024,246	81,324	7.94%	968,698	80,767	8.34%	859,232	67,816	7.89%

Noninterest earning assets:
Cash and due from banks	28,558			26,845			29,646
Other nonearning assets	39,701			26,331			23,666
Allowance for loan losses	(12,930)			(12,881)			(12,278)

Total assets	$1,079,575			$1,008,993			$900,266

Interest bearing liabilities:
Demand deposits	$78,628	1,008	1.28%	$74,738	1,136	1.52%	$78,465	982	1.25%
Savings deposits	266,087	7,785	2.93%	250,746	11,805	4.71%	215,642	7,608	3.53%
Time deposits	371,148	21,707	5.85%	381,331	22,484	5.90%	322,647	17,244	5.34%
Short-term borrowings	73,493	2,312	3.15%	70,862	3,894	5.50%	68,105	2,912	4.28%
Other borrowings	98,749	5,382	5.45%	53,608	3,421	6.38%	45,008	2,694	5.99%

Total interest bearing liabilities	888,105	38,194	4.30%	831,285	42,740	5.14%	729,867	31,440	4.31%

Noninterest bearing liabilities:
Demand deposits	101,555			97,335			92,336
Other liabilities	8,109			8,147			7,611
Shareholders’ equity	81,806			72,226			70,452

Total liabilities and equity	$1,079,575			$1,008,993			$900,266

Net interest income		$43,130			$38,027			$36,376

Net yield on interest earning assets			4.21%			3.93%			4.23%

*	Average interest and rates of all categories including tax-free income are stated on a fully tax equivalent basis.

At December 31, 2001, the Corporation was in a Federal Funds sold position of $4,600 and had interest bearing deposits with banks of $10,944. Total securities decreased by $5,313, or 4.1% from 2000. Total loans, including loans held for sale, increased $11,699, or 1.3%, over 2000 with growth concentrated in commercial real estate loans and the home equity segment of consumer loans. The growth in these products was partially offset with a decline in the residential real estate portfolio due to declining interest rates in 2001 resulting in an increase in the volume of mortgage loans refinanced which were then sold in the secondary market.
Total deposits declined by $8,153, or 1.0%, from year-end 2000. Short-term borrowings, including Federal Funds purchased and securities sold under agreement to repurchase, decreased $14,374, or 17.5%, from year-end 2000. Other borrowings, including Federal Home Loan Bank (FHLB) advances and bank borrowings, increased by $53,630 or 87.6% from 2000 year-end. The increase was primarily due to new FHLB advances that were obtained to lock in low rate longer-term borrowings.

Loans

At December 31, 2001, total loans outstanding were $878,803, an increase of $6,788, or 0.8%, over year-end 2000. Management continued its strategy of mitigating the effects of interest rate risk by focusing on variable rate loans and by selling longer term fixed rate loans in the secondary market. Detailed information on the loan portfolio can be found in Table 5.
The aircraft loan portfolio grew by $3,085, or 2.2% from 2000 year-end levels. Growth remained slower for 2001 due to the current economic conditions and lower interest rates causing an increase in refinances. In order to mitigate risk, strict underwriting guidelines have been maintained and the portfolio remains diversified, encompassing a wide range of borrowers, without significant concentration in any one industry. The softening economy has increased used aircraft inventories and slowed down sales. However, management sees an opportunity for growth within the general aviation industry due to the convenience and security that private transportation has to offer. Through the use of the Internet, national toll free numbers, advertising, relationships with dealers and brokers, direct mail and trade shows, this group plans to show continued growth in balances while maintaining high credit quality.
The commercial portfolio decreased by $7,016, or 6.2% from a year ago. The decline was primarily caused by the sharp downturn in the economy and due to the paydowns of existing lines of credit in the fourth quarter of 2001. The commercial real estate portfolio experienced growth of $17,090, or 14.0% in 2001. This growth was mainly due to permanent financing opportunities generated by the favorable interest rates that were available in 2001.
For 2001, consumer loan balances increased by $22,035 or 9.2% from year-end 2000. Within the consumer loan portfolio, management continued to stress growth in the direct installment and home equity products. Home equity loans showed significant growth of $21,783, or 27.7% from a year ago.

TABLE 5
TOTAL LOANS

	Years ended December 31,		Increase or (Decrease)
(In thousands of dollars)	2001	2000	Dollars	Percentage
Commercial	$105,247	$112,263	$(7,016)	(6.2%	)
Commercial Real Estate	138,767	121,677	17,090	14.0%
Aircraft	141,781	138,696	3,085	2.2%
Real Estate	231,682	260,088	(28,406)	(10.9%	)
Consumer	261,326	239,291	22,035	9.2%

Total loans and leases	$878,803	$872,015	$6,788	0.8%

Also included in the consumer loan portfolio are $10,934 in loans outstanding, net of unearned income, for United Banc Financial Services, an increase of $3,486 over year-end 2000. In 2001, United Banc Financial Services expanded into the Alliance, Ohio and Massillon, Ohio markets. The decision was made to expand into these markets due to the higher yields earned on the portfolio and the historically low charge-off ratio, relative to the industry, of 0.95% for 2001. The portfolio is mainly comprised of the loans that are secured by real estate.
Due to management’s continued strategy to sell longer term fixed rate loans in the secondary market, the residential real estate portfolio declined by $28,406, or 10.9% in 2001. The low rate environment caused high refinance activities, leading the mortgage department to reach record production levels closing 1,200 loans totaling $150,000 in volume.
For 2002, management has set goals stressing continued loan growth in the commercial, commercial real estate, aircraft and home equity products. In all segments of the portfolio, growth with high credit quality and acceptable yields will be stressed, while limiting exposure to interest rate risk.

Securities

The securities portfolio serves a primary role in the overall context of balance sheet management by the Corporation. The decision to purchase or sell securities is based upon the current assessment of economic and financial conditions, including the interest rate environment and other on- and off- balance sheet positions. The portfolio’s scheduled maturities and the expected cash flows from the mortgage-backed securities represent a significant source of liquidity for the Corporation.
In 2001, United Portfolio Management Corporation was established as a wholly owned subsidiary of the Bank. The subsidiary was established to provide independent management of the securities portfolio. The Corporation’s security portfolio consists primarily of U.S. Agency Securities, various types of mortgage-backed securities and collateralized mortgage obligations and common stocks. At December 31, 2001, the Corporation’s security portfolio was $125,578 versus $130,891 at December 31, 2000, a 4.1% decrease.
Securities are purchased that are eligible to be pledged against the deposited funds of public entities and for use as collateral for repurchase agreements. At year-end 2001 there were $108,679 of securities pledged for these purposes compared to $110,400 at year-end 2000.

TABLE 6
SECURITIES

	Years ended December 31,		Increase or (Decrease)
(In thousands of dollars)	2001	2000	Dollars	Percentage
U.S. Treasury	$—	$998	$(998)	(100.0%	)
U.S. Government agencies and corporations	11,293	31,604	(20,311)	(64.3%	)
Mortgage-backed securities	97,370	78,721	18,649	23.7%
Obligations of state and political subdivisions	2,692	4,265	(1,573)	(36.9%	)
Corporate bonds and other securities	14,223	15,303	(1,080)	(7.1%	)

Total securities	$125,578	$130,891	$(5,313)	(4.1%	)

During 2001, security gains of $1,192 were recognized from the sale of equity securities in the Parent Company. To provide diversification within the portfolio, the equity securities that were invested in various bank stocks were sold and the proceeds were reinvested in various more diversified equity securities.
Under the requirements of Financial Accounting Standards Board Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities, the securities in the Corporation’s portfolio are classified as either available-for-sale or held-to-maturity. Securities in the available for sale account are marked-to-market at the end of each period, with the unrealized gain or loss, net of deferred tax, shown as an adjustment to shareholders’ equity. At year-end 2001 the adjustment to shareholders’ equity for the net unrealized gain on the portfolio was $554 compared to a net unrealized gain of $1,104 at year-end 2000.

Deposits

At December 31, 2001 total deposits were $819,488, a decrease of $8,153, or 1.0% from year-end 2000. Noninterest bearing checking account balances increased by $1,777, or 1.6%, and interest bearing checking accounts increased by $9,645, or 12.1%, from year-end 2000. These categories of deposits represent the lowest cost of funds for the Bank.
Savings balances which include passbook, statement, money market savings and money market access products declined by $5,096, or 1.9% from year-end 2000. Balances in money market access, a variable rate account with tiered balances tied to the three month Treasury rate, declined by $7,251, or 3.8% from 2000. This decline was partially offset by an increase in passbooks and statement savings accounts $2,673, or 4.5%, from year-end 2000. Certificates of Deposit decreased in 2001 by $14,479, or 3.9%, from year-end 2000. During 2001, $4,922 of brokered certificates matured and were not renewed.
The level and direction of interest rates, as well as the ability to meet the competitive pressures from the local market competition and national non-bank financial institutions offering alternative forms of investments will play a key role in the level of growth and changes to deposit mix in 2002.

Capital Resources

Total shareholders’ equity was $85,368 at December 31, 2001 compared to $75,928 at December 31, 2000, an increase of $9,440, or 12.4%. This increase was primarily the result of net income for the period of $15,330, which was partially offset by reductions to shareholders’ equity from dividends paid to shareholders of $5,233 and a reduction in unrealized gains, net of deferred tax, on available for sale securities of $550. The book value per share of stock was $8.18 at year-end 2001 compared to $7.27 at year-end 2000, an increase of 12.5%.

TABLE 7
DEPOSITS

	Years ended December 31,		Increase or (Decrease)
(In thousands of dollars)	2001	2000	Dollars	Percentage
Noninterest bearing	$110,128	$108,351	$1,777	1.6%
Interest bearing
Demand	89,539	79,894	9,645	12.1%
Savings	262,390	267,486	(5,096)	(1.9%	)
Time	357,431	371,910	(14,479)	(3.9%	)

Total deposits	$819,488	$827,641	$(8,153)	(1.0%	)

Cash dividends paid to shareholders during 2001 totaled $5,233 or $0.50 per share. This compared to $5,048, or $0.48 per share, for 2000. The 2001 dividends per share represent an increase of 4.2% over 2000. Dividends paid in 2000 represented a payout ratio of 34.1% of net income compared to 35.4% in 2000. Both ratios are within the guidelines established by UNB Corp.’s Board of Directors for a dividend payout ratio of 25.0% to 40.0% of net income.
The Corporation’s primary source of funds for the payment of dividends is its Bank subsidiary. The Bank paid $6,700 and $5,560 in dividends to the Corporation in 2001 and 2000, respectively. The Bank, which is limited by regulation as to the amount of dividends it can pay, remains within these regulatory guidelines. Currently this restriction will not preclude the Bank from paying sufficient dividends to fund, as needed, the usual quarterly dividends paid to the Corporation’s shareholders.
Under regulations issued by the Federal Reserve and Comptroller of the Currency, banks and bank holding companies are required to maintain certain minimum capital ratios in order to be considered “well capitalized”. These guidelines require a minimum total risk-based capital ratio of 10%, a Tier 1 capital ratio of 6% and leverage ratio of 5%. All of the Corporation’s assets, which include various risk-weighted percentages of assets on the balance sheet, as well as off-balance sheet exposures, are expressed as a percentage of risk-adjusted assets and compared to its capital. Tier 1 capital consists of shareholders’ equity and other items such as mandatory convertible debt and the allowance for loan losses. As of December 31, 2001, UNB Corp. had a total risk-based capital ratio of 10.5% and a Tier 1 capital ratio of 9.3%. Both of these risk-based capital ratios are well above minimum regulatory requirements. In addition to risk-based capital, a leverage ratio test must also be met. This ratio evaluates capital adequacy on the basis of Tier 1 capital-to-total assets (unadjusted for risk). On December 31, 2001, UNB Corp.’s leverage ratio was 7.5%, which substantially exceeds the Corporation’s minimum regulatory requirement. For additional information on the Corporation and Bank’s capital ratios, refer to Note 15 – Dividend and Regulatory Capital Requirements.

Quantitative and Qualitative Disclosures About Market Risk

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
At December 31, 2001, assuming an immediate, parallel 200 basis point shift in market yields, the Corporation’s net interest income for the next twelve months was calculated to increase by approximately 6.83% if rates fell and decrease by 10.70% if rates rose. The net present value of equity is defined as the difference between the present value of the Corporation’s assets and liabilities. In general, the present value of fixed rate financial instruments declines as market rate increase and increases as rates fall. Using the yield scenario defined above, the net present value of equity was forecasted to decline by 16.14% in a rising rate environment and to rise by 26.95% in a falling rate scenario. For both net interest income and the net present value of equity, the down 200 basis points rate shock shows the results of historically low levels of market rates at year-end. Since many liability rates were at or below 2.00% in the base case analysis, the application of a 200 basis point decrease resulted in a numerically accurate but unlikely floor of .10% on many deposit products. The duration of total assets was 61 months, compared to a duration of total liabilities of 36 months, indicating that liabilities will both reprice faster than assets and change in value by a smaller amount than the assets over a similar time frame.
Interest rate risk can be managed by using a variety of techniques, including selling existing assets or repaying liabilities, pricing loans and deposits to attract preferred maturities and developing alternative sources of funding or structuring new products to hedge existing exposures. In addition to these balance sheet strategies, the Corporation can also use derivative financial instruments such as interest rate swaps, caps, and floors to minimize the potential impact of adverse changes in interest rates. During 2001, the Corporation borrowed $45,000 from the FHLB and issued $10,000 of national market certificates of deposit, with average terms of 4.3 years and 3.0 years, respectively. These strategies lengthened the duration of liabilities, which will minimize the effect of rising rates on future net interest income.

TABLE 8
LIQUIDITY MANAGEMENT

(In thousands of dollars)	2001	2000	1999
Net income	$15,330	$14,270	$14,055
Adjustments to reconcile net income to net cash from operating activities	3,140	(3,737)	5,215

Net cash from operating activities	18,470	10,533	19,270
Net cash used in investing activities	(41,626)	(95,708)	(89,648)
Net cash from financing activities	25,763	68,976	90,537

Net change in cash and cash equivalents	2,607	(16,199)	20,159
Cash and cash equivalents at beginning of year	32,155	48,354	28,195

Cash and cash equivalents at end of year	$34,762	$32,155	$48,354

UNB Corp.
Quantitative Disclosure of Market Risk
As of December 31, 2001

	One Year		Two Years		Three Years
	Balance	Rate	Balance	Rate	Balance	Rate
Assets
Short Term Investments	$15,544	1.54%
Securities	16,576	5.79%	$2,992	6.92%	$1,999	6.38%
Collateralized Mortgage Obligations and Mortgage-backed securities(1)	41,918	5.97%	22,926	5.93%	15,257	5.77%
Fixed Rate Loans(2) (3)	74,415	7.49%	40,843	9.59%	45,155	8.93%
Variable Rate Loans(4) (5) (6)	211,206	5.75%	46,661	7.98%	70,884	7.63%

Liabilities
Interest Bearing Demand & Savings(7)	224,263	1.69%	18,574	1.06%	15,312	1.05%
Time Deposits	283,617	5.05%	47,407	5.51%	15,305	4.91%
Repurchase Agreements	65,985	1.09%
Short-term Borrowings	1,620	1.13%
FHLB Advances	42,581	5.56%	2,695	4.39%	12,158	5.03%
Bank borrowings	16,000	3.15%

Off-Balance Sheet
Interest Rate Swap(8)	1,978		8,526
Average Pay Rate (Fixed)		5.86%		5.86%
Average Receive Rate (Variable)		1.90%		1.90%

(1)
Expected cash flows on Collateralized Mortgage Obligations and Mortgage-backed securities are revised monthly based on median estimates of prepayment speeds developed by major broker dealers as published by Bloomberg Financial Markets.

(2)
For residential mortgages, prepayments are revised monthly based on the median estimates of prepayment speeds developed by major broker dealers as published by Bloomberg Financial Markets. The prepayment rates are assigned based on the interest rate on the loan and the number of months elapsed since the loan was originated.

(3)	For installment loans, prepayments are revised monthly based on actual historical cash flow and equate to approximately 12% to 24%.
(4)	Substantially all of the variable rate commercial loans are repriced based on the prime rate.
(5)	Variable rate commercial real estate loans are based on prime or the three year constant maturity treasury rate.
(6)	Substantially all the variable rate mortgage loans are repriced based on the one-year or three-year constant maturity treasury rate subject to various periodic and lifetime caps and floors.

Four Years		Five Years		More than 5 Years		Total		Fair
Balance	Rate	Balance	Rate	Balance	Rate	Balance	Rate	Value

						$15,544	1.54%	$15,544
$ 1,330	6.14%	$370	5.15%	$4,941	4.13%	28,208	5.69%	28,214

7,882	5.56%	3,726	5.47%	5,661	6.78%	97,370	5.93%	97,382
40,276	8.93%	33,780	7.77%	225,386	7.64%	459,855	8.13%	469,405
30,457	7.79%	26,263	7.29%	41,821	7.08%	427,292	6.66%	442,569

12,758	1.05%	10,698	1.05%	70,324	1.04%	351,929	1.46%	351,929
2,188	5.70%	5,150	5.00%	3,764	5.36%	357,431	5.11%	359,834
						65,985	1.09%	65,967
						1,620	1.13%	1,620
16,167	5.19%	25,000	5.31%			98,601	5.34%	98,525
						16,000	3.15%	16,000

						10,504

								(428)

(7)	For deposits without contractual maturity dates, decay rates were derived from an econometric analysis of the historical behavior of aggregate and individual deposits for each major category.
(8)
At year-end, December 2001, the notional principal amount of the swap was $10,504 and the market value was ($428). The notional amount will amortize quarterly according to a predetermined schedule until its maturity on 6/18/03. The Corporation pays a fixed rate of 5.86% and receives a variable rate of three month LIBOR reset quarterly, which at year end was 1.90%.

The Corporation has a pay-fixed amortizing interest rate swap executed in 1998 as a hedge against fixed rate mortgages held in the portfolio. The net cash flows and market value of the swap move inversely with those of the fixed rate loans in the portfolio, which reduces the Corporation’s exposure to changing interest rates. If rates rise, the Corporation receives net cash flows from the swap which compensates for the opportunity loss of holding an asset with a below market yield. Alternatively, the increase in the market value of the swap would balance the loss on the mortgage loans if the loans were sold. If rates fall, the net cash flows given up are offset by the increased value of assets with an above market yield. The gain that would be realized on the sale of the loans would counteract the loss on the termination of the interest rate swap. At the end of December, the swap had a net loss of $428 on outstanding notional principal of $10,504.

Liquidity Management

Management ensures that the liquidity position of the Corporation is adequate to meet the credit needs and cash demands of its borrowers and depositors in a timely and cost-effective manner. Through the Bank’s Asset and Liability Management Committee, management actively analyzes and manages the Corporation’s liquidity. Principal sources of liquidity include cash and cash equivalents, Federal Funds sold and the cash flows provided by maturities and amortizations in the loan and securities portfolios. The ability to raise funds in the market place is provided through the Bank’s branch network, in addition to the availability of FHLB advance borrowings, brokered deposits, Federal Funds purchased, securities sold under agreement to repurchase and bank borrowings.
Management’s internal guideline for measuring the Bank’s overall liquidity level includes deposits and FHLB advances. In this way, management acknowledges what has become an industry norm, dependence on advances as a source of balance sheet funding considered less volatile than deposits. Advances with varying maturities and flexible repayment options are considered more stable than the most stable of bank deposits, certificates of deposit, which are subject to early withdrawal and are difficult to attract in longer maturity ranges even at rates competitive to other market instruments. The Corporation’s gross loan to deposit (including FHLB advances) ratio at December 31, 2001 was 96.2% compared to 99.6% at year-end 2000.
At December 31, 2001, cash and cash equivalents equaled $34,762, or 3.2%, of total assets. The change in cash and cash equivalents is shown in the Consolidated Statement of Cash Flows and arises from operating, investing and financing activities. These activities are summarized for the three years ended December 31, 2001 in Table 8. During 2001, the Corporation generated net cash flows from operating activities of $18,470, including $15,330 in net profits. The major portion of cash flows from investing activities were concentrated in a net use of cash of $20,711 for the purchase of BOLI and $9,532 to fund additions to the loan portfolio. Cash provided from gains on securities sales and net reductions in the security and mortgage-backed portfolio was $6,123. Sources of cash inflows from financing activities were net proceeds from FHLB advances of $50,476 and proceeds from bank borrowings of $3,004. This was offset by cash outflows for the payment of $5,233 in cash dividends, a net decrease of $8,153 in deposits and a net decrease of $14,374 in short-term borrowings. The net result of these cash flows was an increase of cash and cash equivalents from year-end 2000 to 2001 of $2,607.
The liquidity needs of the Parent Company, primarily cash dividends, are met through cash and investments in the Parent Company and dividends from the Bank. Management is not aware of any trend or event which will result in or that is reasonably likely to occur that would result in the Corporation being unable to meet all current and projected cash needs.

Impact of Inflation

Consolidated financial data included herein have been prepared in accordance with accounting principles generally accepted (GAAP) in the United States of America. Presently, GAAP requires UNB Corp. to measure financial position and operating results in terms of historical dollars, except for securities available for sale which are carried at fair value. Changes in the relative value of money due to inflation or recession are generally not considered.
In management’s opinion, changes in interest rates affect the financial condition of UNB Corp. to a far greater degree than changes in the inflation rate. While interest rates are greatly influenced by changes in the inflation rate, they do not move concurrently. Rather, interest rate volatility is based on changes in the expected rate of inflation, as well as changes in monetary and fiscal policy. A financial institution’s ability to be relatively unaffected by changes in interest rates is a good indicator of its capability to perform in a volatile economic environment. In an effort to protect itself from the effects of interest rate volatility, UNB Corp. reviews its interest rate risk position frequently, monitoring its exposure and taking necessary steps to minimize any detrimental effects on the Corporation’s profitability.

Item 7A. – Quantitative and Qualitative Disclosures About Market Risk

For information regarding the market risk of the Company’s financial instruments, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations of the Company – Quantitative and Qualitative Disclosures About Market Risk”.

Item 8 – Financial Statements and Supplementary Financial Data

See pages 30-53

Item 9 – Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Consolidated

financial statements

Consolidated Balance Sheets

December 31, 2001 and 2000
(in thousands of dollars, except per share data)	2001	2000

Assets
Cash and cash equivalents	$34,762	$32,155
Federal funds sold	4,600	—
Interest bearing deposits with banks	10,944	—
Securities, net (Fair value: 2001 – $28,214; 2000 – $52,179)	28,208	52,170
Mortgage-backed securities (Fair value: 2001 – $97,382; 2000 – $78,728)	97,370	78,721
Loans held for sale	8,344	3,433
Loans:
Total loans	878,803	872,015
Less allowance for loan losses	(12,834)	(12,760)

Net loans	865,969	859,255
Premises and equipment, net	10,837	11,026
Intangible assets	2,057	2,432
Accrued interest receivable and other assets	33,751	14,755

Total assets	$1,096,842	$1,053,947

Liabilities
Deposits:
Noninterest bearing demand deposits	$110,128	$108,351
Interest bearing deposits	709,360	719,290

Total deposits	819,488	827,641
Short-term borrowings	67,605	81,979
Other borrowings	114,818	61,188
Accrued taxes, expenses, and other liabilities	9,563	7,211

Total liabilities	1,011,474	978,019

Shareholders’ equity
Common stock – $1.00 stated value, 50,000,000 shares authorized; 11,646,250 and 11,646,274 shares issued at December 31, 2001 and 2000, respectively	11,646	11,646
Paid-in capital	28,943	28,949
Retained earnings	66,330	56,233
Treasury stock, 1,205,996 and 1,209,382 shares at cost	(22,105)	(22,004)
Accumulated other comprehensive income	554	1,104

Total shareholders equity	85,368	75,928

Total liabilities and shareholders’ equity	$1,096,842	$1,053,947

The accompanying notes are an integral part of these financial statements.

Consolidated Statements of Income

For the three years ended December 31, 2001
(in thousands of dollars, except per share data)	2001	2000	1999
Interest income:
Interest and fees on loans:
Taxable	$73,277	$71,977	$59,404
Tax-exempt	220	194	126
Interest and dividends on securities and mortgage-backed securities:
Taxable	7,379	7,727	7,695
Tax-exempt	146	135	14
Interest on deposits with banks	37	52	50
Interest on federal funds sold	125	591	481

Total interest income	81,184	80,676	67,770

Interest expense:
Interest on deposits	30,500	35,425	25,834
Interest on short-term borrowings	2,312	3,894	2,912
Interest on other borrowings	5,382	3,421	2,694

Total interest expense	38,194	42,740	31,440

Net interest income	42,990	37,936	36,330
Provision for loan losses	2,818	1,046	2,425

Net interest income after provision for loan losses	40,172	36,890	33,905
Other income:
Service charges on deposits	3,107	2,744	2,777
Trust Department income	5,224	5,474	4,887
Other operating income	4,771	3,103	2,872
Gains on loans originated for sale	1,175	298	496
Securities gains, net	1,192	1,008	4,137

Total other income	15,469	12,627	15,169

Other expenses:
Salaries, wages and benefits	16,340	13,213	13,389
Occupancy expense	1,895	1,767	1,691
Equipment expense	3,757	3,840	3,837
Other operating expenses	10,357	8,884	8,570

Total other expenses	32,349	27,704	27,487

Income before income taxes and cumulative effect of change in accounting principles	23,292	21,813	21,587
Provision for income taxes	7,948	7,543	7,532

Income before cumulative effect of change in accounting principles Accounting method change—Adoption of FAS 133	15,344 14	14,270 —	14,055 —
Net Income	$15,330	$14,270	$14,055

Earnings per share:
Basic	$1.47	$1.36	$1.30
Diluted	$1.45	$1.35	$1.28
Weighted average shares outstanding:
Basic	10,454,206	10,527,260	10,851,858
Diluted	10,604,114	10,608,461	10,981,835

The accompanying notes are an integral part of these financial statements.

Consolidated Statement of Changes in Shareholders’ Equity

For the three years ended December 31, 2001
(in thousands of dollars, except per share data)
	Common Stock	Paid-In Capital	Retained Earnings	Treasury Stock	Comprehensive Income	Accumulated Other Comprehensive Income	Total Shareholders’ Equity
Balance, January 1, 1999	$11,646	$30,872	$38,049	$(11,149)		$2,284	$71,702
Net income for year			14,055		14,055		14,055
Other comprehensive income:
Unrealized gain(loss) on securities available for sale, net of tax					(1,323)	(1,323)	(1,323)

Comprehensive income					$12,732

Cash dividends ($0.47 per share)			(5,093)				(5,093)
Treasury stock purchases (483,220 shares)				(9,557)			(9,557)
Treasury stock sold and issued for stock options and dividend reinvestment (136,585 shares)		(1,864)		2,754			890

Balance, December 31, 1999	11,646	29,008	47,011	(17,952)		961	70,674
Net income for year			14,270		14,270		14,270
Other comprehensive income:
Unrealized gain(loss) on securities available for sale, net of tax					143	143	143

Comprehensive income					$14,413

Cash dividends ($0.48 per share)			(5,048)				(5,048)
Treasury stock purchases (327,794 shares)				(4,218)			(4,218)
Treasury stock sold and issued for stock options and dividend reinvestment (12,494 shares)		(59)		166			107

Balance, December 31, 2000	11,646	28,949	56,233	(22,004)		1,104	75,928
Net income for year			15,330		15,330		15,330
Other comprehensive income:
Unrealized gain(loss) on securities available for sale, net of tax					(550)	(550)	(550)

Comprehensive income					$14,780

Cash dividends ($0.50 per share)			(5,233)				(5,233)
Treasury stock purchases (52,995 shares)				(827)			(827)
Treasury stock sold and issued for stock options and dividend reinvestment (56,381 shares)		(16)		726			710)
Tax benefit from non-qualified stock option exercise		10					10

Balance, December 31, 2001	$11,646	$28,943	$66,330	$(22,105)		$554	$85,368

The accompanying notes are an integral part of these financial statements.

Consolidated Statements of Cash Flows

For the three years ended December 31, 2001
(in thousands of dollars)	2001	2000	1999

Cash flows from operating activities:
Net income	$15,330	$14,270	$14,055
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	1,393	1,381	1,482
Provision for loan losses	2,818	1,046	2,425
Net securities gains	(1,192)	(1,008)	(4,137)
Net amortization/(accretion) on securities	(464)	(115)	11
Amortization of intangible assets	738	904	997
Loans originated for sale	(92,372)	(13,041)	(25,144)
Proceeds from sale of loan originations	88,636	10,577	31,741
Net gains on loans sold	(1,175)	(298)	(496)
Changes in:
Interest receivable	1,289	(1,546)	(233)
Interest payable	(181)	(92)	322
Other assets and liabilities, net	3,817	(2,080)	(683)
Deferred income tax expense/(benefit)	(165)	541	(1,065)
Deferred income	(2)	(6)	(5)

Net cash from operating activities	18,470	10,533	19,270

Cash flows from investing activities:
Net change in interest bearing deposits with banks	(10,944)	568	(14)
Net change in federal funds sold	(4,600)	—	12,300
Investment and mortgage-backed securities:
Proceeds from sales of securities available for sale	4,356	1,527	9,311
Proceeds from maturities of securities held to maturity	3,070	2,155	500
Proceeds from maturities of securities available for sale	172,634	54,137	165,428
Purchases of securities held to maturity	(2,000)	(4,268)	(2,429)
Purchases of securities available for sale	(154,814)	(53,458)	(168,339)
Purchases of mortgage-backed securities available for sale	(60,416)	(19,454)	(42,633)
Principal payments received on mortgage-backed securities held to maturity	140	157	1,254
Principal payments received on mortgage-backed securities available for sale	43,153	23,333	39,771
Net increase in loans made to customers	(9,532)	(98,655)	(103,873)
Purchase of bank owned life insurance	(20,711)	—	—
Net increase in bank owned life insurance	(758)	—	—
Purchases of premises and equipment, net	(1,204)	(1,750)	(987)
Principal payments received under leases	—	—	63

Net cash from investing activities	(41,626)	(95,708)	(89,648)

Cash flows from financing activities:
Net increase/(decrease) in deposits	(8,153)	63,407	78,740
Cash dividends paid	(5,233)	(5,048)	(5,093)
Purchase of treasury stock	(827)	(4,218)	(9,557)
Sales of treasury stock	710	107	890
Tax benefit from non-qualified stock option exercise	10	—	—
Net increase/(decrease) in short-term borrowings	(14,374)	7,872	12,796
Proceeds from FHLB advances	98,400	11,700	92,900
Repayments of FHLB advances	(47,924)	(9,287)	(88,591)
Proceeds from bank borrowings	3,004	4,500	8,500
Repayments of bank borrowings	—	(4)	—
Proceeds from capital lease	209	—	—
Repayments on capital lease	(59)	(53)	(48)

Net cash from financing activities	25,763	68,976	90,537

Net change in cash and cash equivalents	2,607	(16,199)	20,159
Cash and cash equivalents at beginning of year	32,155	48,354	28,195

Cash and cash equivalents at end of period	$34,762	$32,155	$48,354

Non cash activities:
Purchase of subsidiary for stock	(255)	—	—

The accompanying notes are an integral part of these financial statements.

Note 1 – Summary of Significant Accounting Policies

Unless otherwise indicated, amounts are in thousands, except per share data.

Principles of Consolidation: The consolidated financial statements include the accounts of UNB Corp. (Corporation) and its wholly owned subsidiaries, the United National Bank & Trust Co. (Bank), United Banc Financial Services, Inc. and United Financial Advisors, Inc. All significant intercompany balances and transactions have been eliminated in consolidation.
Industry Segment Information: UNB Corp. is a financial holding company engaged in the business of commercial and retail banking, trust and investment services, and consumer finance, with operations conducted through its main office and branches located throughout Stark, Wayne and southern Summit counties of Ohio. The Aircraft Finance Group of the Bank maintains a local sales office in Stark county as well as two regional offices in Sacramento, California and Orlando, Florida which generate loans nationally. The majority of the Corporation’s income is derived from commercial and retail business lending activities and investments.
Operating Segments: While the Company’s chief decision-makers monitor the revenue streams of the various Company products and services, the identifiable segments are not material and operations are managed and financial performance is evaluated on a Company-wide basis. Accordingly, all of the Company’s financial service operations are considered by management to be aggregated in one reportable operating segment.
Cash and Cash Equivalents: Cash equivalents include cash and noninterest bearing deposits with banks. UNB Corp. reports net cash flows for interest bearing deposits with banks, federal funds sold, customer loan transactions, deposit transactions and short-term borrowings.
For the years ended December 31, 2001, 2000 and 1999, the Corporation paid interest of $38,369, $42,832, and $31,118 respectively, and income taxes of $7,677, $7,485, and $8,085 respectively.
Investment and Mortgage-backed Securities: The Corporation classifies debt and equity securities as held to maturity, available for sale or trading. Securities classified as held to maturity are those management has the positive intent and ability to hold to maturity. Securities classified as available for sale are those management intends to sell or that could be sold for liquidity, investment management, or similar reasons, even if there is not a present intention for such a sale. Securities available for sale are carried at fair value, with unrealized holding gains and losses reported in other comprehensive income. Trading securities are purchased principally for sale in the near term and are reported at fair value with unrealized gains and losses included in earnings. Other securities such as Federal Home Loan Bank stock are carried at cost. During 2001 and 2000, the Corporation held no trading securities.
Interest income includes amortization of purchase premium or discount. Gains and losses on sales are based on the amortized cost of the security sold. Securities are written down to fair value when a decline in fair value is not temporary.
Loans: Loans that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are reported at the principal balance outstanding, net of unearned interest, deferred loan fees and costs, and an allowance for loan losses. Residential mortgage loans originated by the Bank and intended for sale in the secondary market are carried at the lower of cost or estimated market value in the aggregate. Net unrealized losses are recognized in a valuation allowance by charges to income. To mitigate interest rate risk, the Bank generally obtains fixed price commitments on loans held for sale. The Bank sells the servicing rights on loans sold and incurs no recourse obligation in connection with loan sales or servicing activities. Interest income is reported on the interest method and includes amortization of net deferred loan fees and costs over the loan term. Interest income is not reported when full loan repayment is in doubt, typically when the loan is impaired or payments are past due over 90 days. Payments received on such loans are reported as principal reductions.
Allowance for Loan Losses: The allowance for loan losses is a valuation allowance for probable incurred credit losses, increased by the provision for loan losses and decreased by charge-offs less recoveries. Management estimates the allowance balance required using past loan loss experience, the nature and volume of the portfolio, information about specific borrower situations and estimated collateral values, economic conditions, and other factors. Allocations of the allowance may be made for specific loans, but the entire allowance is available for any loan that, in management’s judgment, should be charged-off. Loan losses are charged against the allowance when management believes the uncollectibility of a loan balance is confirmed.
A loan is impaired when full payment under the loan terms is not expected. Impairment is evaluated in total for smaller-balance loans of similar nature such as residential mortgage, consumer, and credit card loans, and on an individual loan basis for other loans. If a loan is impaired, a portion of the allowance is allocated so that the loan is reported, net, at the present value of estimated future cash flows using the loan’s existing rate or at the fair value of collateral if repayment is expected solely from the collateral.
Premises and Equipment: Premises and equipment are stated at cost less accumulated depreciation and amortization. Depreciation and amortization are calculated over the estimated useful lives of the assets, limited in the case of leasehold improvements to the lease terms, or useful lives, whichever is less, using primarily the straight-line method. Maintenance and repairs are charged to expense as incurred and major improvements are capitalized.
Other Assets Owned: Other assets owned is included in other assets on the consolidated balance sheets at the lower of cost or fair value, less estimated costs to sell. Any reduction in fair value is reflected in a valuation allowance account established by a charge to income. Costs incurred to carry the assets are charged to expense. Other assets owned, net of the valuation reserve totaled $1,587 and $394 at December 31, 2001 and 2000, respectively.
Goodwill and Identified Intangibles: Goodwill is the excess of purchase price over identified net assets in business acquisitions. Goodwill is expensed on the straight-line method over no more than 10 years. Identified intangibles represent the value of depositor relationships purchased and are expensed on accelerated methods over 8 to 10 years.
Long-term Assets: Premises and equipment and other long-term assets are reviewed for impairment when events indicate their carrying amount may not be recoverable from future undiscounted cash flows. If impaired, the assets are recorded at discounted amounts.
Federal Income Taxes: Income tax expense is the sum of the current year income tax due or refundable and the change in deferred tax assets and liabilities. Deferred tax assets and liabilities are the expected future tax consequences of temporary differences between the carrying amounts and tax bases of assets and liabilities, computed using enacted tax rates. A valuation allowance, if needed, reduces deferred tax assets to the amount expected to be realized.
Concentrations of Credit Risk: The Corporation, through its Bank and finance company subsidiaries, grants residential, consumer, and commercial financing to customers located primarily in Stark County. Commercial loans, commercial real estate loans, aviation loans, mortgage loans and consumer loans comprise 12.0%, 15.8%, 16.1%, 26.4% and 29.7% of total loans, respectively, at December 31, 2001. Indirect loans accounted for 51.4% of consumer loans at December 31, 2001.
Financial Instruments: Financial instruments include off-balance sheet credit instruments, such as commitments to make loans and standby letters of credit, issued to meet customer financing needs. The face amount for these items represents the exposure to loss, before considering customer collateral or ability to repay. Such financial instruments are recorded when they are funded.
Derivatives: All derivative instruments are recorded at their fair values. If derivative instruments are designated as hedges of fair values, both the change in the fair value of the hedge and the hedged item are included in current earnings. Fair value adjustments related to cash flow hedges are recorded in other comprehensive income and reclassified to earnings when the hedged transaction is reflected in earnings. Ineffective portions of hedges are reflected in earnings as they occur.
Derivatives designated as hedges include interest rate swaps which are entered into primarily for asset-liability management. The notional amount is used to calculate amounts to be paid but typically does not represent loss exposure.
Earnings and Dividends Per Share: Basic earnings per common share is net income divided by the weighted average number of common shares outstanding during the period. Diluted earnings per common share includes the dilutive effect of additional potential common shares issuable under stock options. Earnings and dividends per share are restated for all stock splits and dividends through the date of issue of the financial statements.
Stock Options: The excess of the option price over the par value of the shares issued is added to paid-in capital when exercised. Any tax benefit realized by the Corporation from the exercise of non-qualified stock options is added to paid-in capital.
Expense for employee compensation under stock option plans is based on Accounting Principles Board (APB) Opinion No. 25, with expense reported only if options are granted below market price at grant date. Pro forma disclosures of net income and earnings per share are provided as if the fair value method of SFAS No. 123 were used for stock-based compensation.
Dividend Reinvestment Plan: On June 17, 1999 the Board of Directors voted to reinstate a new UNB Corp. Dividend Reinvestment and Stock Purchase Plan, effective with the third quarter, 1999 dividend. A temporary suspension of the dividend reinvestment plan of March 30, 1989 was undertaken by the Board on August 13, 1998, effective September 16, 1998. The 1999 Plan authorized the sale of 1,000,000 shares of the Corporation’s authorized but previously unissued common stock to shareholders who chose to invest all or a portion of their cash dividends. The Plan also permits shareholders who become participants in the Plan to make optional cash investments of not less than $500 or more than $5,000 per month for investment in common stock. In 2001, dividend reinvestment shares purchased on the open market totaled 32,347 and 15,408 shares were purchased from temporary treasury. During 2001, shares purchased for optional cash investments on the open market totaled 1,552 shares and 949 shares were purchased from temporary treasury. In 2000, dividend reinvestment shares purchased on the open market totaled 53,650 and 5,796 shares were purchased from temporary treasury. During 2000, shares purchased for optional cash investments on the open market totaled 12,378 and 859 shares were purchased from temporary treasury. In 1999, 16,827 and 18,745 common shares were purchased on the open market to fund the dividend reinvestment and the optional cash investment, respectively. Under the 1999 Plan, shares purchased in the open market are issued to the Plan at the weighted average purchase price plus applicable brokerage commissions, if any. The price of the newly issued shares under the 1999 Plan for dividend reinvestment is the average of the daily high and low sale prices reported on the Nasdaq National Market during the five trading days immediately preceding the record date for dividend reinvestment, or the purchase date for optional cash investment.
Trust Department Assets and Income: Property held by the Corporation in a fiduciary or other capacity for its trust customers is not included in the accompanying consolidated financial statements since such items are not assets of the Corporation. Income from the Trust Department is reported on the accrual basis of accounting.
Use of Estimates in Preparation of Financial Statements: Management must make estimates and assumptions in preparing the consolidated financial statements that affect the amounts reported and the disclosures provided. These estimates and assumptions may change in the future and future results could differ.
Areas involving the use of management’s estimates and assumptions include the allowance for loan losses, the realization of deferred tax assets, fair value of certain securities, the determination and carrying value of impaired loans, the post retirement benefit obligation, the determination of other-than-temporary reductions in the fair value of securities, depreciation of premises and equipment, the carrying value and amortization of intangibles, the fair value of financial instruments, the actuarial present value of pension benefit obligations and the net periodic pension expense and prepaid pension costs recognized in the Corporation’s consolidated financial statements. Estimates that are more susceptible to change in the near term include the allowance for loan losses and the fair value of financial instruments.
Fair Values of Financial Instruments: Fair values of financial instruments are estimated using relevant market information and other assumptions, as more fully disclosed separately. Fair value estimates involve uncertainties and matters of significant judgment regarding interest rates, credit risk, prepayments, and other factors, especially in the absence of broad markets for particular items. Changes in assumptions or in market conditions could significantly affect the estimates. The fair value estimates of existing on- and off-balance sheet financial instruments do not include the value of anticipated future business or the values of assets and liabilities not considered financial instruments.
Comprehensive Income: Comprehensive income consists of net income and other comprehensive income. Other comprehensive income includes unrealized gains and losses on securities available for sale which are also recognized as separate components of equity.
New Accounting Pronouncements: In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 141. “Business Combinations.” SFAS No. 141 requires all business combinations within its scope to be accounted for using the purchase method, rather than the pooling-of-interests method. The provisions of this Statement apply to all business combinations initiated after June 30, 2001. The pending merger with BancFirst Ohio Corp. will be accounted for using the purchase method.
Also in June 2001, the FASB issued SFAS No. 142, “Goodwill and Other Intangible Assets”, which addresses the accounting for such assets arising from prior and future business combinations. Upon the adoption of this Statement, goodwill arising from business combinations will no longer be amortized, but rather will be assessed regularly for impairment, with any such impairment recognized as a reduction to earnings in the period identified. Other identified intangible assets, such as core deposit intangible assets, will continue to be amortized over their estimated useful lives. The Company adopted this Statement on January 1, 2002 and early adoption was not permitted. The goodwill of $1,330 from the 1994 TransOhio acquisition will continue to be amortized since it was acquired through a branch acquisition. However, effective January 1, 2002, the $246 of goodwill from the merger with Rownd Financial Advisors Corp. will no longer be amortized resulting in a reduction in intangible amortization expense of $26 in 2002.
Loss Contingencies: Loss contingencies, including claims and legal actions arising in the ordinary course of business, are recorded as liabilities when the likelihood of loss is probable and an amount or range of loss can be reasonably estimated. Management does not believe there now are such matters that will have a material effect on the financial statements.
Dividend Restriction: Banking regulations require maintaining certain capital levels and may limit the dividends paid by the bank to the holding company or by the holding company to shareholders.
Financial Statement Presentation: Certain previously reported consolidated financial statement amounts have been reclassified to conform to the 2001 presentation.

Note 2 – Securities

The amortized cost and estimated fair value of investment and mortgage-backed securities available for sale and held to maturity, as presented in the consolidated balance sheets were as follows:

	December 31, 2001
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Securities available for sale:
Obligations of U.S. government agencies and corporations	$11,103	$190	$—	$11,293
Securities held to maturity:
Obligations of state and political subdivisions	2,692	11	(5)	2,698
Corporate bonds and other debt securities	500	—	—	500

Total debt securities	14,295	201	(5)	14,491
Equity securities available for sale	13,003	—	(211)	12,792
Asset-backed securities available for sale	930	1	—	931

Total securities	28,228	202	(216)	28,214
Mortgage-backed securities available for sale	96,205	1,065	(192)	97,078
Mortgage-backed securities held to maturity	292	12	—	304

Total mortgage-backed securities	96,497	1,077	(192)	97,382

Total investment and mortgage-backed securities	$124,725	$1,279	$(408)	$125,596

	December 31, 2000
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Securities available for sale:
U.S. Treasury securities	$999	$—	$(1)	$998
Obligations of U.S. government agencies and corporations	31,473	146	(15)	31,604
Securities held to maturity:
Obligations of state and political subdivisions	4,265	10	(1)	4,274

Total debt securities	36,737	156	(17)	36,876
Equity securities available for sale	12,518	2,518	(728)	14,308
Asset-backed securities available for sale	999	—	(4)	995

Total securities	50,254	2,674	(749)	52,179
Mortgage-backed securities available for sale	78,506	268	(484)	78,290
Mortgage-backed securities held to maturity	431	7	—	438

Total mortgage-backed securities	78,937	275	(484)	78,728

Total investment and mortgage-backed securities	$129,191	$2,949	$(1,233)	$130,907

Mortgage-backed securities consist of fixed and variable rate CMOs and government guaranteed mortgage-backed securities issued by FHLMC, FNMA, and GNMA. CMOs totaled $85,821 and $61,936 and government guaranteed mortgage-backed securities totaled $11,549 and $16,785 at December 31, 2001 and 2000, respectively.
The amortized cost and estimated fair value of debt securities at December 31, 2001, by contractual maturity, are shown below. Actual maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	December 31, 2001
	Amortized Cost	Estimated Fair Value	Weighted Average Yield
Securities available for sale:
U.S. government agencies and corporations
Due in one year or less	$8,111	$8,237	6.53%
Due after one year through five years	$2,992	3,056	6.68%

Total	$11,103	$11,293	6.57%

Securities held to maturity:
Obligations of state and political subdivisions
Due in one year or less	$1,359	$1,363	3.75%
Due after one year through five years	1,333	1,335	4.06%

Total	$2,692	$2,698	3.90%

Corporate bonds and other debt securities
Due after one year through five years	500	500	7.75%

Total	$3,192	$3,198	4.50%

Asset-backed securities available for sale	$930	$931	6.85%

Mortgage-backed and collateralized mortgage obligations available for sale	$96,205	$97,078	5.90%
Mortgage-backed and collateralized mortgage obligations held to maturity	292	304	7.82%

	$96,497	$97,382	5.90%

Sales of available for sale securities were as follows:

	2001	2000	1999

Debt and mortgage-backed securities:
Proceeds	$—	$—	$3,018
Gross gains	—	—	10
Gross losses	—	—	—
Equity Securities:
Proceeds	$4,356	$1,527	$6,293
Gross gains	2,341	1,008	4,177
Gross losses	1,149	—	50

At December 31, 2001, there were no holdings of securities of any one issuer, other than the U.S. government and its agencies and corporations, in an amount greater than 10% of shareholders’ equity.
Securities with a carrying value of approximately $108,679 and $110,400 as of December 31, 2001 and 2000, respectively, were pledged to secure public funds or other obligations.

Note 3 – Acquistion

On June 15, 2001, the Corporation acquired Rownd Financial Advisors Corp. by issuing from treasury stock 14,193 shares of stock. The shares issued were valued at approximately $251 on the date the transaction was consummated. Rownd Financial Advisors Corp. operated as a life insurance agency. Total assets prior to the merger were $61. The transaction was recorded as a purchase and, accordingly, the operating results of Rownd Financial Advisors Corp. have been included in the company’s consolidated financial statement since the date of acquisition. An additional $300 purchase premium in the form of cash could be paid within five years contingent on the earning results of the company.

Note 4 – Loans

Loans were comprised of the following at December 31:

	2001	2000
Commercial, financial and agricultural	$105,247	$112,263
Commercial real estate	138,767	121,677
Aircraft	141,781	138,696
Real estate	231,682	260,088
Consumer	261,326	239,291

Total loans	$878,803	$872,015

Impaired loans were as follows:

	2001	2000	1999
Loans with no allowance for loan losses allocated	$3,067	$1,343	$282
Loans with allowance for loan losses allocated	2,215	2,516	669
Amount of allowance allocated	1,624	909	665
Average of impaired loans year-to-date	4,055	3,093	759
Interest income recognized during impairment	403	210	67
Cash-basis interest income recognized year-to-date	410	206	67

Loans with carrying values of $1,193 and $69 were transferred to foreclosed assets in 2001 and 2000, respectively. There were no loans transferred to foreclosed assets in 1999.
Certain directors, executive officers and principal shareholders of UNB Corp. and its subsidiaries are loan customers of the subsidiary Bank. A summary of aggregate related party loan activity, for loans aggregating $60 or more to any one related party, is as follows for the year ended December 31:

2001
Balance, January 1,	$11,291
New loans	50
Repayments	(352)
Other Changes	(1,380)

Balance, December 31,	$9,609

Note 5 – Allowance for Loan Losses

Transactions in the allowance for loan losses for the years ended December 31, are summarized as follows:

	2001	2000	1999
Balance at January 1,	$12,760	$13,174	$11,172
Provision charged to expense	2,818	1,046	2,425
Loans charged off	(4,021)	(2,266)	(1,407)
Recoveries on loans previously charged off	1,277	806	984

Balance at end of year	$12,834	$12,760	$13,174

Note 6 – Premises and Equipment

The components of premises and equipment at December 31, were as follows:

	2001	2000
Land	$1,616	$1,616
Buildings	6,281	6,228
Furniture and fixtures	12,626	11,406
Leasehold improvements	2,102	2,860

Total premises and equipment	22,625	22,110
Accumulated depreciation and amortization	(11,788)	(11,084)

Premises and equipment, net	$10,837	$11,026

At December 31, 2001, the Corporation is obligated for the next five years for rental commitments under non-cancelable operating leases on the main and branch offices and equipment as follows:

2002	$928
2003	545
2004	426
2005	351
2006	260

Total	$2,510

Rental expense amounted to approximately $1,546, $1,987 and $1,997 in 2001, 2000 and 1999, respectively.

Note 7 – Interest Bearing Deposits

Total interest bearing deposits as presented on the consolidated balance sheets were comprised of the following classifications:

	December 31,
	2001	2000
Interest bearing demand	$89,539	$79,894
Savings	262,390	267,486
Time:
In denominations under $100,000	283,566	300,016
In denominations of $100,000 or more	73,865	71,894

Total interest bearing deposits	$709,360	$719,290

Time deposits in denominations under $100,000 included brokered deposits of $19,791 and $24,713 at year-end 2001 and 2000, respectively.

At year-end 2001, stated maturities of time deposits were as follows:

2002	$283,617
2003	47,407
2004	15,305
2005	2,188
2006	5,150
Thereafter	3,764

Total	$357,431

Related party deposits total $19,594 and $9,556 at year-end 2001 and 2000, respectively.

Interest expense on deposits is summarized below:

	Years ended December 31,
	2001	2000	1999
Interest bearing demand	$1,008	$1,136	$982
Savings	7,785	11,805	7,608
Time:
In denominations under $100,000	17,094	18,574	14,238
In denominations of $100,000 or more	4,613	3,910	3,006

Total interest on deposits	$30,500	$35,425	$25,834

Note 8 – Short-Term Borrowings

Federal funds purchased, securities sold under agreements to repurchase, and treasury tax and loan deposits are financing arrangements. Physical control is maintained for securities sold under repurchase agreements. Information concerning all short-term borrowings maturing in less than one year is summarized as follows, at December 31:

	2001	2000
Securities sold under repurchase agreements	$65,985	$66,828
Federal funds purchased	1,620	15,020
U.S. Treasury tax and loan notes	—	131

Total short-term borrowings	$67,605	$81,979

Weighted average interest rate at period end	3.4%	5.9%

Average amount outstanding during year	$73,493	$70,862

Approximate weighted average interest rate during the year	3.1%	5.5%

Maximum amount outstanding as of any month end	$78,483	$81,979

Note 9 – Other Borrowings

Other borrowings consist of Federal Home Loan Bank borrowings, two bank borrowing arrangements and a capital lease. The Bank has entered into various borrowing agreements with the Federal Home Loan Bank (FHLB) of Cincinnati. Pursuant to collateral agreements with the FHLB, advances are secured by stock invested in the FHLB and by qualifying first mortgage loans. Scheduled principal payments on amortizing advances are shown in the year they are due. At December 31, FHLB advances were comprised of the following:

Maturity	Interest Rate	2001	2000
2001	6.15%—7.32%	$—	$9,524
2002	5.95%—7.32%	31,159	31,159
2003	6.25%—7.32%	1,235	1,235
2004	5.35%—7.32%	10,660	660
2005	6.86%—7.32%	20,547	5,548
2006	4.98%—5.59%	25,000	—
2011	4.70%	10,000	—

Total		$98,601	$48,126

Based on the Bank’s investment in FHLB stock at December 31, 2001, the maximum dollar amount of FHLB advance borrowings available to the Bank is $178,232. Current borrowings with the FHLB are secured by a blanket pledge of one-to-four family mortgages held in the loan portfolio of $161,883 and FHLB stock with a value of $4,930.
The Corporation has maximum borrowing arrangements of $20 million with a national financial institution consisting of two lines of credit. The outstanding balance at December 31, 2001 was $16 million. United Banc Financial Services, Inc. (UBFS) arranged a $10 million line of credit to partially pay off its line of credit with United National Bank & Trust Co. and fund loan growth. The interest on each draw is variable and is priced off an index plus a spread. The loan agreement calls for quarterly interest payments and is secured by a first security agreement on UBFS receivables, the unconditional guarantee of UNB Corp., and an intercreditor agreement with United National Bank & Trust Co. At December 31, 2001, the outstanding balance was $9 million with an interest rate on each draw ranging from 2.91% to 4.90%. The debt matures in 2002. At December 31, 2000, the outstanding balance was $6 million with an interest rate on each draw ranging from 7.44% to 7.94%.
The Parent Company arranged an unsecured $10 million line of credit for liquidity purposes and to facilitate additional investments in subsidiaries. At December 31, 2001, the outstanding balance was $7,000 with an interest rate of 2.64%. The interest rate is priced off the Federal Funds Rate plus 0.85% per annum and is paid monthly. The debt matures in 2002. At December 31, 2000, the outstanding balance was $6,996 with an interest rate of 7.37%.
In 1997, the Bank entered into capital lease arrangements in order to finance the acquisition of its computer output to laser disk technology (COLD) which included computer hardware and related software in the amount of $252. The lease terms call for sixty monthly payments of $5 with the last payment due in March, 2002. The balances outstanding at December 31, 2001 and 2000 were $10 and $66, respectively. In 2001, the Bank entered into a capital lease arrangement in the amount of $209 in order to finance the purchase of telephone equipment. The lease terms call for sixty monthly payments of $4 with the last payment due in October 2006. The balance outstanding at December 31, 2001 was $207.

Note 10 – Retirement Plans

Pension Plan – The Corporation has a noncontributory defined benefit pension plan covering substantially all of its employees. In general, benefits are based on years of service and the employee’s compensation. The Corporation’s policy is to fund the plan sufficiently to meet the minimum funding requirement set forth in the Employee Retirement Income Security Act of 1974, plus such additional amounts as the Corporation may determine to be appropriate up to the maximum amount that can be deducted for federal tax purposes. Contributions are intended to provide not only for benefits attributed to service date but also for those expected to be earned in the future. For financial reporting purposes, pension expense is calculated using the projected unit cost method. Information about the pension plan was as follows:

	2001	2000
Change in benefit obligation
Beginning benefit obligation	$7,853	$7,088
Service cost	627	635
Interest cost	554	522
Actuarial (gain) loss	(167)	341
Benefits paid	(823)	(733)

Ending benefit obligation	8,044	7,853
Change in plan assets, at fair value:
Beginning plan assets	8,561	9,636
Actual return	(1,628)	(342)
Employer contributions	—	—
Benefits paid	(823)	(733)

Ending plan assets	6,110	8,561
Funded status	(1,934)	708
Unrecognized net actuarial (gain) loss	1,037	(1,080)
Unrecognized transition amount	—	—
Unrecognized prior service cost	58	64

Prepaid (accrual) benefit cost	$(839)	$(308)

The components of pension expense and the related actuarial assumptions were as follows:

	2001	2000	1999
Service cost	$627	$635	$539
Interest costs	554	522	472
Expected return on plan assets	(642)	(713)	(562)
Amortization of prior service cost	7	7	(8)
Recognized net actuarial (gain) loss	(15)	(106)	(1)

	$(531)	$(345)	$(440)

Discount rate on benefit obligation	7.50%	7.50%	7.50%
Long-term expected rate of return on plan assets	7.50%	7.50%	7.50%
Rate of compensation increase	5.00%	5.00%	5.00%

On January 17, 2002, the Corporation’s Board of Directors approved a resolution ceasing the accumulation of future benefits to plan participants effective February 28, 2002, and terminating the Company’s defined benefit pension plan. The settlement of vested plan benefits will occur upon receipt of a determination letter from the IRS approving the plan termination. Participants may choose a lump sum payment, the purchase of a nontransferable deferred annuity contract or a transfer to the 401(k) plan.
Profit Sharing Plan – The UNB Tax-Deferred Savings Plan covers all qualified employees. The annual plan expense is based upon discretionary matching of employees’ voluntary pre-tax contributions. The Corporation’s contributions are invested in UNB Corp. common stock, and become vested after three years of service. Employee voluntary contributions are fully vested at all times. Employee contributions are invested in a money market fund, a balanced stock or bond fund, or in UNB Corp. common stock based on employee investment elections. The expense related to this plan totaled $358, $355 and $373 in 2001, 2000 and 1999, respectively.
Postretirement Benefits Other Than Pensions – The Corporation sponsors a defined benefit postretirement medical plan. Employees who retire on or after completion of 10 years of service and attainment of age 55 are eligible to receive postretirement medical benefits. The retiree may also receive coverage for dependents. Prior to the attainment of age 65, coverage is provided under the Corporation’s group major medical insurance plan. At age 65, coverage is provided under a Medicare supplement plan.
The Corporation’s plan is contributory. Retirees under age 65 pay a lower premium than retirees who have attained age 65.
Information about the postretirement benefit plan was as follows:

	2001	2000
Change in benefit obligation:
Beginning benefit obligation	$634	$1,046
Interest cost	49	73
Service cost	47	63
Actuarial gain	(7)	(529)
Benefits paid	(30)	(19)

Ending benefit obligation	693	634
Change in plan assets, at fair value:
Beginning plan assets	—	—
Contributions	30	19
Benefits paid	(30)	(19)

Ending plan assets	—	—
Funded status	(693)	(634)
Unrecognized net actuarial (gain) loss	(772)	(855)
Unrecognized transition obligation	4	4

Accrued benefit cost	$(1,461)	$(1,485)

The components of postretirement benefit expense were as follows:

	2001	2000	1999
Interest costs	$49	$73	$66
Amortization of transition obligation	(70)	(23)	(28)
Service cost	47	63	51

	$26	$113	$89

Discount rate on benefit obligation	7.00%	7.00%	7.00%

Assumed health care costs trend rates may have a significant effect on the amounts reported for the health care plan. A one-percentage-point change in assumed health care cost trend rates would not have had a material effect at December 31, 2001.

Note 11 – Stock Option and Performance Unit Plan

In 1987, the shareholders approved a Stock Option and Performance Unit Plan reserving 764,040 shares of common stock, adjusted for stock dividends and splits, for the granting of options to executive officers and other senior management personnel. Options are not exercisable for at least four years from the date of grant and are not fully exercisable until six years from the date of grant. The duration of the exercise period is ten years. In 1997, the shareholders approved a Stock Option Plan reserving 1,000,000 shares of common stock, adjusted for stock dividends and splits, for the granting of options to directors and employees of the Corporation and its affiliates. Non-qualified stock options granted to directors are immediately exercisable. Stock options granted to employees of the Corporation and its affiliates are partially exercisable one year from the date of grant and become fully exercisable five years from grant date. The duration of the exercise period is ten years. As such options are exercised, shareholders’ equity will be credited with the proceeds.
SFAS No. 123 requires pro forma disclosures for companies that do not adopt its fair value accounting method for stock-based employee compensation. Accordingly, the following pro forma information presents net income and earnings per share had the Standard’s fair value method been used to measure compensation cost for stock option plans. Compensation cost actually recognized for stock options was $0 for 2001, 2000 and 1999.

1987 Plan	Stock Options and Performance Unit Plan Number of Shares
	Available for Grant	Exercised	Outstanding	Weighted-average exercise price	Range of Option Price per Share

Balance, January 1, 1999	—	332,084	430,832	$7.91	$3.89	$15.00
Forfeited	—	—	(2,000)	15.00	15.00	15.00
Exercised	—	132,030	(132,030)	6.10	3.89	11.00

Balance, December 31, 1999	—	464,114	296,802	8.68	4.20	15.00
Exercised	—	5,496	(5,496)	4.20	4.20	4.20
Balance, December 31, 2000	—	469,610	291,306	8.76	4.76	15.00

Forfeited	—	—	(6,400)	15.00	15.00	15.00
Exercised	—	18,896	(18,896)	7.18	4.76	11.00

Balance, December 31, 2001	—	488,506	266,010	8.72	6.00	15.00

1997 Plan	Number of Shares
	Available for Grant	Exercised	Outstanding	Weighted-average exercise price	Range of Option Price per Share

Balance, January 1, 1999	881,756	3,800	114,444	19.14	15.69	19.63
Granted	(122,163)	—	122,163	20.03	20.00	20.25
Forfeited	2,694	—	(2,694)	19.76	19.63	20.00

Balance, December 31, 1999	762,287	3,800	233,913	19.60	15.69	20.25
Granted	(195,822)	—	195,822	13.04	12.69	13.06
Forfeited	500	—	(500)	13.06	13.06	13.06

Balance, December 31, 2000	566,965	3,800	429,235	16.61	12.69	20.25
Granted	(258,884)	—	258,884	12.88	12.83	13.62
Forfeited	18,878	—	(18,878)	19.54	15.69	20.25
Exercised	—	17,739	(17,739)	13.32	12.69	15.69

Balance, December 31, 2001	326,959	21,539	651,502	15.13	12.69	20.25

	2001	2000	1999
Net income as reported	$15,330	$14,270	$14,055
Pro forma net income	15,126	14,103	13,931
Basic earnings per share as reported	$1.47	$1.36	$1.30
Pro forma basic earnings per share	1.45	1.34	1.28
Diluted earnings per share as reported	1.45	1.35	1.28
Pro forma diluted earnings per share	1.43	1.33	1.27

In future years, the pro forma effect of not applying this Standard is expected to increase as additional options are granted.
Options exerciseable at year-end are as follows:

	Number of options	Weighted-average exercise price
1999	244,646	$ 9.23
2000	365,548	11.43
2001	462,203	12.31

The weighted average remaining option life for outstanding options issued under the 1987 Stock Option Plan at year-end 2001 is 2.4 years. The weighted average remaining option life for outstanding options issued under the 1997 Stock Option Plan is 7.9 years at year-end 2001.
For options granted during 2001 and 2000, the weighted-average fair values at grant date are as follows:

Options granted at market price	2001	2000
1997 Plan
Nonqualified Stock Options–Immediate Vesting
Exercise price	$13.62	$12.69
Fair value	2.29	1.58
Nonqualified Stock Options–Delayed Vesting
Exercise price	$12.83	$13.06
Fair value	1.37	2.54

The fair value of options granted during 2001, 2000 and 1999 is estimated using the following information:

	2001	2000	1999
1997 Plan
Nonqualified Stock Options–Immediate Vesting
Risk free interest rate	4.51%	6.55%	5.40%
Expected life	3 years	3 years	3 years
Expected volatility of stock price	25.74%	14.46%	8.35%
Expected dividends	2.64%	2.13%	1.98%
Nonqualified Stock Options–Delayed Vesting
Risk free interest rate	4.92%	6.54%	4.96%
Expected life	6 years	6 years	6 years
Expected volatility of stock price	20.41%	12.74%	7.40%
Expected dividends	2.45%	2.37%	2.47%

Note 12 – Other Operating Expenses

Other operating expenses are summarized as follows:

	Years ended December 31,
	2001	2000	1999
FDIC deposit insurance	$152	$165	$242
Ohio franchise and other taxes	996	1,104	775
Stationery, supplies and postage	948	999	965
Marketing expense	806	1,132	1,006
Professional fees	1,853	1,307	1,164
Intangible amortization	738	904	997
Other expenses	4,864	3,273	3,421

Total other operating expenses	$10,357	$8,884	$8,570

Note 13 – Income Taxes

Income taxes consist of the following:

	Years ended December 31,
	2001	2000	1999)
Current tax expense	$8,113	$7,002	$8,597)
Deferred tax benefit	(165)	541	(1,065)

Total income taxes	$7,948	$7,543	$7,532

The sources of gross deferred tax assets and gross deferred tax liabilities are as follows at December 31:

	2001	2000	1999
Items giving rise to deferred Tax assets:
Allowance for loan losses in excess of tax reserve	$4,492	$4,466	$4,637
Postretirement benefits	585	583	561
OREO writedown	9	97	94
Deferred compensation	305	174	381
Intangible amortization	599	531	440
FAS 133 Valuation	150	—	—
Other	341	168	184
Items giving rise to deferred Tax liabilities:
Depreciation	(920)	(832)	(869)
Deferred loan fees and costs	(260)	(276)	(206)
Loan basis from acquisition	(102)	(134)	(160)
FHLB stock	(1,220)	(1,018)	(813)
Pension	—	(63)	(19)
Unrealized gain on securities available for sale	(298)	(595)	(518)
Other	(128)	(10)	(3)

Net deferred tax asset	$3,553	$3,091	$3,709

Based on prior taxes paid, the deferred tax asset is more likely than not to be realized.
The difference between the provision for income taxes and amounts computed by applying the statutory income tax rate of 35% for 2001, 2000 and 1999 to income before taxes is as follows:

	Years ended December 31,
	2001	2000	1999
Income taxes computed at the statutory tax rate on pretax income	$8,147	$7,635	$7,555
Add tax effect of:
Tax-exempt income	(115)	(95)	(42)
Other	(84)	3	19

Total income taxes	$7,948	$7,543	$7,532

Taxes attributable to securities gains approximated $417, $353 and $1,448 in 2001, 2000 and 1999, respectively.

Note 14 – Commitments and Contingencies

Reserve Requirements: The Corporation’s subsidiary Bank is required to maintain approximately $8,024 of cash on hand or on deposit with the Federal Reserve Bank to meet regulatory reserve requirements at December 31, 2001. These funds do not earn interest.
Financial Instruments with Off-Balance-Sheet Risk: The Corporation is a party to financial instruments in the normal course of business to meet the financial needs of its customers. The contract or notional amounts of these instruments are not included in the consolidated financial statements. The exposure to credit loss in the event of nonperformance by the other party to the financial instruments for commitments to make loans is represented by the contractual amounts of these instruments. The Corporation does not anticipate any material losses from these transactions. The contract or notional amounts of these instruments on December 31, were as follows:

	2001	2000
Fixed rate commitments to extend credit	$174,482	$145,298
Variable rate commitments to extend credit	69,292	104,058
Variable rate standby letters of credit and financial guarantees	24,103	12,966
Interest rate swap — notional amount	10,504	12,775

The amounts above represent contracts entered into by the Corporation, net of amounts participated to other financial institutions.
The Corporation uses the same credit policies in extending commitments and letters of credit and financial guarantees as it does for on-balance-sheet financial instruments. The Corporation controls its exposure to loss from these agreements through credit approval processes and monitoring procedures. Letters of credit and commitments to extend credit are generally issued for one year or less. The total commitment amounts do not necessarily represent future cash disbursements, as many of the commitments expire without being drawn upon. The Corporation may require collateral in extending commitments, which may include cash, accounts receivable, securities, and real or personal property.
Interest Rate Swap: On January 1, 2001, the corporation adopted SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” The Corporation entered into an agreement to receive variable interest payments in exchange for fixed interest payments (interest rate swap). The notional amount of the interest rate swap does not represent amounts exchanged by the parties. The amounts exchanged are determined by reference to the notional amounts and the other terms of the interest rate swap.
The following table summarizes the terms of the swap in effect at December 31,:

	2001	2000
Notional amount	$10.5 million	$12.8 million
Final expiration	June 18, 2003	June 18, 2003
Variable rate in effect December 31,	1.90%	6.55%
Fixed rate	5.86%	5.86%
Market Value, December 31,	$(428)	$(21)

Variable interest payments received are based on the three month LIBOR rate which is adjusted on a quarterly basis. In 2001 and 1999, expense from the swap agreement was approximately $160 and $62, respectively, all of which was included in interest income. The income from the swap agreement in 2000 was approximately $107.
Contingencies: The nature of the Corporation’s business results in a certain amount of litigation. Management, after reviewing with counsel all actions and proceedings pending against or involving UNB Corp. and its subsidiaries, considers the aggregate liability or loss, if any, resulting from them will not be material to the Corporation’s consolidated financial position or results of operations.

Note 15 – Dividend and Regulatory Capital Requirements

Dividends paid by the Bank are the primary source of funds available to the Corporation for payment of dividends to shareholders and for other working capital needs. The payment of dividends by the subsidiary Bank to the Corporation is subject to restrictions by regulatory authorities. These restrictions generally limit dividends to the current and prior two year’s retained earnings. At December 31, 2001, approximately $22,361 of the Bank’s retained earnings were available for dividends to the Corporation under these guidelines. In addition to these restrictions, as a practical matter, dividend payments cannot reduce regulatory capital levels below the Corporation’s regulatory capital requirements and minimum regulatory guidelines. These restrictions do not presently limit the Corporation from paying normal dividends.

The Corporation and Bank are subject to regulatory capital requirements administered by federal banking agencies. Capital adequacy guidelines and prompt corrective action regulations involve quantitative measures of assets, liabilities, and certain off-balance-sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators about components, risk weightings, and other factors, and the regulators can lower classifications in certain cases. Failure to meet various capital requirements can initiate regulatory action that could have a direct material effect on the consolidated financial statements.
The prompt corrective action regulations provide five classifications, including well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized, although these terms are not used to represent overall financial condition. If adequately capitalized, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion, and plans for capital restoration are required. The minimum requirements are:

	Capital to risk- weighted assets		Tier 1 capital to average assets
	Total	Tier 1
Well capitalized	10%	6%	5%
Adequately capitalized	8%	4%	4%
Undercapitalized	6%	3%	3%

At year-end, actual capital levels (in millions) and minimum required levels are:

	Actual		Minimum Required For Capital Adequacy Purposes		Minimum Required To Be Well Capitalized Under Prompt Corrective Action Regulations
	Amount	Ratio	Amount	Ratio	Amount	Ratio
2001
Total capital (to risk weighted assets)
Consolidated	$93.7	10.5%	$71.1	8.0%	$88.9	10.0%
Bank	$96.4	10.9%	$70.5	8.0%	$88.1	10.0%
Tier 1 capital (to risk weighted assets)
Consolidated	$82.6	9.3%	$35.6	4.0%	$53.3	6.0%
Bank	$78.3	8.9%	$35.2	4.0%	$52.9	6.0%
Tier 1 capital (to average assets)
Consolidated	$82.6	7.5%	$44.2	4.0%	$55.3	5.0%
Bank	$78.3	7.2%	$43.7	4.0%	$54.7	5.0%

2000
Total capital (to risk weighted assets)
Consolidated	$83.7	10.0%	$67.0	8.0%	$83.8	10.0%
Bank	$86.6	10.5%	$66.4	8.0%	$83.0	10.0%
Tier 1 capital (to risk weighted assets)
Consolidated	$72.4	8.6%	$33.5	4.0%	$50.3	6.0%
Bank	$69.2	8.4%	$33.2	4.0%	$49.8	6.0%
Tier 1 capital (to average assets)
Consolidated	$72.4	7.0%	$41.5	4.0%	$51.9	5.0%
Bank	$69.2	6.7%	$41.4	4.0%	$51.4	5.0%

Note 16 – Fair Value of Financial Instruments

The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:
Cash and short-term investments – For those short-term instruments, the carrying amount is a reasonable estimate of fair value.
Securities – For securities and mortgage-backed securities, fair values are based on quoted market prices or dealer quotes.
Loans – The fair value of loans is estimated by discounting future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities.
Deposit liabilities – The fair value of demand deposits, savings accounts, and certain money market deposits is the amount payable on demand at the reporting date. The fair value of fixed-maturity certificates of deposit is estimated by discounting future cash flows using the rates currently offered for deposits of similar remaining maturities.
Short-term borrowings, bank borrowings and FHLB advances – The fair value of borrowings is estimated by discounting future cash flows using the rates currently offered for other-borrowings with similar remaining maturities.
Off balance-sheet derivatives and balance sheet credit related items – The fair value of the interest rate swap reflects the amount the Corporation would receive or pay to terminate the swap at the reporting date based on a dealer quote. The fair value of committments to extended credit and standby letters of credit is not material.

Below are the estimated fair values of the Corporation’s financial instruments at December 31, 2001 and 2000, respectively:

	2001 Carrying Value	Estimated Fair Value	2000 Carrying Value	Estimated Fair Value
Financial assets:
Cash equivalents	$34,762	$34,762	$32,155	$32,155
Short-term investments	15,544	15,544	—	—
Securities and mortgage-backed securities	125,578	125,596	130,891	130,907
Loans, net	874,313	899,140	862,688	861,888
Accrued interest receivable	4,992	4,992	6,263	6,263
Financial liabilities:
Demand and savings deposits	(462,057)	(462,057)	(455,731)	(449,481)
Time deposits	(357,431)	(359,834)	(371,910)	(369,447)
Repurchase agreements	(65,985)	(65,967)	(66,828)	(66,809)
Other short-term borrowings	(1,620)	(1,620)	(15,151)	(15,151)
FHLB advances	(98,601)	(98,525)	(48,126)	(48,230)
Bank borrowings	(16,000)	(16,000)	(12,996)	(12,996)
Accrued interest payable	(3,075)	(3,075)	(3,250)	(3,250)
Off-balance-sheet derivatives and balance sheet credit-related items:
Interest rate swap	—	(428)	—	(21)

Note 17 – Parent Company

Condensed financial information of UNB Corp. (parent company only) follows:

CONDENSED BALANCE SHEETS
December 31, 2001 and 2000
(in thousands of dollars)	2001	2000

Assets
Cash and cash equivalents	$890	$392
Interest bearing deposits	59	—
Marketable equity securities	2,283	3,378
Investment in subsidiaries, at equity in underlying
value of net assets	82,137	72,400
Other assets	7,126	6,820

Total assets	$92,495	$82,990

Liabilities and shareholders’ equity
Other borrowings	$7,000	$6,996
Other liabilities	127	66

Total liabilities	7,127	7,062
Shareholders’ equity	85,368	75,928

Total liabilities and shareholders’ equity	$92,495	$82,990

CONDENSED STATEMENTS OF INCOME
For the three years ended December 31, 2001
(in thousands of dollars)	2001	2000	19990

Income
Cash dividends from subsidiary	$6,700	$5,560	$5,650
Interest on deposits	—	—	2
Dividends on marketable equity securities	31	106	114
Interest on securities and mortgage-backed securities	5	4	8
Income on subordinated debt	420	420	420
Securities gains	1,192	1,008	4,127
Miscellaneous income	—	7	10

Total income	8,348	7,105	10,331

Expenses
Other expenses	1,579	1,501	656

Total expenses	1,579	1,501	656

Income before federal income taxes and equity in undistributed net income of subsidiaries	6,769	5,604	9,675
Federal income tax expense	160	(10)	1,381

Income before equity in undistributed net income of subsidiaries	6,609	5,614	8,294
Equity in undistributed net income of subsidiaries	8,721	8,656	5,761

Net income	$15,330	$14,270	$14,055

CONDENSED STATEMENTS OF CASH FLOWS
For the three years ended December 31, 2001
(in thousands of dollars)	2001.	2000	1999

Cash flows from operating activities:
Net income	$15,330	$14,270	$14,055
Equity in undistributed net income of subsidiaries	(8,721)	(8,656)	(5,761)
Net securities gains	(1,192)	(1,008)	(4,127)
Other, net	(193)	(686)	(112)

Net cash from operating activities	5,610	3,920	4,055

Cash flows from investing activities:
Net (increase) / decrease in interest bearing deposits in subsidiary bank	(59)	—	45
Proceeds from sale and maturities of securities	4,356	1,527	6,293
Additional capitalization of United National Bank & Trust Co.	—	(200)	(4,000)
Purchase of premises and equipment, net	—	(68)	—
Purchase of securities	(4,073)	—	(419)

Net cash from investing activities	224	1,259	1,919

Cash flows from financing activities:
Cash dividends	(5,233)	(5,048)	(5,093)
Treasury stock purchased	(827)	(4,218)	(9,557)
Treasury stock sales	710	107	890
Proceeds from bank borrowing	4	3,000	4,000
Repayment on bank borrowing	—	(4)	—
Tax benefit from non-qualified stock options	10	—	—

Net cash from financing activities	(5,336)	(6,163)	(9,760)

Net change in cash and cash equivalents	498	(984)	(3,786)
Cash and cash equivalents at beginning of year	392	1,376	5,162

Cash and cash equivalents at end of year	$890	$392	$1,376

Non cash activities:
Purchase of subsidiary for stock	(255)	—	—

Note 18 – Other Comprehensive Income

Other comprehensive income components and related taxes for the years ended December 31, were as follows:

	2001	2000	1999
Unrealized holding gains on available for sale securities	$346	$1,228	$2,102
Less reclassification adjustment for gains later recognized in income	1,192	1,008	4,137

Net unrealized gains/(losses)	(846)	220	(2,035)
Tax effect	(296)	77	(712)

Other comprehensive income	$(550)	$143	$(1,323)

Note 19 – Pending Merger

On September 6, 2001, the Corporation signed a definitive merger agreement with BancFirst Ohio Corp. headquartered in Zanesville, Ohio in a merger of equals. The terms of the agreement call for BancFirst Ohio Corp. shareholders to receive, for each BancFirst Ohio Corp. share, 1.325 shares of UNB Corp. common stock. BancFirst Ohio Corp. shareholders will own approximately 52 percent of the combined company and UNB Corp. shareholders will own approximately 48 percent. The merger is being accounted for as a purchase with BancFirst Ohio Corp. being treated as the acquiring company.
BancFirst Ohio Corp. and UNB Corp. are being merged into one holding company, and will operate under the name Unizan Financial Corp. effective March 8, 2002.

Note 20 – Quarterly Financial Data (Unaudited)

The following is a consolidated summary of quarterly information:

	In thousands (except for per share data) Quarters Ended
	March 31	June 30	September 30	December 31
2001
Interest income	$20,760	$20,536	$20,247	$19,641
Net interest income	10,071	10,585	10,718	11,616
Provision for loan losses*	343	630	590	1,255
Net income	4,276	3,728	3,837	3,489
Earnings per common share:
Basic	0.41	0.36	0.34	0.36
Diluted	0.41	0.35	0.33	0.36
2000
Interest income	$18,911	$19,817	$20,653	$21,295
Net interest income	9,243	9,444	9,523	9,726
Provision for loan losses	115	255	128	548
Net income	3,695	3,741	3,607	3,227
Earnings per common share:
Basic	0.35	0.36	0.35	0.31
Diluted	0.34	0.35	0.34	0.31
1999
Interest income	$15,993	$16,415	$17,174	$18,188
Net interest income	8,844	9,064	9,185	9,237
Provision for loan losses	730	558	561	576
Net income	4,522	3,327	3,397	2,809
Earnings per common share:
Basic	0.41	0.31	0.32	0.26
Diluted	0.40	0.30	0.31	0.26

*	The increase in the Provision for loan losses in the fourth quarter was due to the charge-off of $1.5 million from two loans within the aircraft portfolio.

Report of Independent Auditors

Board of Directors and Shareholders
UNB Corp., Canton, Ohio

We have audited the accompanying consolidated balance sheets of UNB Corp. as of December 31, 2001 and 2000, and the related statements of income, changes in shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Corporation’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of UNB Corp. as of December 31, 2001 and 2000, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.

As disclosed in Note 14 to the consolidated financial statements on January 1, 2001 the Corporation changed its method of accounting for derivative instruments and gedging activities to comply with new guidance.

Crowe, Chizek and Company LLP
Cleveland, Ohio,
January 24, 2002

Report of Management

The management of UNB Corp. is responsible for preparing financial statements and for establishing and maintaining effective internal controls over financial reporting presented in conformity with accounting principles generally accepted in the United States of America and with the Federal Financial Institutions Examination Council instructions for Consolidated Reports of Condition and Income (call report instructions). The internal control system contains monitoring mechanisms, and actions are taken to correct deficiencies and safeguard assets.

The objective of an internal control structure is to provide reasonable, but not absolute, assurance as to the integrity and reliability of financial statements. There are inherent limitations in the effectiveness of any system of internal control, including the possibility of human error and the circumvention or overriding of controls; therefore, the effectiveness of an internal control system may vary over time.

Management assessed the Corporation’s internal controls over financial reporting presented in conformity with both generally accepted accounting principles and call report instructions as of December 31, 2001. This assessment was based on criteria for effective internal control over financial reporting described in Statement on Auditing Standards No. 78 “Internal Control in a Financial Statement Audit” issued by the Auditing Standards Board of the American Institute of Certified Public Accountants. Based on this assessment, management believes that as of December 31, 2001, UNB Corp. maintained effective internal controls over financial reporting presented in conformity with accounting principles generally accepted in the United States of America, and with call report instructions.

Management is also responsible for compliance with the federal and state laws and regulations concerning dividend restrictions and federal laws and regulations concerning loans to insiders designated by the FDIC as safety and soundness laws and regulations. Management has assessed its compliance with the designated laws and regulations relating to safety and soundness and, based on this assessment, believes that the Corporation has complied, in all significant respects, with the designated laws and regulations relating to safety and soundness for the year ended December 31, 2001.

Roger L. Mann Chairman of the Board, President and Chief Executive Officer, UNB Corp.	James J. Pennetti Executive Vice President, Chief Financial Officer, UNB Corp.

Part III

Item 10 – Directors and Executive Officers of the Registrant

Name	Age	Principal Occupation (Past Five Years)	Year of Initial Election	UNB Corp. Common Shares Owned Beneficially January 31, 2002(1)		Percent of Outstanding Class	Percent of Board and Committee Meetings Attended

Edgar W. Jones, Jr.	59	President, Hal Jones Construction Co.	1979	176,483	(2)	1.53%	77%
Roger L. DeVille	60	President, DeVille Developments	2000	60,543	(3)	0.52%	89%
Nan B. Johnston	69	Retired Director/Clerk- Treasurer, Stark County District Library	1998	4,572	(4)	0.04%	100%
E. Scott Robertson	39	President, Robertson Heating Supply Company	1998	12,991	(4)	0.11%	77%
E. Lang D’Atri	63	Attorney at Law, Zollinger, D’Atri, Gruber, Thomas &Co.	1978	75,104	(5)	0.65%	93%
Robert L. Mang	69	Retired President and Chief Executive Officer, UNB Corp.	1976	297,159	(6)	2.57%	69%
		Retired President and Chief Executive Officer, United National Bank & Trust Co.
Roger L. Mann	59	Chairman, President and Chief Executive Officer, UNB Corp. Chairman and Chief Executive Officer, United National Bank & Trust Co.	1997	272,958	(7)	2.36%	89%
Marc L. Schneider	42	President and Chief Operating Officer, Schneider Lumber Company	1998	36,238	(4)	0.31%	99%

Name	Age	Principal Occupation (Past Five Years)	Year of Initial Election	UNB Corp. Common Shares Owned Beneficially January 31, 2002(1)	Percent of Outstanding Class	Percent of Board and Committee Meetings Attended
George M. Smart	56	Formerly Chairman,	2000	7,456(3)	0.06%	87%
		and President, Phoenix
		Packaging Corporation
		President, Sonoco-Phoenix, Inc.
Louis V. Bockius III	66	Chairman, Bocko, Inc.	1997	82,728(8)	0.71%	58%
Russell W. Maier	65	Formerly Vice Chairman,	1997	37,359(9)	0.32%	80%
		Republic Technology International;
		Formerly Chairman and
		Chief Executive Officer,
		Republic Engineered Steels, Inc.
Jane M. Timken	35	Attorney at Law,	2000	2,362(3)	0.02%	86%
		Black McCuskey,
		Souers & Arbaugh

(1)
Included in the shares set forth in the table above are shares owned by the director, his/her spouse, minor children, and certain other family members, and shares over which the director has full, or shares, voting control and power of disposition. Percentages of outstanding shares are calculated using 10,460,540 shares outstanding plus 1,110,510 shares acquirable within sixty days through the exercise of stock options.

(2)
Includes 7,464 shares held in trust or by Hal Jones Construction Co. for which Mr. Jones retains voting power and 6,000 shares which Mr. Jones has the right to acquire within sixty days through the exercise of stock options.

(3)	Includes 2,000 shares which Messrs. Smart and DeVille and Mrs. Timken individually have the right to acquire within sixty days through the exercise of stock options.
(4)	Includes 4,400 shares which Messrs. Schneider, Robertson, and Mrs. Johnston individually have the right to acquire within sixty days through the exercise of stock options.
(5)	Includes 6,000 shares which Mr. D’Atri has the right to acquire within sixty days through the exercise of stock options.
(6)	Includes 142,472 shares which Mr. Mang has the right to acquire within sixty days through the exercise of stock options.
(7)	Includes 239,904 shares which Mr. Mann has the right to acquire within sixty days through the exercise of stock options.
(8)	Includes 3,000 shares which Mr. Bockius has the right to acquire within sixty days through the exercise of stock options.
(9)	Includes 5,400 shares which Mr. Maier has the right to acquire within sixty days through the exercise of stock options.

Executive Officers

Name	Age	Principal Occupation	UNB Corp. Common Shares Owned Beneficially January 31, 2002(1)	Percent of Outstanding Class
Leo E. Doyle	50	Executive Vice President United National Bank & Trust Co.	171,598(2)	1.48%
James J. Pennetti	51	Executive Vice President, Chief Financial Officer UNB Corp. Executive Vice President, Chief Financial Officer United National Bank & Trust Co.	199,343(3)	1.72%
Robert M. Sweeney	63	Secretary, UNB Corp. Executive Vice President, United National Bank & Trust Co.	120,991(4)	1.05%
Scott E. Dodds	39	Executive Vice President, United National Bank & Trust Co.	62,743(5)	0.54%

(1)
Included in the shares set forth in the table above are shares owned by the executive officer, his wife, minor children, and certain other family members, and shares over which the executive officer has full, or shares, voting control and power of disposition. Percentages of outstanding shares are calculated using 10,460,540 shares outstanding plus 1,110,510 shares acquirable within sixty days through the exercise of stock options.

(2)	Includes 109,650 shares which Mr. Doyle has the right to acquire within sixty days through the exercise of stock options.
(3)	Includes 149,170 shares which Mr.Pennetti has the right to acquire within sixty days through the exercise of stock options.
(4)	Includes 85,591 shares which Mr. Sweeney has the right to acquire within sixty days through the exercise of stock options.
(5)	Includes 59,869 shares which Mr. Dodds has the right to acquire within sixty days through the exercise of stock options.

The directors and executive officers as a group beneficially own or have the right to acquire within sixty days through the exercise of stock options, 1,620,628 shares of common stock which represents 14.0 percent of the outstanding shares.

Compliance with Section 16(A) of the Exchange Act

During the fiscal years ended December 31, 2001, 2000, and 1999, no director, officer, or other person required to file such reports failed to file reports required by Section 16(a) of the Exchange Act or failed to file such reports in a timely manner.

The Boards of Directors and Their Committees

In 2001, there were a total of sixteen regularly scheduled or special meetings of the Board of Directors of UNB Corp. (the Corporation). All UNB Corp. Board members served on the Board of Directors of the United National Bank & Trust Co. (the Bank), the Corporation’s wholly owned subsidiary. In 2001, there were a total of fifteen regularly scheduled or special meetings of the Board of Directors of the Bank.
Messrs. D’Atri, Bockius III, Smart, Mann, Maier and Schneider served on the Board of Directors of United Banc Financial Servcies, Inc., a wholly owned subsidiary of UNB Corp. This Board met three times in 2001. United Banc Financial Services, Inc. is a consumer finance company that originates personal loans.
Messrs. Schneider, D’Atri and Mann served on the Board of Directors of United Mortgage Corporation, a wholly owned subsidiary of UNB Corp. This Board did not meet in 2001. United Mortgage Corporation is an inactive mortgage company that originates home loans for sale to the Bank and other investors.
United Financial Advisors, Inc., is UNB Corp.’s financial planning and insurance subsidiary. The Board of Directors of this subsidiary consisted of Messrs. D’Atri, Bockius III, Maier, Mann, and Schneider. This Board met one time in 2001.
The Executive Committee of UNB Corp. consisted of Messrs. Bockius III, Maier, Schneider, Smart, Mann, and D’Atri. The Executive Committee of the Corporation is authorized to act in the absence of the Board of Directors in all Board related matters. The Committee met eleven times in 2001.
The Compensation and Pension Committee of UNB Corp. consisted of Messrs. Bockius III, D’Atri, Maier, Schneider, and Robertson. The function of the Compensation and Pension Committee is to review salaries and benefits of officers and employees. The Committee met eight times in 2001.
The Audit Committee of UNB Corp. consisted of Messrs. DeVille, Robertson, Smart, Mrs. Johnston, and Mrs. Timken. The functions of the Audit Committee are to review the results of the external audit performed by Crowe, Chizek and Company, to oversee the scope and results of the audit procedures performed by the internal audit staff, and to review the adequacy of the Corporation’s and the Bank’s systems of internal controls. The Committee met five times in 2001.
The United National Bank & Trust Co. has a Trust Committee, an Executive Committee and a Directors’ Loan Committee. The Executive Committee consisted of Messrs. Bockius III, Smart, Mann, D’Atri, Schneider, and Maier. The Executive Committee is authorized to act in the absence of the Board of Directors in all Board related matters. The Committee met eleven times in 2001.
The Trust Committee consisted of Messrs. D’Atri, Bockius III, Jones Jr., Mann, and Schneider. The Trust Committee oversees the Trust Department function. The Committee met eight times in 2001.
The Directors’ Loan Committee consisted of Messrs. D’Atri, Mann, Schneider, and Mrs. Timken. The Committee oversees the credit and lending functions of the Bank. The Committee met twenty-two times in 2001.
Each non-employee director of UNB Corp.’s and United National Bank & Trust Co.’s Board of Directors is paid an annual retainer of $6,000. Each is also paid a $3,000 annual retainer for each committee they serve on; committee chairs are paid an additional $1,500 retainer per chairmanship. Non-employee directors are paid $500 per board or committee meeting attended.

Item 11 – Executive Compensation

Compensation and Pension Committee Report February 2002

The Board of Directors of UNB Corp. (the Corporation) has established the Compensation and Pension Committee (the Committee) that is responsible for the review of policies related to employees and officers of UNB Corp. and its subsidiaries, including the executive officers listed in the table below. The members of the Committee are all independent directors.
The Committee determines annually the compensation to be paid to the Chief Executive Officer and the other executive officers. One of the Committee’s primary objectives is to link executive compensation to performance and to the achievement of the goals of UNB Corp. and its subsidiaries. Also, the Committee desires to align the executive officers’ interests with those of UNB Corp.’s shareholders by linking corporate performance and individual performance with executive compensation. The Committee believes that the executives’ compensation packages are competitive within the financial services industry.
The Compensation and Pension Committee’s Report to the Shareholders which follows was approved and adopted by the Committee on February 5, 2002, and approved by the Board of Directors on February 21, 2002.

UNB Corp. did not incur any salary expenses in 2001. UNB Corp. or its subsidiaries provided a pension plan, a profit sharing tax-deferred savings plan, an incentive compensation plan, a deferred compensation plan, and other benefits to its executive officers. Expenses associated with these plans or benefits are paid for by the subsidiaries.
The Compensation Plan for the executive officers listed in the Summary Compensation Table consisted of these components: a base salary; the UNB Corp. E.P.S. Operating Model Incentive Program; and the UNB Corp. 1997 Stock Option Plan. Also, the executive officers listed in the Summary Compensation Table are eligible for the UNB Tax Deferred Savings Plan and the UNB Corp. and Affiliates Deferred Compensation Plan. All executive officers of the Corporation are also executive officers of the United National Bank & Trust Co. (the Bank).
The base salary paid to the Chief Executive Officer is based on the achievement of performance objectives established and approved by the Board of Directors. The Chief Executive Officer’s performance objectives are related directly to the Corporation’s performance as measured by its earnings per share growth and its actual net income compared to a targeted net income figure as approved by the Board of Directors. Executive officers’ salaries are based on the achievement of specific functional, managerial, and individual objectives that are established each year by the Chief Executive Officer.
On December 10, 1997, UNB Corp.’s Compensation and Pension Committee adopted the UNB Corp. R.O.E. Operating Model Incentive Program. This Model, which is based on the achievement of financial goals, allows all UNB Corp. and subsidiaries’ employees an opportunity to earn an incentive over and above their base salaries. On February 22, 2001, the R.O.E. Operating Model Incentive Program was changed to an earnings per share model and its name was changed to the UNB Corp. E.P.S. Operating Model Incentive Program. The Model remained the same except that the performance measurement became earnings per share and increases in earnings per share rather than return on equity and increases in return on equity. The UNB Corp. E.P.S. Operating Model Incentive Program provides for a percentage of the Corporation’s income to be available for distribution to all eligible employees of the Corporation or its subsidiaries based on achieving a certain level of pre-tax income and earnings per share growth. The underlying principle of this Model is to reward employees for achieving specific performance objectives. Eligibility and allocation of incentive awards are determined by the Compensation and Pension Committee and approved by the Board of Directors. Incentive awards are paid in the first quarter of the year following the year in which the performance objectives were achieved. In the Summary Compensation Table, the bonus paid to the named executive officers was determined through the application of the UNB Corp. E.P.S. Operating Model Incentive Program.
The UNB Corp. 1997 Stock Option Plan (the Plan) was designed to benefit the Corporation and its Shareholders by enabling the Corporation and its subsidiaries to attract and retain a strong management group. It is a long-term incentive compensation plan designed to provide a competitive incentive program for the participants who remain with the Corporation or its subsidiaries on a long-term basis. In 2001, the performance measurement for UNB Corp. was changed from return on equity growth to earnings per share growth in order to reflect management’s primary financial goal, i.e. increased earnings per share. The grants are targeted based on the Corporation’s earnings per share performance and the optionees’ performance levels as determined during the annual management review process. Certain employees of the Corporation and its subsidiaries are eligible to participate in the Plan.
Effective October 1, 1984, the UNB Tax-Deferred Savings Plan (401-(k)) (the Plan) was established. Qualification of the Plan was received on May 22, 1987. All employees are eligible to participate in the Plan, subject to certain eligibility requirements established by the Plan. The Chief Executive Officer and the other executive officers are participants in the Plan on the same basis (subject to discrimination tests) as all other eligible employees. Participants are permitted to make voluntary contributions to their accounts in the Plan. Participants’ contributions are invested, by their choice, among nine investment options. The Corporation can, upon approval of the Board of Directors, make a matching contribution to the Plan. The matching contribution is invested in UNB Corp. common stock for the employees. All employees of UNB Corp., or its subsidiaries, as of December 31, 1989, are 100% vested in the Plan. All employees hired after December 31, 1989 must accumulate three years of service to achieve 100% vesting of the Corporation’s contributions.
The UNB Corp. and Affiliates Deferred Compensation Plan (the Plan) provides an opportunity for the participants to accumulate supplemental funds for retirement on a tax-deferred basis. The purpose of this Plan is to aid the Corporation and its subsidiaries in attracting and retaining senior officers of exceptional ability by providing such individuals with the benefits of deferring a portion of their compensation under such a Plan. There is no financial contribution to this Plan by either UNB Corp. or its subsidiaries. Mr. Mann, Chairman, President and Chief Executive Officer of the Corporation is currently participating in the Plan.
During 2001, the Compensation and Pension Committee recommended to the Board of Directors, and the Board subsequently approved, entering into Salary Continuation Agreements (the Agreements) with Messrs. Mann, Doyle, Pennetti and Dodds. The Agreements provide a supplemental retirement benefit for these executive officers at the normal retirement age of 65. The Agreements also provide for an early termination benefit and a disability benefit as defined in the Agreements. Benefits are also payable under the Agreements if an executive’s service with the Corporation terminates within three years after a change of control as defined in the Agreements. Upon the death of the named executive, there is a death benefit, as defined by the Agreements, payable to the executive’s named beneficiary or beneficiaries.
In conjunction with the Board’s approval of the Agreements, United National Bank & Trust Co. purchased single premium split dollar insurance policies on the four executives’ lives making a single premium payment in the aggregate of $4,985,000 for the four policies. The Bank expects to recover in full the premium paid by it from the Bank’s portion of the policies’ death benefits.
The Bank provides a group term life insurance benefit to its employees with the death benefit based on the employee’s projected monthly pension benefit with a cap of $460,000. A group term carve out plan “carves out” a select group of highly compensated executives from the group term plan. The life insurance coverage is then re-deployed into a single premium, no load split dollar insurance policy.
In 2001, after careful review, the Committee recommended to the Board, and the Board subsequently approved, that twenty-nine executives of the Bank be carved out of the existing group term insurance benefit plan and that they become part of a new plan utilizing bank owned life insurance to provide death benefits to these executives. Messrs. Mann, Doyle, Pennetti, Dodds and Sweeney were members of this group of executives.
Under this Group Term Carve Out Plan, the beneficiary or beneficiries of Messrs. Mann, Doyle, Pennetti, Dodds and Sweeney are entitled to the following death benefits:
(a)
Pre-Retirement Death Benefit. If the Participant was employed by the Bank at the time of death, the death benefit shall be the lesser of (i) or (ii): (i) the greater of (a) 100 times the Participant’s projected normal retirement age monthly pension benefit under the UNB Corp. Pension Plan or (b) two times the Participant’s current Base Annual Salary; or (ii) $1,000,000, in either case, less the participant’s $50,000 group term life insurance benefit under the Bank’s group term life insurance policy. If at any time after the adoption of the Group Term Carve Out Plan, the UNB Corp. Pension Plan is terminated or discontinued, the pre-retirement death benefit shall be the lesser of (i) or (ii): (i) two times the Participant’s current Base Annual Salary; or (ii) $1,000,000, in either case, less the participant’s $50,000 group term life insurance benefit under the Bank’s group term life insurance policy.

(b)	Post-Retirement Death Benefit. If the Participant was no longer employed by the Bank at the time of death but had terminated employment
•	due to Disability,
•	or on or after Early Retirement Age, or
•	within three years after a Change of Control,

the death benefit shall be the lesser of (i) one times the Participant’s Base Annual Salary at the time of termination of employment or (ii) $1,000,000.

In conjunction with the Board’s approval of the Group Term Carve Out Plan, the Bank purchased insurance policies on the lives of Messrs. Mann, Doyle, Pennetti, Dodds and Sweeney making a single premium payment aggregating $3,364,000 for all of these policies. The Bank expects to recover in full the premium paid by it from the Bank’s share of the policies’ death benefits.
As part of Mr. Mann’s overall compensation package, the Committee recommended to the Board of Directors, and the Board subsequently approved, providing an additional split dollar life insurance policy for Mr. Mann. Upon Mr. Mann’s death, his beneficiary or beneficiaries will receive a death benefit of one million dollars.
In conjunction with the Board’s approval of this benefit for Mr. Mann, the Board purchased a single premium split dollar insurance policy with a single premium payment of $1,015,000. The Bank expects to recover this premium in full from its portion of the policy’s death benefit.

Compensation and Pension Committee
Louis V. Bockius III, Chairman
E. Lang D’Atri
Russell W. Maier
E. Scott Robertson
Marc L. Schneider

Five-Year Shareholder Return Comparison

The Securities and Exchange Commission requires that UNB Corp. include in this filing a line graph presentation comparing cumulative, five-year shareholder returns on an indexed basis with a broad equity market index and either a nationally recognized industry standard or an index of peer companies selected by the Corporation.

Comparison of Five-Year Cumulative Returns Among UNB Corp.,
The S&P 500 Stock Index, and The Dow Jones Bank Index(1)

(1)	Assumes a reinvestment of dividends and a $100 initial investment on December 31, 1996, in UNB Corp., the S&P 500 Stock Index, and the Dow Jones Bank Index.
(2)	Based on quarterly dividends and quarterly closing stock prices.

Summary Compensation Table

					Long-Term Compensation

Annual Compensation					Awards		Payouts

						Securities
						Underlying
Name				Other	Restricted	Options/Stock	Long-Term	All
Principal				Annual	Stock	Appreciation	Incentive	Other
Position	Year	Salary	Bonus	Compensation	Awards	Rights	Plan Payouts	Compensation

Roger L. Mann,	2001	$293,893	$81,589	$-0-	-0-	73,461 options	$-0-	$6,800	(1)
Chairman, President and	2000	$234,633	$54,061	$-0-	-0-	45,570 options	$-0-	$6,800	(1)
Chief Executive Officer	1999	$201,133	$38,791	$-0-	-0-	28,058 options	$-0-	$6,400	(1)
UNB Corp.
Chairman and Chief Executive Officer

United National Bank
& Trust Co.
Leo E. Doyle,	2001	$167,833	$46,975	$-0-	-0-	24,687 options	$-0-	$6,800	(1)
Executive Vice President	2000	$152,010	$28,707	$-0-	-0-	18,719 options	$-0-	$6,800	(1)
United National Bank	1999	$134,684	$27,536	$-0-	-0-	11,688 options	$-0-	$6,400	(1)
& Trust Co.
James J. Pennetti	2001	$197,333	$48,965	$-0-	-0-	39,211 options	$-0-	$6,800	(1)
Executive Vice President,	2000	$148,403	$35,401	$-0-	-0-	18,015 options	$-0-	$5,856	(1)
Chief Financial Officer	1999	$129,694	$24,875	$-0-	-0-	11,248 options	$-0-	$5,856	(1)
UNB Corp. Executive Vice President,
Chief Financial Officer
United National Bank
& Trust Co.
Robert M. Sweeney,	2001	$121,333	$32,056	$-0-	-0-	15,468 options	$-0-	$5,666	(1)
Secretary, UNB Corp.	2000	$119,129	$30,322	$-0-	-0-	15,821 options	$-0-	$6,039	(1)
Executive Vice President,	1999	$114,138	$21,844	$-0-	-0-	9,878 options	$-0-	$5,792	(1)
United National Bank
& Trust Co.
Scott E. Dodds,	2001	$127,000	$33,025	$-0-	-0-	18,257 options	$-0-	$5,844	(1)
Executive Vice President,	2000	$112,120	$19,224	$-0-	-0-	13,558 options	$-0-	$5,238	(1)
United National Bank	1999	$98,100	$19,560	$-0-	-0-	7,399 options	$-0-	$4,876	(1)
& Trust Co.

(1)  The totals represent payments by the Bank under the UNB Tax-Deferred Savings Plan.
*Note: There were no stock appreciation rights granted in the fiscal years ending December 31, 2001, 2000, and 1999.

On April 20, 2001, the United National Bank & Trust Co. purchased insurance policies on the lives of twenty-nine officers as part of a Group Term Carve Out Plan. The Bank made a single premium payment of $14 million. Currently, a corporation can provide its employees with a group term life insurance policy death benefit of up to $50,000 on a tax-free basis. The cost of providing a death benefit in excess of $50,000 is currently taxed to the employee as ordinary income. The Group Term Carve Out Plan replaces the taxable portion of the group term life insurance plan with tax-free permanent life insurance. The officers covered by the group term carve-out split dollar insurance include Messrs. Mann, Pennetti, Dodds, Doyle and Sweeney. The single premium payment for the life insurance policies for these executive officers aggregated $3,364,000.
Under the Group Term Carve Out Plan, the beneficiary or beneficiaries of Messrs. Mann, Pennetti, Dodds, Doyle and Sweeney are entitled to the following death benefits:
(a)
Pre-Retirement Death Benefit. If the participant was employed by the Bank at the time of death, the death benefit shall be the lesser of (i) or (ii): (i) the greater of (a) 100 times the participant’s projected normal retirement age monthly pension benefit under the UNB Corp. Pension Plan or (b) two times the participant’s current base annual salary; or (ii) $1,000,000, in either case, less the participant’s $50,000 group term life insurance benefit under the Bank’s group term life insurance policy. If at any time after the adoption of the Group Term Carve Out Plan, the UNB Corp. Pension Plan is terminated or discontinued, the pre-retirement death benefit shall be the lesser of (i) or (ii): (i) two times the participant’s current base annual salary; or (ii) $1,000,000, in either case, less the participant’s $50,000 group term life insurance benefit under the Bank’s group term life insurance policy.

(b)	Post-Retirement Death Benefit. If the participant was no longer employed by the Bank at the time of death but had terminated employment
•	due to disability,
•	or on or after early retirement age, or
•	within three years after a change of control,

the death benefit shall be the lesser of (i) one times the participant’s base annual salary at the time of termination of employment or (ii) $1,000,000.

The Bank receives the remainder of the death benefits. The Bank expects to recover in full from the Bank’s portion of the policies’ death benefits the premium paid by the Bank. No benefits are payable under the plan to any officer whose employment terminates before the age of 55, unless termination is due to disability or unless termination followed within three years after a change in control. The term “change in control” has the same meaning in the Group Term Carve Out Plan as it has for purposes of the Change of Control Agreements, discussed herein. Benefits payable to the officers’ beneficiaries are payable in a lump sum at the officer’s death.
The death benefit payable to the executives will be paid directly by the insurance company to the named beneficiary. As such, the Bank has no benefit obligation to the participants in the Group Term Carve Out Plan, and no accruals (i.e., no expense recognition) are required under generally accepted accounting principles. That portion of the death benefit payable to the Bank, will be paid directly to the Bank by the insurance company. This Group Term Carve Out Plan was a replacement for the executives’ participation in the Bank’s group term life insurance program (except for the non-taxable $50,000 group term life insurance benefit). The Group Term Carve Out Plan provides comparable life insurance coverage to what the executives had under the Bank’s group term life insurance program for all employees, while reducing the annual expense of group term life insurance.
As part of Mr. Mann’s overall compensation package, the Bank purchased an additional split dollar life insurance policy for him. Upon Mr. Mann’s death, his beneficiary or beneficiaries will receive a death benefit of $1,000,000 dollars. The Bank has purchased a single premium split dollar insurance policy with a single premium payment of $1,015,000. The Bank expects to recover this premium in full from its portion of the policy’s death benefit.

1987 Stock Option and Performance Unit Plan

Pursuant to the 1987 Stock Option and Performance Unit Plan (the “Stock Option Plan”), which was approved by the Shareholders at the 1987 Annual Meeting, there are outstanding Options to purchase an aggregate of 266,010 shares of common stock of UNB Corp. at a price equal to 100% of the fair market value of the common stock on the respective dates on which the Options were granted. The outstanding Options expire ten years from the date of grant.
Mr. Mang has 136,472 Options to purchase shares of common stock under the Stock Option Plan.

The Compensation and Pension Committee of the Board of Directors has exclusive power to determine which employees participate in the Stock Option Plan and the type and amount of awards to be made under the Stock Option Plan. Options granted under the Stock Option Plan qualify as Incentive Stock Options as determined under the Internal Revenue Code. No awards may be made under the Stock Option Plan after February 11, 1997.
Once awarded, each Option cannot be exercised sooner than three years from the date of grant nor later than ten years from the date of grant. An Option may be exercised only while an Optionee is an employee of the Corporation (or a subsidiary) or within ninety days after termination of employment for any reason other than death or total disability, but only to the extent that it was exercisable at the date of termination. If the Optionee is terminated by reason of total disability, his Options may be exercised in full or in part, to the extent not previously exercised, within one year following termination of employment (but no later than the expiration date of such Options). If the Optionee shall cease to be employed by the Corporation by reason of normal retirement (as defined in the Corporation’s Pension Plan), the Options shall terminate and may no longer be exercised, except that within the period of ninety days following such retirement, but not later than the expiration date of the Options, the Options may be exercised in full or in part to the extent not previously exercised. If an Optionee’s employment is terminated by death or if he dies within ninety days after cessation of employment, a person entitled by will or by the laws of descent and distribution to exercise the Options may exercise the Options in full or in part at any time prior to the expiration date of the Options to the extent not previously exercised.
Once an Option is awarded, the Optionee, after the third consecutive year of employment following the grant, may exercise the Option and purchase up to 25% of the total number of shares allowed by the Option. After the fourth consecutive year of employment following the grant, the Optionee may exercise the Option and purchase up to 50% of the total number of shares allowed by the Option. The Option shall be fully exercisable and the Optionee may exercise the Option and purchase 100% of the total number of shares allowed by the Option after the fifth consecutive year of employment following the grant.
Payment for shares upon exercise of an Option under the Stock Option Plan may be made in cash or by delivery of previously issued shares of common stock of the Corporation having a fair market value equal to the exercise price, or a combination of cash and shares. There is reserved for issuance upon exercise of stock options granted under the Stock Option Plan a total of 266,010 common shares of the Corporation.

UNB Corp. 1997 Stock Option Plan

Pursuant to the UNB Corp. 1997 Stock Option Plan (the “Plan”), which was approved by the Shareholders at the 1997 Annual Meeting, there are outstanding Options to purchase an aggregate of 651,502 shares of common stock of UNB Corp. at a price equal to 100% of the fair market value of the common stock on the respective dates on which the Options were granted. The outstanding Options expire ten years from the date of grant.
Messrs. Mang, D’Atri, and Jones, Jr., each have 6,000 Options to purchase shares of common stock under the Plan. Mr. Maier, has 5,400 Options to purchase shares of common stock under the Plan. Messrs. Robertson, Schneider, and Mrs. Johnston each have 4,400 Options to purchase shares of common stock under the Plan. Mr. Bockius III has 3,000 Options to purchase shares of common stock under the Plan, and Mr. Mann has 239,904 Options to purchase shares of common stock under the Plan. Messrs. Smart, DeVille, and Mrs. Timken each have 2,000 options to purchase shares of common stock under the Plan.
There is reserved for issuance upon exercise of stock options granted under the Plan a total of 978,461 common shares of the Corporation.
Under the Plan, certain key employees and directors (“Optionees”) of the Corporation or the Bank are eligible to receive Options to purchase a certain number of the shares of the Corporation’s common stock subject to certain conditions. The purpose of the Plan is to advance the interests of the Corporation and the Bank by giving key employees and directors of the Corporation or the Bank additional incentive to promote the success of the Corporation and to remain in the Corporation’s or the Bank’s service. It is believed this can be accomplished by providing such persons the opportunity to acquire additional equity interest in the Corporation, therefore further aligning their interests with those of the other Shareholders. In addition, the Plan enables the Corporation to offer an attractive incentive compensation program to key employees of prospective acquisition candidates. The Corporation believes that this is an important factor in promoting its long-term growth.
Under the Plan, officers and other executive, supervisory, and management employees of the Corporation or the Bank, who, in the sole discretion of a committee comprised of non-employee directors appointed by the Board of Directors, have substantial responsibility for the direction and management of the Corporation or the Bank and/or are in a position to contribute materially to the Corporation’s continued growth, development, and long-term success may, from time to time, be granted Options to purchase a given number of shares of the Corporation’s stock, subject to certain terms and conditions.

The Plan contemplates the award of both Incentive Stock Options (ISO’s) under the Internal Revenue Code of 1986, as amended, as well as Nonqualified Stock Options (NQSO’s). The classification of an Option as an ISO provides certain tax benefits to the Optionee, most notably a deferral of taxation from the date of exercise (when NQSO’s would ordinarily be taxable) to the date of the sale of the underlying shares acquired by the exercise of such Option. When exercised, the holder of an ISO recognizes no taxable income, and the Corporation can claim no deduction. NQSO’s are Options that do not receive special tax treatment under the Internal Revenue Code. When exercised, the holder of an NQSO recognizes taxable income on the difference between the price paid for the Option shares pursuant to the Option and the fair market value of the shares purchased pursuant to the Option on the date of the exercise.
The Plan provides for specific grants of Options to the Corporation’s directors, directors of subsidiaries of the Corporation, directors of subsidiaries of the Bank, and the Corporation’s Chief Executive Officer. At the initiation of the Plan, each non-employee director of the Corporation and the Corporation’s Chief Executive Officer received Options for 2,000 shares. Each person who was a director of any subsidiary of the Corporation, or any subsidiary of the Bank and was not a director of the Corporation, received Options for 1,400 shares. In years subsequent to the initiation of the Plan, new directors meeting the definitions above shall be awarded Options for 2,000 shares and 1,400 shares, respectively, upon becoming a director, and returning directors shall receive Options for 1,000 shares and 700 shares, respectively.
A committee comprised of non-employee directors of the Board of Directors of the Corporation has full authority and sole discretion with respect to the administration of the Plan. In this regard, a committee comprised of non-employee directors has sole discretion, subject to the specific grants contained and terms set forth in the Plan, as to: (a) the persons to whom Options will be granted, when such Options will be granted, and the number of shares and terms with respect to such Options; (b) prescribe rules and regulations for administering the Plan; and (c) decide any question arising as to the interpretations or applications of any provisions under the Plan. All Options granted under the Plan shall be required to be exercised within ten years of the date of the grant of the Options.
Under the Plan, a committee comprised of non-employee directors may grant Options on up to 1,000,000 shares, which are available to be optioned under the Plan. The price to be paid under the Plan shall be the Fair Market Value per share of the Corporation’s common stock on the date the Option is granted. No Option shall be exercisable after the expiration of ten years after the date of the grant of such Options. ISO’s granted to a person who owns greater than ten percent of the common stock of the Corporation must be granted at a price equal to 110% of the Fair Market Value per share of the Corporation’s common stock on the date the Option is granted and must be exercised within five years of the date of such grant. No person presently owns ten percent of the Corporation’s common stock. In addition, the Plan contains a limitation which provides that the aggregate Fair Market Value, as determined at the time of the grant of such Options, for which ISO’s are exercisable for the first time under the terms of the Plan, by the employee during any calendar year, cannot exceed $100,000.
Except in certain limited circumstances as set forth in the Plan, Optionees of ISO’s must be employees of the Corporation or the Bank at the time of the exercise of any Options, and all Options not exercised at the time that any such Optionee ceases to be an employee of the Corporation or the Bank shall be cancelled and the shares subject to such Options shall be made available to be optioned under the Plan again.
Further, any person eligible for participation in the Plan, notwithstanding such status, shall not acquire any rights, as a result of such eligibility, to retain their employee status with the Corporation or the Bank for any specific periods of time.
All persons, to whom Options are granted under the Plan shall be given written notice of such grants and shall be required to execute a separate Stock Option Agreement with the Corporation before such Options, will take effect. In order to exercise the Options, the Optionee shall be required to provide a written notice of intent to exercise to the Corporation accompanied by full payment for the shares being acquired as provided under the Plan. No Optionee shall acquire any shareholder rights with respect to the shares purchased pursuant to the exercise of such Options until the Corporation has issued a certificate or certificates evidencing those shares to the exercising Optionee.
The Plan also provides for the award of Stock Appreciation Rights (SAR’s) in tandem with an Option to purchase shares of the Corporation under the Plan. A SAR provides the Optionee with a cash benefit equal to the excess of the Fair Market Value for a share of the Corporation’s common stock on the exercise date over the Fair Market Value for a share of stock on the date that the SAR was granted. The total appreciation available to an Optionee from any exercise of a SAR is equal to the number of SAR’s being exercised times the amount of appreciation per SAR. An Optionee may exercise a SAR only in conjunction with the exercise of the Option to which the SAR is attached, and it may be exercised only at such times and by such persons as may exercise Options under the Plan. There are no Stock Appreciation Rights outstanding under the Plan.

Options/Stock Appreciation Rights Granted In 2001

Individual Grants					Potential Realizable Value at Assumed Annual Rates of Stock Price Appreciation for Option Term

Name	Number of Securities Underlying Options/Stock Appreciation Rights Granted(#)*	% of Total Options/Stock Appreciation Rights Granted to Employees in 2001	Exercise Price	Expiration Date	5%	10%

Roger L. Mann,	73,461 options	30.1%	12.83/share	January 2, 2011	$592,830	$502,277
Chairman, President and Chief Executive OfficerUNB Corp. and Chairmanand Chief Executive Officer United National Bank & Trust Co.

Leo E. Doyle,	24,687 options	10.1%	12.83/share	January 2, 2011	$199,244	$504,849
Executive Vice President United National Bank & Trust Co.

James J. Pennetti	39,211 options	16.1%	12.83/share	January 2, 2011	$316,433	$801,865
Executive Vice President, Chief Financial Officer UNB Corp. Executive Vice President, Chief Financial Officer United National Bank & Trust Co

Robert M.Sweeney,	15,468 options	6.3%	12.83/share	January 2, 2011	$124,827	$316,321
Secretary, UNB Corp Executive Vice President United National Bank & Trust Co

Scott E. Dodds,	18,257 options	7.5%	12.83/share	January 2, 2011	$147,334	$373,356
Executive Vice President, United National Bank & Trust Co.

*Note:	There were no stock appreciation rights granted in the fiscal year ending December 31, 2001.

Aggregated Options/Stock Appreciation Rights Exercised in 2001 and Fiscal Year-End 2001
Options/Stock Appreciation Rights Values

			Number of Securities Underlying Unexercised Options/Stock Appreciation Rights at Fiscal Year-End 2001(#)*		Number of Securities Underlying In-The-Money Options/Stock Appreciation Rights at Fiscal Year-End 2001*
Name	Shares Acquired on Exercise(#)	Value Realized	Exercisable/Unexercisable		Exercisable/Unexercisable

Roger L. Mann, Chairman, President and Chief Executive Officer UNB Corp. and Chairman and Chief Executive Officer United National Bank & Trust Co.	-0-	$-0-	37,843	138,422	$50,036	$620,340

Leo E. Doyle, Executive Vice President United National Bank & Trust Co.	-0-	$-0-	37,175	58,057	$162,891	$245,788

James J. Pennetti Executive Vice President, Chief Financial Officer UNB Corp. Executive Vice President, Chief Financial Officer United National Bank & Trust Co.	13,396	$157,905	57,677	71,351	$386,766	$325,064

Robert M. Sweeney, Secretary, UNB Corp. Executive Vice President, United National Bank & Trust Co.	-0-	$-0-	71,879	5,800	$304,458	$20,590

Scott E. Dodds, Executive Vice President, United National Bank & Trust Co.	-0-	$-0-	10,314	35,970	$31,229	$168,235

*	Note: There were no stock appreciation rights exercised in 2001 nor were there any stock appreciation rights outstanding at fiscal year-end 2001.

Pension Plan

Executive Officers of UNB Corp. and the United National Bank & Trust Co. are participants in the UNB Corp. Pension Plan (the “Plan”) which is a Defined Benefit Plan for all eligible full-time employees as defined by the Plan.
The following table sets forth retirement benefits at various levels of compensation and years of service based upon retirement at age 65. For this table, benefits are based on 2001 Plan year provisions using a male born in 1936.

Pension Plan Table

Remuneration	Years of Service

	15	20	25	30	35

$125,000	$38,559	$51,412	$64,266	$64,266	$64,266

$150,000	$46,997	$62,662	$78,328	$78,328	$78,328

$175,000	$53,747	$71,662	$89,578	$89,578	$89,578

$200,000	$53,747	$71,662	$89,578	$89,578	$89,578

$225,000	$53,747	$71,662	$89,578	$89,578	$89,578

$250,000	$53,747	$71,662	$89,578	$89,578	$89,578

$300,000	$53,747	$71,662	$89,578	$89,578	$89,578

$400,000	$53,747	$71,662	$89,578	$89,578	$89,578

$450,000	$53,747	$71,662	$89,578	$89,578	$89,578

$500,000	$53,747	$71,662	$89,578	$89,578	$89,578

*	Note: Benefits listed do not include social security benefits. The maximum annual salary allowable for 2001 is $170,000 for a defined benefit plan.

A participant’s remuneration covered by the Plan is his or her annual compensation as defined by the Plan averaged over the three highest consecutive compensation periods as defined in the Plan. For the named executives as of the end of the last calendar year, the covered compensation is Mann, $180,000; Doyle, $178,934; Pennetti, $178,203; Sweeney, $150,099; and Dodds, $132,991. The estimated years of service for each named executive is as follows: Mann, five years; Doyle, twenty-five years; Pennetti, twenty-nine years; Sweeney, thirty-two years; and Dodds, nine years. Benefits are computed as a straight-life annuity payable at age 65.

Salary Continuation Agreements and Bank Owned Life Insurance

On April 19, 2001, United National Bank & Trust Co.’s Board of Directors authorized the Bank to enter into Salary Continuation Agreements (the Agreements) with Messrs. Mann, Doyle, Pennetti, and Dodds. The Salary Continuation Agreements are intended to provide these executive officers with an annual benefit for 15 years of approximately 75% of their estimated final compensation at the normal retirement age of 65 (in the case of Mr. Mann, 64) taking into account anticipated benefits payable to the retired executive under the Corporation’s Defined Benefit Plan, 401(k) Plan and Social Security benefits. The Agreements provide for reduced benefits in the case of early retirement (defined as the earlier of the executive’s fifty-fifth birthday or the date on which the executive has at least thirty years of service) and provide for reduced benefits in the case of termination of employment because of disability before the normal retirement age. In either case, benefits are not paid to the executive until the executive officer reaches normal retirement age.
Benefits are fixed under the Agreements, regardless of whether the executive’s actual final compensation equals the final compensation estimates established when the Agreements were entered into. Upon the third anniversary of the execution of the Agreements, and continuing on each subsequent third year anniversary, the Board of Directors will automatically review the Agreements for reasonableness of benefits with the intent that the executives’ targeted benefit shall be 75% of compensation less company provided individual benefits which shall include, but are not limited to, the Corporation’s 401(k) match, the Defined Benefit Plan and the employer’s portion of Social Security benefits.
Benefits are also payable under the Agreements if an executive’s service with the United National Bank & Trust Co. terminates within three years after a Change of Control, as defined in the executive’s Change of Control Agreement and in the Salary Continuation Agreements except, for certain causes of termination as defined in the Agreements.
On April 20, 2001, the Bank purchased insurance policies on the four executives’ lives, making a single premium payment in the aggregate of $4,985,000 for the four policies. The Bank expects to recover in full the premium paid by it from the Bank’s portion of the policies’ death benefits. If the executive dies before the normal retirement age, but in active service to the Bank, his beneficiary (or beneficiaries) will receive a life insurance death benefit in a fixed amount and the Bank will receive the remainder of the death benefit proceeds. If the executive dies after retirement, his beneficiary (or beneficiaries) will receive any payments to which the executive would have been entitled under the Agreements, but no death benefit. The Bank purchased the policies as a source of funds for the Agreements’ obligations arising out of the executives’ deaths before retirement, as well as an investment to fund the Bank’s post-retirement payment obligation to the executives. Although the Bank anticipates the life insurance policies to serve as a source of funds for death benefits payable under the Agreements, the executives’ contractual entitlements under the Agreements are not funded. These contractual entitlements remain contractual liabilities of the United Bank & Trust Co., payable after the executives’ termination of employment.
The following table shows benefits payable to the named executive officer under his Salary Continuation Agreement, as well as the death benefit payable under his life insurance policy.

Salary Continuation Agreement Benefits

Named Executive Officer	Annual Benefit Retirement on or after normal retirement age(1)	Annual Benefit Early Retirement payable at normal retirement age(2)	Annual Benefit Early Retirement at first eligibility payable at normal retirement age(3)	Annual Benefit Disability payable at normal retirement age(4)	Change in control benefits payable in a lump sum(5)		Life insurance death benefit
Roger L. Mann	$159,400	$37,863	$37,863	$37,863	$1,441,874		$1,441,874
James J. Pennetti	$72,100	$-0-	$15,484	$8,031	$652,190		$652,190
Leo E. Doyle	$73,900	$-0-	$39,503	$7,873	$668,473		$668,473
Scott E. Dodds	$114,700	$-0-	$96,108	$9,623	$311,080	(6)	$1,037,534

(1)	Mr. Mann’s normal retirement age under his Salary Continuation Agreement is age 64. The normal retirement age for Messrs. Pennetti, Doyle and Dodds is 65 under their Salary Continuation Agreements.
(2)
This benefit is based on early retirement occurring in April 2002. For each year of service after reaching early retirement age, the early retirement benefit increases in amount until normal retirement age. The benefit is based on the present value of the current payment stream of the vested accrual balance using a standard discount rate of 7.50%. Mr. Mann was eligible for early retirement and was 100% vested for the early retirement benefit upon the effective date of his Salary Continuation Agreement. Mr. Pennetti will reach early retirement age on May 22, 2002, and will become 100% vested in the early retirement benefit at that time. Mr. Doyle will reach early retirement age on June 29, 2006 and will become 100% vested in the early retirement benefit at that time. Mr. Dodds will reach early retirement age on July 20, 2017 and will become 100% vested in the early retirement benefit at that time.

(3)
The benefit is based on the present value of the current payment stream of the vested accrual balance using a standard discount rate of 7.50%. Mr. Mann’s benefit is based on early retirement after April 2002. Mr. Pennetti’s benefit is based on early retirement after April 2003. Mr. Doyle’s benefit is based on early retirement after April 2007. Mr. Dodds’s benefit is based on early retirement after April 2018.

(4)	The amount shown is for a disability occurring in 2002. The benefit is based on the present value of the current payment stream of the vested accrual balance using a standard discount rate of 7.50%.
(5)
The change in control benefit is determined by vesting the executive’s normal retirement age accrual balance without reduction for the time value of money or other discount (except in the case of Mr. Dodds). The Salary Continuation Agreements also provide for an additional tax gross-up payment if the total payments and benefits due to an executive as the result of a change in control exceeds the limits under Section 280g of the Internal Revenue Code. The gross-up feature is discussed more fully under the Change of Control Agreements section. The lump sum change of control benefit is payable within three days after termination of employment of the executive, provided that the termination occurs within three years after a change of control.

(6)
Mr. Dodds’ change of control benefit is the lump sum value of his normal retirement age accrual balance ($1,037,534) discounted to the plan year ending immediately before the date on which the termination of employment occurs. This amount is based on termination of employment as of April 2002 and uses a discount rate of 4.78% for illustrative purposes only; the actual discount rate will be determined at change of control pursuant to Mr. Dodds’ Salary Continuation Agreement.

Change of Control Agreements

On May 8, 2001, UNB Corp and the United National Bank & Trust Company entered into Change of Control Agreements (the “Agreements”) with the executive officers identified in the Summary Compensation Table (Messrs. Mann, Doyle, Pennetti, Sweeney, and Dodds). The Agreements were recommended to the Board of Directors by the Compensation and Pension Committee and were approved by the Board of Directors on April 19, 2001.
The Board of Directors approved and adopted these Agreements in order to help assure the objectivity of these executive officers in evaluating a potential change of control and in advising the Board of Directors whether or not a potential change of control would be in the best interests of UNB Corp. and its shareholders. Further, these Agreements will help to assure the present and future continuity of executive management and will be an inducement for these officers to remain in the employment of the Corporation and the Bank should a change of control occur.
The initial terms of the Agreements are for a period of three years commencing on May 8, 2001. On the first anniversary of the May 8, 2001 effective date, and on each anniversary thereafter, the Agreements shall be extended automatically for one additional year, provided the Board of Directors has not given notice to the executives in writing at least 90 days prior to such anniversary that the terms of the Agreements shall not be extended further. If the Board decides not to extend the terms of the Agreements, the Agreements shall nevertheless remain in force until the terms expire. The Agreements will terminate when the executive reaches age 65.

The Agreements becomes effective only upon a change of control as defined in the Agreements. A Change of Control means that any of the following events occur.
•
Merger: the Corporation merges into or consolidates with another corporation, or merges another corporation into the Corporation, and as a result less than a majority of the combined voting power of the resulting corporation immediately after the merger or consolidation is held by persons who were the holders of the Corporation’s voting securities immediately before the merger or consolidation. For purposes of the Agreements, the term person means an individual, corporation, partnership, trust, association, joint venture, pool, syndicate, sole proprietorship, unincorporated organization or other entity;

•
Acquisition of Significant Share Ownership: a report on Schedule 13D or Schedule TO (or any successor schedule, form or report) is filed or is required to be filed under Sections 13(d) or 14 (d) of the Securities Exchange Act of 1934, if the schedule discloses that the filing person or persons acting in concert has or have become the beneficial owners of 15% or more of a class of the Corporation’s voting securities (but this clause shall not apply to beneficial ownership of voting shares of the Corporation held by a Subsidiary (defined as an entity in which the Corporation directly or indirectly beneficially owns 50% or more of the outstanding voting securities) of the Corporation in a fiduciary capacity);

•
Change in Board Composition: during any period of two consecutive years, individuals who constitute the Board of Directors of the Corporation at the beginning of the two-year period cease for any reason to constitute at least a majority thereof; provided, however, that, for purposes of this clause, each director who is first elected by the Board (or first nominated by the Board for election by shareholders) by a vote of at least two-thirds ( 2/3) of the directors who were directors at the beginning of the period shall be deemed to have been a director at the beginning of the two-year period;

•
Sale of Assets: the Corporation sells to a third party substantially all of the Corporation’s assets. For purposes of the Agreements, sale of substantially all of the Corporation’s assets includes sale of the Bank.

If, prior to a Change of Control, an executive’s employment with the Corporation or the Bank is terminated by death, disability, resignation, or dismissal for any reason, his Agreement will terminate.
If a Change of Control occurs during the term of an Agreement and if either of the following occurs, the executive shall be entitled to severance and termination benefits as specified in his Agreement.
•	The executive’s employment with the Corporation or the Bank is involuntarily terminated within three years after a change of control except for termination for cause as defined in the Agreements.
•	The executive terminates employment with the Corporation or the Bank for good reason, as defined in the Agreements, within three years after a change of control.
•
The executive terminates employment with the Corporation or the Bank for any reason or for no reason during the 90-day period immediately after the six-month anniversary of the first occurrence of a change in control.

The Agreements provide that in the event of the termination of an executive’s employment as described above, the executive shall be entitled to receive a lump sum cash payment equal to three times the executive’s annual compensation. Annual compensation is defined as the executive’s then current annual base salary plus the average of the executive’s bonuses or incentive compensation earned for the three calendar years immediately proceeding the year in which the change of control occurs. Also, the executive shall become fully vested in any qualified and non-qualified plans, programs or arrangements in which the executive participates, notwithstanding any provisions contained in the respective plans, programs or arrangements. Following the termination of employment, the Corporation shall continue the executive’s coverage in the Corporation’s health, disability and life insurance plans for up to three years, with such coverage to be substantially identical to the coverage maintained for the executive before the termination.
If the executive becomes entitled to severance and termination benefits under the Agreements, including accelerated vesting of stock options granted under the Corporation’s 1997 Stock Option Plan and 1987 Stock Option and Performance Unit Plan and acceleration of benefits under any other benefit, compensation or incentive plan or arrangement with the Corporation or the Bank, and if any part of the total benefits is subject to the excise tax under Section 280G of the Internal Revenue Code, the Corporation shall pay to the executive an amount such that – after payment by the executive of all taxes (including any Excise Tax, income tax or payroll tax) imposed upon the Gross-Up Payment, together with any interest or penalties imposed with respect to such taxes – the executive will retain an amount of the Gross-Up Payment equal to the Excise Tax imposed upon these total benefits.
UNB Corp. has also agreed to pay legal fees incurred by the executive associated with the interpretation, enforcement, or defense if his rights under the Agreements, up to a maximum of $500,000, as adjusted for inflation from time to time.

Item 12 – Security Ownership of Certain Beneficial Owners and Management

Security Ownership of Certain Beneficial Owners

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner	Percent of Class

As of January 31, 2002, no person beneficially owned more than 5% of any class of UNB Corp’s stock.

Directors
Name	UNB Corp. Common Shares Owned Beneficially January 31, 2002(1)	Percent of Outstanding Class
Edgar W. Jones, Jr.	176,483(2)	1.53%
Roger L. DeVille	60,543(3)	0.52%
Nan B. Johnston	4,572(4)	0.04%
E. Scott Robertson	12,991(4)	0.11%
E. Lang D’Atri	75,104(5)	0.65%
Robert L. Mang	297,159(6)	2.57%
Roger L. Mann	272,958(7)	2.36%
Marc L. Schneider	36,238(4)	0.31%
George M. Smart	7,456(3)	0.06%
Louis V. Bockius III	82,728(8)	0.71%
Russell W. Maier	37,359(9)	0.32%
Jane M. Timken	2,362(3)	0.02%

(1)
Included in the shares set forth in the table above are shares owned by the director, his/her spouse, minor children, and certain other family members, and shares over which the director has full, or shares, voting control and power of disposition. Percentages of outstanding shares are calculated using 10,460,540 shares outstanding plus 1,110,510 shares acquirable within sixty days through the exercise of stock options.

(2)
Includes 7,464 shares held in trust or by Hal Jones Construction Co. for which Mr. Jones retains voting power and 6,000 shares which Mr. Jones has the right to acquire within sixty days through the exercise of stock options.

(3)	Includes 2,000 shares which Messrs. Smart and DeVille and Mrs. Timken individually have the right to acquire within sixty days through the exercise of stock options.
(4)	Includes 4,400 shares which Messrs. Schneider, Robertson, and Mrs. Johnston individually have the right to acquire within sixty days through the exercise of stock options.
(5)	Includes 6,000 shares which Mr. D’Atri has the right to acquire within sixty days through the exercise of stock options.
(6)	Includes 142,472 shares which Mr. Mang has the right to acquire within sixty days through the exercise of stock options.
(7)	Includes 239,904 shares which Mr. Mann has the right to acquire within sixty days through the exercise of stock options.
(8)	Includes 3,000 shares which Mr. Bockius has the right to acquire within sixty days through the exercise of stock options.
(9)	Includes 5,400 shares which Mr. Maier has the right to acquire within sixty days through the exercise of stock options.

Executive Officers

Name	Principle Position	UNB Corp. Common Shares Owned Beneficially January 31, 2002(1)		Percent of Outstanding Class
Leo E. Doyle	Executive Vice President United National Bank & Trust Co.	171,598	(2)	1.48%

James J. Pennetti	Executive Vice President, Chief Financial Officer, UNB Corp. Executive Vice President, Chief Financial Officer United National Bank & Trust Co.	199,343	(3)	1.72%

Robert M. Sweeney	Secretary, UNB Corp. Executive Vice President, United National Bank & Trust Co.	120,991	(4)	1.05%

Scott E. Dodds	Executive Vice President, United National Bank & Trust Co.	62,743	(5)	0.54%

(1)
Included in the shares set forth in the table above are shares owned by the executive officer, his wife, minor children, and certain other family members, and shares over which the executive officer has full, or shares, voting control and power of disposition. Percentages of outstanding shares are calculated using 10,460,540 shares outstanding plus 1,110,510 shares acquirable within sixty days through the exercise of stock options.

(2)	Includes 109,650 shares which Mr. Doyle has the right to acquire within sixty days through the exercise of stock options.
(3)	Includes 149,170 shares which Mr.Pennetti has the right to acquire within sixty days through the exercise of stock options.
(4)	Includes 85,591 shares which Mr. Sweeney has the right to acquire within sixty days through the exercise of stock options.
(5)	Includes 59,869 shares which Mr. Dodds has the right to acquire within sixty days through the exercise of stock options.

The directors and executive officers as a group beneficially own or have the right to acquire within sixty days through the exercise of stock options, 1,620,628 shares of common stock which represents 14.0 percent of the outstanding shares.

Item 13 – Certain Relationships and Related Transactions

Transactions with Management and Related Parties

Some of the directors and officers of UNB Corp., and the companies with which they are associated, were customers of the Bank, and had banking transactions with the Bank, in the ordinary course of business during 2001, and expect to have such banking transactions in the future. All loans and commitments for loans included in such transactions were made in the ordinary course of business, on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons, and in the opinion of the management of the Bank, did not involve more than normal risk of collectibility or present other unfavorable features. The aggregate amount of such loans and commitments outstanding at December 31, 2001, was $20,177,613, or 23.6 percent, of the Corporation’s equity at year-end 2001.
Director E. Lang D’Atri is a partner in the law firm Zollinger, D’Atri, Gruber, Thomas & Co. In the ordinary course of business UNB Corp. and the United National Bank & Trust Co. have retained the legal services of this firm in the past and may retain its services in the future. Director Jane M. Timken is an attorney in the law firm Black, McCuskey, Souers & Arbaugh. In the ordinary course of business, UNB Corp. and the United National Bank & Trust Co. have retained the legal services of this firm in the past and may retain its services in the future. Directors D’Atri and Timken did not perform any legal services for UNB Corp. or its subsidiaries in 2001.

Part IV

Item 14 – Exhibits, Financial Statement Schedules and Reports on Form 8-K
a.	Financial Statement Schedules
1.	Financial Statements
UNB Corp. and Subsidaries:

Report of Independent Accountants
Consolidated Balance Sheets as of December 31, 2001 and 2000
Consolidated Statements of Income for the Years Ended December 31, 2001, 2000 and 1999
Consolidated Statements of Changes in Shareholders’ Equity of the Years ended December 31, 2001, 2000 and 1999
Consolidated Statements of Cash Flows for the Years ended December 31, 2001, 2000 and 1999
Notes to Consolidated Financial Statements

2.	Financial Statement Schedules
Financial statement schedules are omitted as they are not required or are inapplicable.

3.	Exhibits
Management Contracts or Arrangements

UNB Corp. 1997 Stock Option Plan
Form DEF 14-A, dated April 15, 1997, Appendix A

Employment Contract by and between Roger L. Mann
and UNB Corp. and United National Bank & Trust Co.
dated April 17, 1997
Form 10-K for fiscal year ended December 31, 1997, Exhibit 10.k

Indemnification agreements of Edgar W. Jones, Jr., Roger L. DeVille, E. Scott Robertson, E. Lang D’Atri, Robert L. Mang, Roger L. Mann, Marc L. Schneider, George M. Smart, Louis V. Bockius III, Russell W. Maier, Robert J. Gasser, Nan B. Johnston Jane M. Timken and James J. Pennetti and Robert M. Sweeney, dated May 17, 2001
Form 10-Q for quarter ended June 30, 2001, Exhibit 10.r

Severance agreements of Roger L. Mann, Leo E. Doyle, James J. Pennetti, Robert M. Sweeney and Scott E. Dodds, dated May 8, 2001.
Form 10-Q for quarter ended June 30, 2001, Exhibit 10.s.

Salary Continuation Agreement of Roger L. Mann, Leo E. Doyle, James J.Pennetti, Robert M. Sweeney and Scott E. Dodds, dated May 1, 2001
Form S-4 filed on October 15, 2001, Exhibit 10.5

Salary Continuation Agreement Schedule A for Roger L. Mann, dated May 1, 2001
Form S-4 filed on October 15, 2001, Exhibit 10.6

Salary Continuation Agreement Schedule A for James J. Pennetti, dated May 1, 2001
Form S-4 filed on October 15, 2001, Exhibit 10.7

Salary Continuation Agreement Schedule A for Leo E. Doyle, dated May 1, 2001
Form S-4 filed on October 15, 2001, Exhibit 10.8

Salary Continuation Agreement Schedule A for Scott E. Dodds, dated May 1, 2001
Form S-4 filed on October 15, 2001, Exhibit 10.9

Split Dollar Agreement for Salary Continuation Agreement Roger L. Mann, Leo E. Doyle, James J. Pennetti, Robert M. Sweeney and Scott E. Dodds, dated May 1, 2001
Form 10-Q for quarter ended September 30, 2001, Exhibit 10.y

Key Man Split Dollar Agreement for Roger L. Mann, dated July 18, 2001
Form 10-Q for quarter ended September 30, 2001, Exhibit 10.z

Group Term Carve Out Plan, dated May 1, 2001
Form 10-Q for quarter ended September 30, 2001, Exhibit 10.aa

b.	Reports on Form 8-K
No	reports of Form 8-K were filed during the last quarter of the year ending December 31, 2001.

b.	Financial Statements
See	subparagraph (a)(1) above.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UNB Corp.

Roger L. Mann
Chairman of the Board,
President and Chief Executive Officer
March 8, 2002

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Roger L. Mann Chairman of the Board, President and Chief Executive Officer March 8, 2002	Louis V. Bockius III Director March 8, 2002

James J. Pennetti Executive Vice President Chief Financial Officer (Principal Financial and Accounting Officer) March 8, 2002	Roger L. DeVille Director March 8, 2002

E. Lang D’Atri Vice Chairman of the Board, and Director March 8, 2002	Edgar W. Jones, Jr. Director March 8, 2002

Russell W. Maier Director March 8,2002	George M. Smart Director March 8, 2002

E. Scott Robertson Director March 8, 2002	Jane Murphy Timken Director March 8, 2002

Marc L. Schneider Director March 8, 2002

UNB Corp. Board of Directors

Roger L. Mann Chairman of the Board, President and Chief Executive Officer, UNB Corp. Chief Executive Officer, United National Bank & Trust Co.	E. Scott Robertson President, Co-Owner, Robertson Heating Supply Co.

E. Lang D’Atri Vice Chairman of the Board Attorney at Law, Zollinger, D’Atri, Gruber, Thomas & Co.	Marc L. Schneider President & Chief Operating Officer, Schneider Lumber Co.

Louis V. Bockius III Chairman, Bocko, Inc.	George M. Smart Chairman of the Board and President, Phoenix Packaging Corporation

Roger L. DeVille President, DeVille Developments	Jane Murphy Timken Attorney at Law Black, McCuskey, Souers & Arbaugh

Edgar W. Jones, Jr. President, Hal Jones Construction Co.

Russell W. Maier Retired Chairman & Chief Executive Officer, Republic Engineered Steels, Inc.

Honorary Directors Emeriti

Robert J. Gasser
F. E. Henry III
Nan B. Johnston
Harold M. Kolenbrander, Ph.D.
Thomas C. Lavery
Robert L. Mang
James A. O’Donnell
John D. Regula
James P. Rodman
Donald W. Schneider
W.W. Steele, Jr.
Joseph J. Sommer
George N. Swallow
Abner A. Yoder

Management

UNB Corp.	United National Bank & Trust Co.
Roger L. Mann Chairman of the Board President Chief Executive Officer	Roger L. Mann Chairman of the Board Chief Executive Officer

James J. Pennetti Executive Vice President Chief Financial Officer Director Investor Relations	Corporate Sales Leo E. Doyle Executive Vice President

Robert M. Sweeney Secretary	Corporate Support James J. Pennetti Executive Vice President

United Banc Financial Services, Inc.	Retail Sales Scott E. Dodds Executive Vice President

Roger L. Mann	Trust
Chairman of the Board President Chief Executive Officer	Robert M. Sweeney Executive Vice President

Scott E. Dodds Executive Vice President

James J. Pennetti Secretary/Treasurer

Todd R. Turner Assistant Vice President

United Financial Advisors, Inc.
Roger L. Mann Chairman of the Board Chief Executive Officer

Lora A. Rownd President Chief Executive Officer

Robert S. Rownd Vice President of Sales

James J. Pennetti Secretary/Treasurer

Locations

United Bank Financial Centers	United Bank Aircraft Finance Offices

Alliance Mount Union Office	Canton, OH Kevin R. Buckland Aircraft Operations Supervisor

Brewster Brewster Office	Sacramento, CA Craig A. Richardson Regional Sales Representative

Canal Fulton Canal Fulton Office	Orlando, FL David R. Madden Regional Sales Representative

Canton NewMarket Office Rotunda Office Raff Rd. Office Hillsdale Office Lake Cable Office 34th & Cleveland Office	United Financial Advisors, Inc. North Canton Frank Avenue Office United Banc Financial Services, Inc.

Green Town Park Center Office	North Canton Portage and Frank Office

Hartville Hartville Office	Massillon Hills and Dales

Massillon Downtown Office Amherst Office Perry Office	Alliance West State Street United Bank Mortgage Lending

North Canton North Canton Office Portage and Frank Office	North Canton Portage and Frank Office

Wooster Milltown Office	United Bank Private Banking

United Bank Drive – Up Banking Center	North Canton Portage and Frank Office
North Canton Belden Village Office

United Bank Telephone Banking Center