Form 10-Q
period 2002-03-31
UNIZAN FINANCIAL CORP
filed 2002-05-14
CIK 746481

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑     QUARTERLY REPORT PURSUANT TO SECTION 13 OR

15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002

OR

☐     TRANSITION REPORT PURSUANT TO SECTION 13 OR

15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from           to

Commission File Number 0-13270

Unizan Financial Corp.

(Exact name of registrant as specified in its charter)

Ohio	34-1442295

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

220 Market Avenue South, Canton, Ohio 44702

(Address of principal executive offices)
(Zip Code)

(330) 438-1118

(Registrant’s telephone number, including area code)

UNB Corp.

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes      X      No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

Class	Outstanding as of April 30, 2002

Common Stock, $1.00 Stated Value	22,043,533

INDEX

UNIZAN FINANCIAL CORP.

PART I.	FINANCIAL INFORMATION	Page No.

Item 1.	Financial Statements

	Consolidated Balance Sheet	1

	Consolidated Statement of Income	2

	Consolidated Statement of Cash Flows	3

	Notes to Consolidated Financial Statements	4-11

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	12-19

PART II.	OTHER INFORMATION

	Other Information	20
Item 1.	Legal Proceedings
Item 2.	Changes in Securities and Use of Proceeds
Item 3.	Defaults upon Senior Securities
Item 4.	Submission of Matters to a Vote of Security Holders
Item 5.	Other Information
Item 6.	Exhibits and Reports on Form 8-K
(a) Exhibits on Item 601 of Regulation S-K

Signatures		21

Unizan Financial Corp.

CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
(In thousands except per share data)	2002	2001

ASSETS

Cash and cash equivalents	$60,905	$26,978

Interest bearing deposits with banks	1,863	906

Securities held-to-maturity, net (Fair value:

$8,809 and $9,693, respectively)	8,651	9,421

Securities available-for-sale, at fair value	428,998	316,755

Loans originated and held for sale	5,902	10,455

Loans:

Commercial, financial and agricultural	230,655	105,590

Aircraft	136,651	—

Commercial real estate	580,229	432,840

Residential real estate	565,199	350,176

Consumer	395,986	140,431

Total loans	1,908,720	1,029,037

Less allowance for loan losses	(26,714)	(10,610)

Net loans	1,882,006	1,018,427

Premises and equipment, net	28,065	17,744

Goodwill and other intangible assets	119,228	20,650

Accrued interest receivable and other assets	85,907	50,118

Total Assets	$2,621,525	$1,471,454

LIABILITIES

Deposits:

Noninterest bearing deposits	$185,151	$83,521

Interest bearing deposits	1,670,611	1,015,316

Total deposits	1,855,762	1,098,837

Short-term borrowings	102,328	1,000

Other borrowings	329,017	219,565

Accrued taxes, expenses and other liabilities	31,370	15,546

Company obligated mandatorily redeemable trust preferred	20,000	20,000

Total Liabilities	2,338,477	1,354,948

SHAREHOLDERS’ EQUITY

Common stock (2002 — $1.00 stated value, 100,000,000 shares authorized and 22,045,533 issued; 2001 — no par value, 20,000,000 shares authorized and 12,632,896 issued)	22,046	87,049

Paid-in capital	221,870	—

Retained earnings	45,676	49,820

Stock held by deferred compensation plan, 31,673 and 0 shares at cost	(597)	—

Treasury stock, 2,000 and 1,052,834 shares at cost	(39)	(17,991)

Accumulated other comprehensive income	(5,908)	(2,372)

Total Shareholders’ Equity	283,048	116,506

Total Liabilities and Shareholders’ Equity	$2,621,525	$1,471,454

See Notes to the Consolidated Financial Statements

Unizan Financial Corp.

CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended
	March 31,

	2002	2001
(In thousands except per share data)
Interest income:

Interest and fees on loans:

Taxable	$23,646	$23,667

Tax exempt	25	18
Interest and dividends on securities

Taxable	4,902	5,724

Tax exempt	354	329

Interest on bank deposits and federal funds sold	23	547

Total interest income	28,950	30,285

Interest expense:

Interest on deposits	10,161	14,244

Interest on borrowings	4,486	4,995

Total interest expense	14,647	19,239

Net interest income	14,303	11,046

Provision for loan losses	5,587	465

Net interest income after provision for loan losses	8,716	10,581

Other income:

Trust income	976	592

Financial planning income	272	299

Customer service fees	872	634

Gains on loans originated for sale	784	709

Security gains/(losses), net	—	103

Derivative instruments and hedging activity income/(expense)	155	(32)

Other operating income	1,081	1,080

Total other income	4,140	3,385

Other expenses:

Salaries, wages, pension and benefits	6,893	4,416

Occupancy expense	592	510

Furniture and equipment expense	334	291

Taxes other than income taxes	1,243	244

Intangible amortization expense	110	502

Impairment of goodwill	1,392	—

Other operating expense	3,977	2,288

Total other expenses	14,541	8,251

Income before income taxes	(1,685)	5,715

Provision for income taxes	(433)	1,867

Net Income/(Loss)	$(1,252)	$3,848

Earnings per share:

Basic	$(0.09)	$0.33

Diluted	$(0.08)	$0.33

Dividends per share	$0.13	$0.11

Weighted average shares outstanding:

Basic	14,374,756	11,645,482

Diluted	15,319,710	11,689,385

See Notes to the Consolidated Financial Statements

Unizan Financial Corp.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three months ended

(In thousands)	March 31,

	2002	2001

Cash flows from operating activities:

Net income/(loss)	$(1,252)	$3,848

Adjustments to reconcile net income to net cash from operating activities:

Depreciation and amortization	855	1,274

Provision for loan losses	5,587	465

Net securities gains	—	(103)

Loans originated for resale	(22,597)	12,896

Proceeds from sale of loan originations	27,150	(709)

Changes in:

Interest receivable	(2,944)	361

Interest payable	(109)	684

Other assets and liabilities, net	(6,557)	(1,230)

FHLB stock dividend	—	(384)

Net cash from operating activities	133	17,102

Cash flows from investing activities:

Net change in interest bearing deposits with banks	(957)	—

Net increase in funds sold	—	(2,885)

Proceeds from maturities of securities held to maturity	5,026	678

Proceeds from maturities of securities available for sale	26,092	11,468

Purchases of securities held to maturity	—	(4,462)

Purchases of securities available for sale	(23,845)	—

Net (increase) in loans made to customers	17,805	(14,280)

Net cash received in merger	46,492	—

Net increase in bank owned life insurance	(152)	—

Purchases of premises and equipment, net	(1,103)	(491)

Net cash from investing activities	69,358	(9,972)

Cash flows from financing activities:

Net change in deposits	(45,535)	16,377

Cash dividends paid, net of shares issued through dividend reinvestment	(2,892)	(1,278)

Purchase of treasury stock, net	(39)	(340)

Net change in Federal Home Loan Bank advances and other borrowings	12,902	(25,505)

Net cash from financing activities	(35,564)	(10,746)

Net change in cash and cash equivalents	33,927	(3,616)

Cash and cash equivalents at beginning of year	26,978	32,511

Cash and cash equivalents at end of period	$60,905	$28,895

Supplemental cash flow disclosures:

Income taxes paid	$2,400	$—

Interest paid	$14,701	$18,527

Merger with UNB Corp. through issuance of common stock	174,581

See the Notes to the Consolidated Financial Statements

UNIZAN FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2002 (Unaudited)
(In thousands, except per share data)

The consolidated financial statements for interim periods are unaudited; however, in the opinion of management of Unizan Financial Corp. (“Company”), the accompanying consolidated financial statements contain all material adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position and results of operations and cash flows for the periods presented. The unaudited financial statements are presented in accordance with the requirements of Form 10-Q and do not include all disclosures normally required by generally accepted accounting principles. Reference should be made to UNB Corp.’s consolidated financial statements and notes thereto included in the annual report on Form 10-K for the year ended December 31, 2001 and BancFirst Ohio Corp.’s audited financial statements included as an exhibit to this form 10-Q for additional disclosures, including a summary of the Company’s accounting policies. The results of operations for the three-month period ended March 31, 2002 are not necessarily indicative of the results to be expected for the full year.

1)	BASIS OF PRESENTATION:

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany transactions and accounts have been eliminated in consolidation.

2)  NEW ACCOUNTING PRONOUNCEMENTS

In July 2001, the FASB issued SFAS No. 141, “Business Combinations” and SFAS No. 142, “Goodwill and Other Intangible Assets”. SFAS No. 141 requires that all business combinations be accounted for using the purchase method. This statement applies to business combinations initiated after June 30, 2001. The merger between BancFirst Ohio Corp. and UNB Corp. is being accounted for as a purchase. SFAS No. 142, which was adopted January 1, 2002, addresses the accounting for such assets arising from prior and future business combinations. Upon the adoption of this Statement, goodwill arising from business combinations will no longer be amortized, but rather will be assessed regularly for impairment, with any such impairment recognized as a reduction to earnings in the period identified. Other identified intangible assets, such as core deposit intangible assets, will continue to be amortized over their estimated useful lives. Goodwill of $1,207 generated from branch purchase transactions will continue to be amortized. The remaining goodwill of $92,840 will not be amortized, but rather will be tested for impairment. In the first quarter of 2002, the Company recognized $1,392 in expense for the impairment of goodwill from prior acquisitions by both BancFirst Ohio Corp. and UNB Corp. March 31, 2001 net income adjusted to remove the effect of the goodwill amortization expense recognized in the first quarter of 2001, would have been $4,128, or $0.35 per basic and diluted earnings per share.

3)  MERGER

On March 7, 2002, the Company completed a merger between BancFirst Ohio Corp. and UNB Corp. In connection with the merger, UNB Corp. issued 1.325 shares of common stock in exchange for each share of BancFirst common stock. The purchase price was valued at $175 million and the value of the 11.6 million shares issued was based on the average price of UNB Corp stock for three days before and two days after the terms of the merger were agreed to and announced. Cash was paid for any fractional shares.

The merger is being accounted for as a purchase of UNB Corp. According, UNB Corp.’s results of operations have been included from the date of the merger. The merger creates a financial services holding company with total assets of $2.6 billion, deposits of $1.9 billion. As a result of the merger, management believes that the combination of the companies is a complementary strategic fit of the existing businesses and enables Unizan to compete more effectively with other financial institutions in the Company’s existing markets. In addition, the Company entered into the merger for the following reasons:

•	expands market area and creates critical mass
•	enhances ability to compete and broadens product range
•	expected to be accretive to per share earnings
•	increases liquidity for the sale of common stock
•	provides an additional platform for further growth and improves cross selling opportunities

The following table summarizes the fair values of the assets acquired and liabilities assumed at the date of the acquisition. Unizan is in the process of obtaining valuations of certain intangible assets, thus, the allocation of the purchase price is subject to refinement.

(Dollars in thousands)	at March 7, 2002

Cash and short-term investments	$46,671

Investment securities	124,248

Loans, net	886,971

Goodwill	75,505

Core deposit intangible	21,493

Other assets	47,089

Total assets acquired	1,201,977

Deposits	801,354

Other borrowed funds	199,566

Other liabilities	26,476

Total liabilities assumed	1,027,396

Net assets acquired	$174,581

The core deposit intangible is subject to amortization on an accelerated basis over an estimated life of ten years. The goodwill will not be amortized, but will be evaluated for impairment on an annual basis. Because the merger was structured as a tax free exchange, none of the goodwill is expected to be deductible for tax purposes.

The following table summarizes the pro-forma results of operations for the three months ended March 31, 2002 and 2001 as if UNB Corp. had been acquired as of the beginning of such period:

(in thousands, expect per share amounts)

	2002	2001

Net interest income	$22,538	$21,117

Net income/(loss)	(9,369)	8,124

Basic earnings per share	(.43)	.37

Diluted earnings per share	(.41)	.37

4)  COMPUTATION OF EARNINGS PER SHARE

The computation of earnings per share is as follows. All share and per share amounts have been adjusted to give effect to the exchange of one BancFirst share for 1.325 shares of UNB Corp. stock.

	Three Months Ended
	March 31,

	2002	2001

Actual weighted average common shares Outstanding	14,375	11,645

Dilutive common stock equivalents:

Stock options	909	17

Bonus shares — Company match	36	27

Weighted average common shares

Outstanding adjusted for dilutive common Stock equivalents	15,320	11,689

Net income/(loss)	$(1,252)	$3,848

Basic earnings per share	$(0.09)	$0.33

Diluted earnings per share	$(0.08)	$0.33

5)  COMPREHENSIVE INCOME

The Company’s comprehensive income, determined in accordance with SFAS No. 130, was $(4,788) and $4,258 for the three months ended March 31, 2002 and 2001, respectively.

6)  SECURITIES

The amortized cost and estimated fair value of securities are as follows:

	March 31, 2002
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value

Securities available-for-sale:

U.S. Treasury securities	$250	$1	$—	$251

Securities of other government agencies	12,238	24	—	12,262

Obligations of states and political subdivisions	31,805	98	(824)	31,079

Corporate obligations	61,915	217	(7,908)	54,224

Mortgage-backed and related securities	280,110	2,780	(816)	282,074

Other securities	49,411	—	(303)	49,108

Total securities available-for-sale	$435,729	$3,120	$(9,851)	$428,998

Securities held-to-maturity:

Obligations of states and political subdivisions	$855	$20	$—	$875

Industrial revenue bonds	146	—	—	146

Mortgage-backed securities	7,650	138	—	7,788

Total securities held-to-maturity	$8,651	$158	$—	$8,809

	December 31, 2001
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value

Securities available-for-sale:

U.S. Treasury securities	$250	$4	$—	$254

Securities of other government agencies	3,061	44	—	3,105

Obligations of states and political subdivisions	28,083	90	(743)	27,430

Corporate obligations	61,416	241	(4,779)	56,878

Mortgage-backed and related securities	188,603	4,499	(535)	192,567

Other securities	36,633	12	(124)	36,521

Total securities available-for-sale	$318,046	$4,890	$(6,181)	$316,755

Securities held-to-maturity:

Obligations of states and political subdivisions	$857	$22	$—	$879

Industrial revenue bonds	195	—	—	195

Mortgage-backed securities	8,369	259	(9)	8,619

Total securities held-to-maturity	$9,421	$281	$(9)	$9,693

The amortized cost and estimated fair value of debt securities at March 31, 2002, by contractual maturity, are shown below. Actual maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	March 31, 2002
	Amortized	Estimated
	Cost	Fair Value

Securities available-for-sale:

Within one year	$19,167	$19,134

After one year through five years	9,939	9,171

After five years through ten years	2,704	2,551

After ten years	74,398	66,960

Sub-total	106,208	97,816

Mortgage-backed and related securities	280,110	282,074

Other non-maturity securities	49,411	49,108

Sub-total	329,521	331,182

Total securities available-for-sale	$435,729	$428,998

Securities held-to-maturity:

Within one year	$401	$404

After one year through five years	600	617

Sub-total	1,001	1,021

Mortgage-backed securities	7,650	7,788

Total securities held-to-maturity	$8,651	$8,809

7)  ALLOWANCE FOR POSSIBLE LOAN LOSSES:

      An analysis of activity in the allowance for possible loan losses is as follows:

	March 31,
	2002	2001

Balance at beginning of period	$10,610	$10,150

Acquired allowance for loan losses	12,148	—

Provision for loan losses	5,587	465

Loans charged off	(1,835)	(505)

Loan recoveries	204	59

Net charge-offs	(1,631)	(446)

Balance at end of period	$26,714	$10,169

      Impaired loans are as follows:

March 31,
2002

Loans with no allowance for loan losses allocated	$5,199

Loans with allowance for loan losses allocated	23,645

Amount of allowance allocated	6,063

At December 31, 2001, the recorded investment in loans considered to be impaired and interest income recognized related thereto was not material.

8)  PREMISES AND EQUIPMENT:

      Premises and equipment are summarized below:

	March 31,	December 31,
	2002	2001

Land	$4,512	$2,896

Buildings and improvements	22,019	17,251

Furniture, fixture and equipment	18,276	13,586

	44,807	33,733

Less accumulated depreciation and amortization	16,742	15,989

Premises and equipment, net	$28,065	$17,744

Total depreciation expense was $614 and $528 for the periods ended March 31, 2002 and 2001, respectively.

9)  DEPOSITS:

      A summary of deposits is as follows:

	March 31,	December 31,
	2002	2001

Demand, non-interest bearing	$185,151	$83,521

Demand, interest bearing	257,509	166,853

Savings	446,106	171,430

Time, $100 and over	237,088	194,364

Time, other	729,908	482,669

	$1,855,762	$1,098,837

Time deposits, other include brokered deposits of $17,737 and $7,395 at March 31, 2002 and December 31, 2001, respectively.

At March 31, 2002, stated maturities of time deposits are as follows:

2002	$585,993

2003	226,191

2004	70,610

2005	34,100

2006	33,368

Thereafter	16,734

Total	$966,996

10)  OTHER BORROWINGS:

Other borrowings consist of Federal Home Loan Bank borrowings, Company obligated mandatory redeemable Trust Preferred Securities, repurchase agreements, two lines of credit borrowing arrangements and a capital lease.

Pursuant to collateral agreements with the FHLB, advances are secured by FHLB stock and qualifying first mortgage loans. At March 31, 2002, FHLB advances outstanding were comprised of the following:

Maturity	Interest Rate	Amount

Wiithin 1 year	3.97%	$75,220

1 year thru 2 years	5.89	39,350

2 years thru 3 years	6.14	37,219

3 years thru 4 years	5.16	35,950

4 years thru 5 years	5.31	16,579

More than 5 years	4.70	62,501

Total		$266,819

FHLB advances must be secured by eligible collateral as specified by the FHLB. Accordingly, the Company has a blanket pledge of its first mortgage loan portfolio as collateral for the advances outstanding at March 31, 2002 with a required minimum ratio of collateral to advances of 135%. Also, the Company’s investment in FHLB stock of $31,862 at March 31, 2002 is pledged as collateral for outstanding advances. At March 31,2002, the maximum dollar amount of FHLB advance borrowings available to the Bank was $290,814.

At March 31, 2002, the Company had $45,000 in term repurchase agreements with Salomon Brothers, Inc. under which the Company sold mortgage-backed and related securities classified as available-for-sale with a fair value of $49,931 and $48,761 at March 31, 2002 and December 31, 2001, respectively. The repurchase agreements have a weighted average maturity of 6.2 years at March 31, 2002 and 6.5 years at December 31, 2001. Also, such repurchase agreements at March 31, 2002 are callable at the option of the counter-party. The securities are held at Salomon Brothers, Inc.

On October 18, 1999, the Company completed an offering of $20,000 aggregate liquidation amount of 9.875% Capital Securities, Series A, due 2029. These securities represent preferred beneficial interests in BFOH Capital Trust I, a special purpose trust formed for the purpose of the offering. The Trust’s obligations under the Capital Securities issued are fully and unconditionally guaranteed by the Company. The proceeds from the sale of the Capital Securities of the Trust, as well as the proceeds from the issuance of common securities to the Company, were utilized by the Trust to invest in $20,619 of 9.875% Junior Subordinated Debentures (the “Debentures”) of the Company. The Debentures are unsecured obligations and rank subordinate and junior to the right of payment to all indebtedness, liabilities and obligations of the Company. The Debentures represent the sole assets of the Trust. Interest on the Capital Securities is cumulative and payable semi-annually in arrears. The Company has the right to optionally redeem the Debentures prior to the maturity date of October 15, 2029, on or after October 15, 2009 at 104.938% (declining annually thereafter to 100% after October 15, 2019) of the stated liquidation amount, plus accrued and unpaid distributions, if any, to the redemption date. Under the occurrence of certain events, specifically a Tax Event, Investment Company Event or Capital Treatment Event as more fully defined in the BFOH Capital Trust I Prospectus dated October 13, 1999, the Company may redeem in whole, but not in part, the Debentures prior to October 15, 2009. Proceeds from any redemption of the Debentures would cause a mandatory redemption of the Capital Securities and the common securities having an aggregate liquidation amount equal to the principal amount of the Debentures redeemed. The Company’s liability is fully recorded on the balance sheet at March 31, 2002.

The Trust is a wholly owned subsidiary of the Company, has no independent operations and has issued securities that contain a full and unconditional guarantee of its parent, the Company. The Trust is exempt from the reporting requirements of the Securities Exchange Act of 1934.

The Company also has maximum borrowing arrangements of $20 million with a national financial institution consisting of two lines of credit. The total outstanding balance at March 31, 2002 was $17 million. Unizan Banc Financial Services, Inc. (UBFS) arranged a $10 million line of credit to fund loan growth. The interest on each draw is variable and is priced off an index plus a spread. The loan agreement calls for quarterly interest payments and is secured by a first security agreement on UBFS receivables, the unconditional guarantee of Unizan Financial Corp., and an intercreditor agreement with Unizan Bank, National Association. The Parent Company arranged an unsecured $10 million line of credit for liquidity purposes and to facilitate additional investment in subsidiaries. At March 31, 2002, the outstanding balance was $7 million. The interest rate is priced off the Federal Funds Rate plus 0.85% per annum and is paid quarterly.

11)	STOCK INCENTIVE PLAN:

In 1987, the shareholders approved a Stock Option and Performance Unit Plan reserving 764,040 shares of common stock, adjusted for stock dividends and splits, for the granting of options to executive officers and other senior management personnel. Options are not exercisable for at least four years from the date of grant and are not fully exercisable until six years from the date of grant. The duration of the exercise period is ten years. In 1997, the shareholders approved a Stock Option Plan reserving 1,000,000 shares of common stock, adjusted for stock dividends and splits for the granting of options to directors and employees of the Corporation and its affiliates. The duration of the exercise period is ten years. The summary of stock option activity is as follows:

		Weighted
	Options	Average	Range of Option
	Outstanding	Exercise Price	Price per Share

1987 Plan

December 31, 2000	291,306	$8.76	$4.76	$15.00

Less:

Stock options forfeited	6,400	15.00	15.00	15.00

Stock options exercised	18,896	7.18	4.76	11.00

December 31, 2001	266,010	$8.72	6.00	15.00

Less:

Stock options exercised	—	—

March 31, 2002	266,010	$8.72	6.00	15.00

		Weighted
	Options	Average	Range of Option
	Outstanding	Exercise Price	Price per Share

1997 Plan

December 31, 2000	429,235	$16.61	$12.69	$20.25

Options granted	258,884	12.88	12.83	13.62

Less:

Stock options forfeited	18,878	19.54	15.69	20.25

Stock options exercised	17,739	13.32	12.69	15.69

December 31, 2001	651,502	$15.13	12.69	20.25

Options granted	201,998	18.41	18.40	18.55

Less:

Stock options exercised	1,700	12.95	12.83	13.06

March 31, 2002	821,800	$15.91	12.69	20.25

The weighted average remaining option life for outstanding options issued under the 1987 Stock Option Plan is 2.2 years. The weighted average remaining option life for outstanding options issued under the 1997 Stock Option Plan is 8.2 years.

For options granted during 2002 and 2001, the weighted-average fair value at grant date are as follows:

	2002	2001

Nonqualified Stock Options—
Immediate Vesting

Exercise Price	$18.55	$13.62

Fair Value	2.16	2.29
Nonqualified Stock Options—
Delayed Vesting

Exercise Price	$18.40	$12.83

Fair Value	2.77	1.37

BancFirst Ohio Corp. had a 1997 Omnibus Stock Incentive Plan (the Plan), which provided for the granting of stock options and other stock related awards to key employees. Upon the completion of the merger, all outstanding options of BancFirst were converted to Unizan Financial Corp. and no additional options will be granted under the plan. In accordance with provisions of the Plan, upon a change in control, as defined in the Plan, all options outstanding at the time of such change in control fully vested and became 100% exercisable. All options granted were at a price that equaled or exceeded the market value of the Company’s common stock at the date of grant. No compensation expense was recognized in 2002 or 2001 related to the Plan. The summary of stock option activity is as follows:

		Weighted		Weighted
	Options	Average	Options	Average
	Outstanding	Exercise Price	Exercisable	Exercise Price

December 31, 2000	607,805	$16.58	153,829	$19.34

Options granted	271,002	17.63

Less:

Stock options forfeited	31,751	15.46

December 31, 2001	847,056	$16.96	287,598	$17.65

Less:

Stock options forfeited	17,286	17.06

Stock options exercised	25,893	13.89

March 31, 2002	803,877	$17.07	803,877	$17.07

        The following table summarizes information about stock options outstanding at March 31, 2002:

		Average
		Remaining	Average Exercise
	Options	Contractual Life	Price – Options
Exercise Price Range	Outstanding	(Years)	Outstanding

$10.00 to $15.00	231,086	18.8	$12.45

$15.01 to $19.00	387,732	18.9	17.76

$19.01 to $22.00	109,069	16.7	20.04

$22.01 to $25.00	75,990	16.8	23.52

Total	803,877	18.3	$17.09

ITEM 2:

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS
UNIZAN FINANCIAL CORP.

      For a comprehensive understanding of the Company’s financial condition and performance, this discussion should be considered in conjunction with the Company’s Consolidated Financial Statements, accompanying notes, and other information contained elsewhere herein.

      This discussion contains forward-looking statements under the Private Securities Litigation Reform Act of 1995 that involves risks and uncertainties. Although the Company believes that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate, and therefore, there can be no assurance that the forward-looking statements included herein will prove to be accurate. Factors that could cause actual results to differ from the results discussed in the forward-looking statements include, but are not limited to: economic conditions (both generally and more specifically in the markets in which the Company and its Banking Subsidiary operate); competition for the Company’s customers from other providers of financial services; government legislation and regulation (which changes from time to time and over which the Company has no control); changes in interest rates; prepayments of loans and securities; material unforeseen changes in the liquidity, results of operations, or other financial position of the Company’s customers, all of which are difficult to predict and many of which are beyond the control of the Company.

Overview

     Unizan Financial Corp. was formed as a result of the merger between BancFirst Ohio Corp. and UNB Corp. that was completed on March 7, 2002. This merger is being accounted for under the purchase method of accounting for business combinations. Accordingly, the first quarter’s financial results include Unizan’s results since March 7, 2002, and BancFirst Ohio Corp.’s results prior to the merger. The historical numbers reported for comparison purposes reflect BancFirst Ohio Corp.’s results.

      The reported results of the Company primarily reflect the operations of the Company’s bank subsidiary. The Company’s results of operations are dependent on a variety of factors, including the general interest rate environment, competitive conditions in the industry, governmental policies and regulations and conditions in the markets for financial assets. Like most financial institutions, the primary contributor to the Company’s income is net interest income, which is defined as the difference between the interest the Company earns on interest-earning assets, such as loans and securities, and the interest the Company pays on interest-bearing liabilities, such as deposits and borrowings. The Company’s operations are also affected by non-interest income, such as checking account and trust fees and gains from sales of loans. The Company’s principal operating expenses, aside from interest expense, consist of salaries and employee benefits, occupancy costs, and other general and administrative expenses.

Average Balances and Yields

      The following table presents, for each of the periods indicated, the total dollar amount of interest income from average interest-earning assets and the resultant yields, as well as the interest expense on average interest-bearing liabilities, expressed both in dollars and percentage rates, and the net interest margin. Net interest margin is calculated by dividing net interest income on a fully tax equivalent basis (“FTE”) by total interest-earning assets. The net interest margin is influenced by the level and relative mix of interest-earning assets and interest-bearing liabilities. FTE income includes tax-exempt income, restated to a pre-tax equivalent, based on the statutory federal income tax rate. All average balances are daily average balances. Non-accruing loans are included in average loan balances.

Unizan Financial Corp.

Average Balance Sheet and Related Yields

	Three Months Ended March 31,

	2002			2001

	Average	Income/		Average	Income/
	Balance	Expense	Rate(1)	Balance	Expense	Rate(1)
(dollars in thousands)
Interest earning assets

Interest bearing deposits and federal funds sold	$8,203	$23	1.14%	38,334	$547	5.79%

Securities	358,701	5,369	6.07	330,179	6,066	7.45

Total loans	1,260,201	23,684	7.62	1,091,690	23,686	8.80

Total interest earning assets (2)	1,627,105	29,076	7.25	1,460,203	30,299	8.42

Nonearning assets:

Cash and due from banks	36,886			26,164

Other nonearning assets	122,658			85,174

Allowance for loan losses	(14,146)			(10,206)

Total assets	$1,772,503			$1,561,335

Interest bearing liabilities:

Demand deposits	$189,411	815	1.75%	$132,263	548	1.68%

Savings deposits	254,048	1,038	1.66	120,789	1,373	4.61

Time deposits	743,407	8,308	4.53	798,555	12,323	6.26

Other borrowings	294,302	4,486	6.18	313,709	4,995	6.46

Total interest bearing liabilities	1,481,168	14,647	4.01	1,365,316	19,239	5.71

Noninterest bearing liabilities:

Demand deposits	102,717			72,112

Other liabilities	22,064			14,340

Shareholders’ equity	166,554			109,567

Total liabilities and equity	$1,772,503			$1,561,335

Net interest income (FTE)		$14,429			$11,060

Net interest margin (3)			3.60%			3.07%

(1)	Calculated on an annualized basis.

(2)	Interest income is computed on a fully tax equivalent (FTE) basis, using a tax rate of 35%.

(3)	The net interest margin represents net interest income as a percentage of average interest earning assets.

Comparison of Operating Results For The Three Months Ended March 31, 2002 and 2001

      Net Income. The net loss for the first quarter was $1,252, or $.08 per diluted share. This compares with net income of $3,848, or $.33 per diluted share for the first quarter of 2001. First quarter 2002 results were significantly impacted by $4,200 of one time merger related expenses and goodwill impairment and a provision for loan loss expense of $5,587. The results of the quarter were also impacted by the merger between BancFirst Ohio Corp. and UNB Corp. Since the transaction was accounted for as a purchase of UNB Corp. by BancFirst, the operating results for the quarter include the operations of BancFirst for the entire quarter and only the operating results of UNB from March 8, 2002 through March 31, 2002. Management expects all income and expense categories to increase in future quarters as the operating results fully reflect operations of the newly formed company. Net interest income increased 29.5% for the three months ended March 31, 2002 as compared to the same period in 2001, while non-interest income increased 22.3%. Non-interest expense, excluding one time merger related expenses and restructuring charges totaled $10,076 an increase of 22.1% from the same period a year ago. The net interest margin increased to 3.60% for the first quarter of 2002, compared to 3.07% for the same period in 2001. The improvement in the net interest margin was primarily from lower cost of funds due to the decline in market interest rates. The Company’s return on average assets and return on average equity were (0.29)% and (3.05)%, respectively, in the first quarter of 2002, compared to 1.00% and 14.24%, respectively, in the first quarter of 2001.

      Interest Income. Total interest income decreased 4.4% to $28,950 for the three months ended March 31, 2002, compared to $30,285 for the first quarter of 2001. This decrease was attributed to a 117 basis point decrease in the average yield on interest-earning assets. The Company’s yield on average loans was 7.62% for the three months ended March 31, 2002 and 8.80% for the comparable year ago period. Yields on the securities portfolio decreased from 7.45% during the first quarter of 2001 to 6.07% during the first quarter of 2002. The decrease in the yields on loans and securities resulted primarily from lower market rates throughout 2001.

      Interest Expense. Total interest expense decreased 23.9% to $14,647 for the three months ended March 31, 2002, compared to $19,239 for the three months ended March 31, 2001. Interest expense decreased due to a 171 basis point decrease in the Company’s cost of funds. The Company’s cost of funds decreased to 4.01% in the three months ended March 31, 2002 compared to 5.72% in the same period of 2001. The decrease in cost of funds was primarily from decreased market rates combined with the maturity of higher costing certificates of deposit that are being renewed at lower current rates.

      Provision for Possible Loan Losses. The provision for possible loan losses was $5,587 for the three months ended March 31, 2002, compared to $465 in the first quarter of 2001. The increased provision in 2002 resulted primarily from the Company’s review of general economic conditions and uncertainties and an updated analysis of the Company’s loan portfolio. This led to an increase in specific allocations recognized based on deterioration in credit quality of specific credits and an increase in the non-specific allocation based on management’s analysis of current economic conditions. Also, it is management’s intent to reduce non-performing loans of the combined company which resulted in a reevaluation of expected losses as it works to cure non-performing assets quicker than previously anticipated. The provision for possible loan losses was considered sufficient by management for maintaining an adequate allowance for possible loan losses.

      Non-Interest Income. Total non-interest income increased $755 for the three months ended March 31, 2002, compared to the same period a year ago. The following table sets forth the Company’s non-interest income for the periods indicated:

	Three Months Ended
	March 31,
	(In thousands)

	2002	2001

Trust and custodian fees	$976	$592

Customer service fees	872	634

Financial planning fees	272	299

Gains on sales of loans	784	709

Securities gains, net	—	103

Derivative instruments and hedging activity income/(expense)	155	(32)

Other	1,081	1,080

Total	$4,140	$3,385

      Trust and custodian fees increased $384, or 64.9%, to $976 in the first quarter of 2002 from $592 in the first quarter of 2001 while financial planning fees decreased 9.0% to $272 in the first quarter of 2002 from $299 from the same period a year ago. The increase in Trust fees was primarily related to the fee income added from the merger with UNB Corp. The decrease in financial planning fees was primarily due to market conditions that have adversely affected sales of retail investment products.

      Customer service fees, representing service charges on deposits and fees for other banking services, increased $238 to $872 in the first quarter of 2002 from $634 in the first quarter of 2001. The increase was attributed to the merger with UNB Corp.

      Gains on sales of loans totaled $784 for the three months ended March 31, 2002 compared to $709 for the three months ended March 31, 2001. During the first quarter of 2002, the Company sold $5.5 million of the guaranteed portion of its SBA and other government guarantee loan originations in the secondary market compared to $6.2 million during the first quarter of 2001, realizing gains of $498 in 2002 and $600 in 2001. Also, the Company recorded gains of $286 from the sales of residential loans during the first quarter of 2002 compared to $109 in 2001. Residential loan sale activity increased in the first quarter of 2002 compared to the year ago period as a result of lower market rates.

      The Company intends to continue to place emphasis on its small business lending activities, including the evaluation of expansion into new markets. The nature of the political climate in Washington, D.C. may periodically subject many existing government programs to much scrutiny and possible cutbacks. It is not currently known whether the SBA program will be impacted. Management believes that any such cutbacks could negatively affect the Company’s activities in the SBA lending programs as well as the planned expansion of such activities.

      Securities gains of $103 were realized during the first quarter of 2001 as a result of improved market conditions.

      Other income remained relatively flat at $1,081 for the first quarter of 2002. Within other operating income, income from bank owned life insurance and supplemental executive retirement plan increase by $96 and merchant fee income increased by $96. These increases were attributed to the merger with UNB Corp. These increases were partially offset by a decrease of $151 in SBA net servicing income, primarily due to an increase in the amortization of servicing assets caused by higher prepayment levels, and a decrease of $54 in SBA application and underwriting fees.

      Non-Interest Expense. Total non-interest expense increased $6,290 to $14,541 in the three months ended March 31, 2002, compared to $8,251 in the three months ended March 31, 2001. Excluding one time merger related expenses and restructuring charges of $4,466, non-interest expense increased $1,824 to $10,075 for the first quarter of 2002. The following table sets forth the Company’s non-interest expense for the periods indicated:

	Three Months Ended
	March 31,

	2002	2001

Salaries and employee benefits	$6,893	$4,416

Net occupancy expense	592	510

Furniture, fixtures and equipment	334	291

Taxes other than income taxes	1,243	244

Federal deposit insurance	62	54

Amortization of goodwill and other intangibles	110	502

Impairment of goodwill	1,392	—

Other	3,915	2,234

Total	$14,541	$8,251

      Salaries and employee benefits increased to $6,893 and represented approximately 52.9% of total operating expenses (non-interest expense less amortization of intangibles) in the three months ended March 31, 2002 compared to 57.0% in the first quarter of 2001. The increase includes $980 of severance and benefit plan expenses and the remaining increase is attributed to the merger with UNB Corp.

      Net occupancy expense increased to $592 in the first quarter of 2002 from $510 in the first quarter of 2001 primarily due to additional expenses attributed to UNB Corp.

      Furniture, fixtures and equipment expense increased $43, for the first quarter of 2002. The increase was primarily due to depreciation expense attributed to fixed assets added by the merger with UNB Corp.

      Taxes other than income taxes for the quarter ended March 31, 2002 increased by $999 to $1,243 from $244 in the first quarter 2001. The increase was due to the recognition of the full year of Ohio Franchise tax expense for First National Bank of Zanesville to correspond with the ending of the Bank charter.

      Federal deposit insurance expense increased $8 to $62 in 2002 from $54 in the first quarter of 2001.

      Amortization of goodwill and other intangible assets decreased $392 in the first quarter of 2002 compared to the year ago period primarily as a result of SFAS No. 142, which was adopted January 1, 2002. Also, as part of SFAS No. 142, an expense of $1,392 was recognized for the impairment of goodwill related to the write down of $1,392 associated with prior acquisitions.

      Other non-interest expenses increased $1,681, to $3,915 during the first quarter of 2002 compared to $2,234 in the first quarter of 2001. Of this increase, $955 was related to a write down of other real estate owned that was acquired through loan foreclosures and $170 of merger related expenses due to the write down of fixed assets and other miscellaneous expenses. The remaining increase is attributed to the merger with UNB Corp.

      Provision for Income Taxes. There was a Federal income tax benefit of $433 for the three months ended March 31, 2002. This compares to a provision for Federal income taxes of $1,867, or 32.7% of pretax income, for the three months ended March 31, 2001. The effective tax rate for each period differed from the federal statutory rate principally as a result of tax-exempt income from obligations of states and political subdivisions and non-taxable loans, the non-deductibility, for tax purposes, of goodwill and core deposit intangible amortization expense, and earnings on bank- owned life insurance.

Asset Quality

      Non-performing Assets. To maintain the level of credit risk of the loan portfolio at an appropriate level, management sets underwriting standards and internal lending limits and provides for proper diversification of the portfolio by placing constraints on the concentration of credits within the portfolio. In monitoring the level of credit risk within the loan portfolio, management utilizes a formal loan review process to monitor, review, and consider relevant factors in evaluating specific credits in determining the adequacy of the allowance for possible loan losses. The Company’s banking subsidiary formally documents its evaluation of the adequacy of the allowance for possible loan losses on a quarterly basis and the evaluation is reviewed and discussed with its board of directors.

      Failure to receive principal and interest payments when due on any loan results in efforts to restore such loan to current status. Loans are classified as non-accrual when, in the opinion of management, full collection of principal and accrued interest is in doubt. Continued unsuccessful collection efforts generally lead to initiation of foreclosure or other legal proceedings. Property acquired by the Company as a result of foreclosure or by deed in lieu of foreclosure is classified as “other assets owned” until such time as it is sold or otherwise disposed of. The Company owned $3,934 of such property at March 31, 2002 compared to $910 at March 31, 2001.

      Non-performing loans totaled $13,652, or 0.72% of total loans, at March 31, 2002, compared to $11,190, or 1.03% of total loans, at March 31, 2001. Non-performing assets totaled $17,586, or 0.86% of loans and other assets owned at March 31, 2002, compared to $12,100, or 1.29%, at March 31, 2001. The increase resulted primarily from delinquency trends in general. Management of the Company is not aware of any material amounts of loans outstanding, not disclosed in the tables below, for which there is significant uncertainty as to the ability of the borrower to comply with present payment terms. The following is an analysis of the composition of non-performing assets and restructured loans:

	March 31,	March 31,
	2002	2001

	(Dollars in thousands)

Non-accrual	$10,025	$5,859

Accruing loans 90 days or more past due	3,627	5,331

Total non-performing loans	13,652	11,190

Other assets owned	3,934	910

Total non-performing assets	$17,586	$12,100

Restructured loans	$2,785	$2,898

Non-performing loans to total loans	0.72%	1.03%

Non-performing assets to total assets	0.67%	0.78%

Non-performing loans plus restructured loan to total loans	0.86%	1.29%

      Restructured loans consist of one loan that was restructured in May 1999 and has been performing in accordance with its restructured terms since such time.

      Allowance for Loan Losses. The Company records a provision necessary to maintain the allowance for possible loan losses at a level sufficient to provide for probable future credit losses. The provision is charged against earnings when it is established. An allowance for possible loan losses is established based on management’s best judgment, which involves a continuing review of prevailing national and local economic conditions, changes in the size and composition of the portfolio and review of individual problem credits. Growth of the loan portfolio, loss experience, economic conditions, delinquency levels, credit mix, and an evaluation of selected credits are factors that affect judgments concerning the adequacy of the allowance. Actual losses on loans are charged against the allowance.

      The allowance for loan losses totaled $26.7 million at March 31, 2002, representing 1.40% of total loans, compared to $10.6 million at December 31, 2001, or 1.03% of total loans. Net charge-offs for the three months ended March 31, 2002 were $1,631, compared to net charge-offs of $446 for the same period in 2001. The increase in net charge-offs for the 2002 period compared to 2001 is partially attributed to a weakening in economic conditions from the fourth quarter 2001 and write downs of impaired loans within the commercial and commercial real estate portfolios, which reflects management’s philosophy to reduce non-performing loans and assets.

      Charge-offs have been made in accordance with the Company’s standard policy and have occurred primarily in the commercial, commercial real estate and mortgage loan portfolios.

      The allowance for possible loan losses as a percentage of non-performing loans (“coverage ratio”) was 195.7% at March 31, 2002, compared to 90.9% at March 31, 2001. Although used as a general indicator, the coverage ratio is not a primary factor in the determination of the adequacy of the allowance by management, particularly given the extent to which the Company’s non-performing loans consist of single-family residential mortgage loans.

Comparison of March 31, 2002 and December 31, 2001 Financial Condition

      Total assets were $2.62 billion at March 31, 2002, an increase of $1.15 billion from December 31, 2001.

      Total securities increased by $111.5 million to $437.6 million from December 31, 2001. Both of these increases were primarily due to the merger with UNB Corp. The Company’s general investment strategy is to manage the portfolio to include rate sensitive assets, matched against interest sensitive liabilities to reduce interest rate risk. In recognition of this strategy, as well as to provide a secondary source of liquidity to accommodate loan demand and possible deposit withdrawals, the Company has chosen to classify the majority of its securities as available-for-sale. At March 31, 2002, 98.0% of the total securities portfolio was classified as available-for-sale, while those securities that the Company intends to hold to maturity represented the remaining 2.0%. This compares to 97.1% and 2.9% classified as available-for-sale and held to maturity, respectively, at December 31, 2001.

      Total loans increased $879.7 million to $1.91 billion at March 31, 2002. This increase was primarily due to the merger with UNB Corp.

      Total deposits increased to $1.86 billion at March 31, 2002 from $1.10 billion at December 31, 2001. The increase was due to the merger with UNB Corp. The Company continues to emphasize growth in its existing retail deposit base, provided incremental deposit growth is cost effective compared to alternative funding sources. Total interest-bearing deposits accounted for 90.0% of total deposits at March 31, 2002, compared to 92.4% at December 31, 2001.

      Short-term borrowings, including federal funds purchased, increased $101.3 million to $102.3 million at March 31, 2002, compared to $1.0 million at December 31, 2001. This increase was primarily due to the merger with UNB Corp. from sweep repurchase agreements and short term funding needs. Other borrowings increased $109.5 million to $329.0 million at March 31, 2002, compared to $219.6 million at December 31, 2001. This increase was primarily due to the merger with UNB Corp. This increase was partially offset by the payoff of the $7.0 million term loan.

Liquidity and Capital Resources

      The objective of liquidity management is to ensure the availability of funds to accommodate customer loan demand as well as deposit withdrawals while continuously seeking higher yields from longer term lending and investing opportunities. This is accomplished principally by maintaining sufficient cash flows and liquid assets along with consistent stable core deposits and the capacity to maintain immediate access to funds. These immediately accessible funds may include federal funds sold, unpledged marketable securities, reverse repurchase agreements or available lines of credit from the Federal Reserve Bank, Federal Home Loan Bank (FHLB), or other financial institutions. An important factor in the preservation of liquidity is the maintenance of public confidence, as this facilitates the retention and growth of a large, stable supply of core deposits.

      The Company’s principal source of funds to satisfy short-term liquidity needs comes from cash, due from banks, federal funds sold and borrowing capabilities through the FHLB as well as other sources. Changes in the balance of cash and due from banks are due to changes in volumes of federal funds sold, and the float and reserves related to deposit accounts, which may fluctuate significantly on a day-to-day basis. The securities portfolio serves as an additional source of liquidity for the Company. Securities with a market value of $428,998 were classified as available-for-sale as of March 31, 2002, representing 98.6% of the total securities portfolio. Classification of securities as available-for-sale provides for flexibility in managing net interest margin, interest rate risk, and liquidity.

      The Company’s bank subsidiary is a member of the FHLB. Membership provides an opportunity to control the bank’s cost of funds by providing alternative funding sources, to provide flexibility in the management of interest rate risk through the wide range of available funding sources, to manage liquidity via immediate access to such funds, and to provide flexibility through utilization of customized funding products to fund various loan and investment products and strategies.

      On October 18, 1999, the Company completed an offering of $20.0 million aggregate liquidation amount of 9.875% Capital Securities, Series A, due 2029. These securities represent preferred beneficial interests in BFOH Capital Trust I, a special purpose trust formed for the purpose of the offering. The proceeds from the offering were used by the Trust to purchase Junior Subordinated Deferrable Interest Debentures (“Debentures”) from the Company. Under Federal Reserve Board regulations, these Capital Securities may represent up to 25% of a bank holding company’s Tier 1 capital. The holders of the Capital Securities are entitled to receive cumulative cash distributions at the annual rate of 9.875% of the liquidation amount. Distributions are payable semi-annually on April 15 and October 15 of each year, beginning on April 15, 2000. The Company has fully and unconditionally guaranteed the payment of the Capital Securities, and payment of distributions on the Capital Securities. The Trust is required to redeem the Capital Securities on or, in certain circumstances, prior to October 15, 2029. There are no significant covenants or limitations with respect to the business of the Company that are contained in the instruments which govern the Capital Securities and the Debentures.

      Shareholders’ equity at March 31, 2002 was $283,048, compared to shareholders’ equity at December 31, 2001 of $116,506, an increase of $166,542. The merger with UNB Corp. contributed $174,581 to shareholder’s equity. This increase was partially offset by the net loss of $1,252, cash dividends paid of $2,892, and an increase of $3,536 on the unrealized losses on available for sale securities. The Company’s Board of Directors has approved a stock repurchase program authorizing management to repurchase up 550,000 common shares. The company expects to purchase shares from time to time in the open market as market conditions warrant.

      Under the risk-based capital guidelines, a minimum capital to risk-weighted assets ratio of 8.0% is required, of which, at least 4.0% must consist of Tier 1 capital (equity capital net of goodwill). Additionally, a minimum leverage ratio (Tier 1 capital to total assets) of 3.0% must be maintained. At March 31, 2002, the Company had a total risk-based capital ratio of 10.76%, of which 9.52% consisted of Tier 1 capital. The leverage ratio for the Company at March 31, 2002, was 11.50%.

      Cash dividends declared and paid to shareholders of the Company totaled $2.9 million, or $0.13 per share, during the first three months of 2002. This compares to dividends of $1.3 million, or $0.11 per share, for the same period in 2001.

      Considering the Company’s capital adequacy, profitability, available liquidity sources and funding sources, the Company’s liquidity is considered by management to be adequate to meet current and projected needs.

PART II — OTHER INFORMATION

Item 1.     Legal Proceedings

      None

Item 2.     Changes in Securities and Use of Proceeds

      None

Item 3.     Defaults upon Senior Securities

      Not Applicable

Item 4.     Submission of Matters to a Vote of Security Holders

      None

Item 5.     Other Information

      None

Item 6.     Exhibits and Reports on Form 8-K

(a)	Exhibits Required by Item 601 of Regulation S-K

Exhibit 3(a) — Articles of Incorporation, as amended (incorporated by reference to Appendix A to UNB Corp.’s Form S-4 dated October 15, 2001).

Exhibit 3(b) — Code of Regulations, (incorporated by reference to Exhibit (4)B to UNB Corp.’s registration statement on Form S-3 (No. 33-27471).

(c)	Reports on Form 8-K

Report on Form 8-K dated March 7, 2002 regarding the merger of BancFirst Ohio with UNB Corp.

Exhibit (11) — Computation of earnings per share.

Exhibit (20) — BancFirst Ohio Corp.’s December 31, 2001 audited financial statements.

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Unizan Financial Corp.
(Registrant)

Date	May 14, 2002	(Signed) /s/ Roger L. Mann

Roger L. Mann
President and
Chief Executive Officer

Date	May 14, 2002	(Signed) /s/ James J. Pennetti

James J. Pennetti
Executive Vice President and
Chief Financial Officer
(Principal Financial and Accounting Officer)