Form 10-Q/A
period 2002-03-31
UNIZAN FINANCIAL CORP
filed 2002-06-11
CIK 746481

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q/A

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Part 1. Financial Information
ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
PART II — OTHER INFORMATION

INDEX
UNIZAN FINANCIAL CORP.

PART I. FINANCIAL INFORMATION	PAGE NO.

Item 3. Quantitative and Qualitative Disclosures About Market Risk	1

PART II. OTHER INFORMATION

Signatures	3

UNIZAN FINANCIAL CORP.

ITEM 3:

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

     One of the most significant assumptions is the assignment of deposit balances without a stated maturity date to specific time frames. Since these deposits are subject to withdrawal on demand, and have rates that can be changed at any time, they could be considered immediately repriceable and assigned to the shortest maturity, resulting in a significant level of liability sensitivity. However, actual practice indicates that balances are withdrawn and replaced over a much longer time frame, and rates are modified less frequently and in smaller increments than changes which occur in financial market rates. Although the Corporation prefers to use a statistical analysis of historical deposit behavior to derive appropriate distributions of deposit balances over the simulation time horizon, in the current data non-maturity deposits are assigned a one-month maturity. The combined deposits of the merged company will be reanalyzed to provide a more accurate depiction of interest rate risk.

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

     At March 31, 2002, assuming an immediate, parallel 200 basis point shift in market yields, the Corporation’s net interest income for the next twelve months was calculated to decrease by approximately 2.56% if rates fell and decrease by 4.31% if rates rose. Since interest rates on deposit products are very low, the Corporation would not realize any significant future benefit from lower rates, but could see a continuing decrease in earning asset rates. The net present value of equity is defined as the difference between the present value of the Corporation’s assets and liabilities. In general, the present value of fixed rate financial instruments declines as market rate increase and increases as rates fall. Using the yield scenario defined above, the net present value of equity was forecasted to decline by 25.17% in a rising rate environment and to rise by 24.79% in a falling rate scenario. The duration of total assets was 33.6 months, compared to duration of total liabilities of 9 months, indicating that liabilities will both reprice faster than assets and change in value by a smaller amount than the assets over a similar time frame.

     Interest rate risk can be managed by using a variety of techniques, including selling existing assets or repaying liabilities, pricing loans and deposits to attract preferred maturities and developing alternative sources of funding or structuring new products to hedge existing exposures. In addition to these balance sheet strategies, the Corporation can also use derivative financial instruments such as interest rate swaps, caps, and floors to minimize the potential impact of adverse changes in interest rates. During the second quarter, the Corporation will continue to lengthen the duration of its liabilities by extending the term of maturing borrowings to minimize the effect of rising rates on future net interest income.

     The Corporation has four interest rate swaps on which it pays a fixed rate and receives a variable rate. One swap was executed as a hedge against fixed rate mortgages, which are held in the Corporation’s portfolio. The net cash flows and market value of the swaps move inversely with those of the fixed rate loans in the portfolio, which reduces the

1

Corporation’s exposure to changing interest rates. If rates rise, the Corporation receives net cash flows from the swap which compensates for the opportunity loss of holding an asset with a below market yield. Alternatively, the increase in the market value of the swap would balance the loss on the mortgage loans if the loans were sold. If rates fall, the net cash flows given up are offset by the increased value of assets with an above market yield. The gain that would be realized on the sale of the loans would counteract the loss on the termination of the interest rate swap. Three other swaps were executed to convert variable rate borrowings to a fixed rate, which reduces the risk of increased interest expense in a rising rate environment. The Corporation also maintains a portfolio of options on the S & P 500 to offset five-year certificate of deposit liabilities that are contractually linked to the index. At the end of March, the derivatives portfolio had a net loss of $1,816 on outstanding notional principal of $62,983.

2

PART II — OTHER INFORMATION

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Unizan Financial Corp. (Registrant)

Date	June 7, 2002	(Signed) /s/ Roger L. Mann Roger L. Mann President and Chief Executive Officer

Date	June 7, 2002	(Signed) /s/ James J. Pennetti James J. Pennetti Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

3