Form 10-Q
period 2002-06-30
UNIZAN FINANCIAL CORP
filed 2002-08-13
CIK 746481

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR
15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002

OR

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

Yes     X     No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

Class	Outstanding as of July 31, 2002

Common Stock, $1.00 Stated Value	22,042,017

INDEX
UNIZAN FINANCIAL CORP.

PAGE NO.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Consolidated Balance Sheets	1

Consolidated Statements of Income	2

Consolidated Statements of Comprehensive Income	3

Consolidated Statements of Cash Flows	4

Notes to Consolidated Financial Statements	5-12

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	13-21

Item 3. Quantitative and Qualitative Disclosures About Market Risk	22-23

PART II. OTHER INFORMATION

Other Information	24

Item 1. Legal Proceedings

Item 2. Changes in Securities and Use of Proceeds

Item 3. Defaults upon Senior Securities

Item 4. Submission of Matters to a Vote of Security Holders

Item 5. Other Information

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits on Item 601 of Regulation S-K

Signatures	25

Unizan Financial Corp.
CONSOLIDATED BALANCE SHEETS

(In thousands except per share data)	June 30,	December 31,
	2002	2001

ASSETS

Cash and cash equivalents	$78,708	$26,978

Interest bearing deposits with banks	1,967	906

Securities held-to-maturity, (Fair value:

$7,730 and $9,693, respectively)	7,433	9,421

Securities available-for-sale, at fair value	399,822	293,805

Federal Home Loan Bank stock, at cost	32,597	22,950

Loans originated and held for sale	8,200	10,455

Loans:

Commercial, financial and agricultural	251,058	105,590

Aircraft	134,483	—

Commercial real estate	563,469	432,840

Residential real estate	551,264	350,176

Consumer	409,469	140,431

Total loans	1,909,743	1,029,037

Less allowance for loan losses	(26,785)	(10,610)

Net loans	1,882,958	1,018,427

Premises and equipment, net	28,273	17,744

Goodwill	93,969	18,332

Other intangible assets	24,318	2,318

Accrued interest receivable and other assets	81,066	50,118

Total Assets	$2,639,311	$1,471,454

LIABILITIES

Deposits:

Noninterest bearing deposits	$183,037	$83,521

Interest bearing deposits	1,648,469	1,015,316

Total deposits	1,831,506	1,098,837

Short-term borrowings	98,291	1,000

Other borrowings	359,683	219,565

Accrued taxes, expenses and other liabilities	36,215	15,546

Company obligated mandatorily redeemable trust preferred	20,000	20,000

Total Liabilities	2,345,695	1,354,948

SHAREHOLDERS’ EQUITY

Common stock (2002 - $1.00 stated value, 100,000,000 shares authorized and 22,045,533 issued; 2001 - no par value, 20,000,000 shares authorized and 12,632,896 issued)	22,046	87,049

Paid-in capital	221,472	—

Retained earnings	51,771	49,820

Stock held by deferred compensation plan, 31,673 and 0 shares at cost	(597)	—

Treasury stock, 887 and 1,052,834 shares at cost	(18)	(17,991)

Accumulated other comprehensive income	(1,058)	(2,372)

Total Shareholders’ Equity	293,616	116,506

Total Liabilities and Shareholders’ Equity	$2,639,311	$1,471,454

See Notes to the Consolidated Financial Statements

Unizan Financial Corp.
CONSOLIDATED STATEMENTS OF INCOME

(In thousands except per share data)	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2002	2001	2002	2001

Interest income:

Interest and fees on loans:

Taxable	$33,271	$23,399	$56,917	$47,066

Tax exempt	55	18	80	36

Interest and dividends on securities Taxable	5,812	5,371	10,714	11,095

Tax exempt	393	330	747	659

Interest on bank deposits and federal funds sold	24	556	47	1,103

Total interest income	39,555	29,674	68,505	59,959

Interest expense:

Interest on deposits	11,228	13,590	21,389	27,834

Interest on borrowings	5,575	4,639	10,061	9,634

Total interest expense	16,803	18,229	31,450	37,468

Net interest income	22,752	11,445	37,055	22,491

Provision for loan losses	622	495	6,209	960

Net interest income after provision for loan losses	22,130	10,950	30,846	21,531

Other income:

Trust income	1,954	546	2,930	1,138

Financial planning income	448	258	720	557

Customer service fees	1,564	646	2,436	1,280

Gains on loans originated for sale	1,058	888	1,842	1,597

Security gains	—	92	—	195

Derivative instruments and hedging activity income/(expense)	(19)	11	136	(21)

Other operating income	2,335	926	3,416	2,006

Total other income	7,340	3,367	11,480	6,752

Other expenses:

Salaries, wages, pension and benefits	8,245	4,492	15,138	8,908

Occupancy expense	913	479	1,505	989

Furniture and equipment expense	535	294	869	585

Taxes other than income taxes	280	254	1,523	498

Goodwill amortization expense	123	281	154	561

Other intangible amortization expense	861	220	940	442

Impairment of goodwill	—	—	1,392	—

Other operating expense	5,462	2,378	9,439	4,666

Total other expenses	16,419	8,398	30,960	16,649

Income before income taxes	13,051	5,919	11,366	11,634

Provision for income taxes	4,044	1,957	3,611	3,824

Net Income	$9,007	$3,962	$7,755	$7,810

Earnings per share:

Basic	$0.41	$0.34	$0.43	$0.67

Diluted	$0.40	$0.34	$0.41	$0.67

Dividends per share	$0.13	$0.11	$0.26	$0.22

Weighted average shares outstanding:

Basic	22,043,924	11,618,394	18,230,526	11,631,862

Diluted	22,456,973	11,689,869	18,909,528	11,689,628

See Notes to the Consolidated Financial Statements

Unizan Financial Corp.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2002	2001	2002	2001

Net Income	$9,007	$3,962	$7,755	$7,810

Other comprehensive income, net of tax Unrealized gains/(losses) on derivatives	(157)	422	(157)	(796)

Unrealized gains/(losses) on securities:

Unrealized gains/(losses) arising during the period	5,007	(305)	1,471	1,383

Less: Reclassified adjustment for accumulated gains/(losses) included in net income	—	60	—	127

Unrealized gains/(losses) on securities	5,007	(245)	1,471	1,510

Comprehensive income	$13,857	$4,139	$9,226	$8,524

See Notes to the Consolidated Financial Statements

Unizan Financial Corp.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six months ended
(In thousands)	June 30,

	2002	2001

Cash flows from operating activities:

Net income/(loss)	$7,755	$7,810

Adjustments to reconcile net income to net cash from operating activities:

Depreciation and amortization	2,466	2,338

Provision for loan losses	6,209	960

Net securities gains	—	(195)

Loans originated for resale	(54,622)	(43,851)

Proceeds from sale of loan originations	56,877	39,918

Gains from sale of loans	(1,842)	(1,597)

Changes in:

Interest receivable	(851)	1,194

Interest payable	(135)	(1,966)

Other assets and liabilities, net	62	(3,239)

FHLB stock dividend	(735)	(779)

Net cash from operating activities	15,184	593

Cash flows from investing activities:

Net change in interest bearing deposits with banks	(1,061)	—

Net increase in funds sold	—	28,451

Proceeds from maturities of securities held to maturity	6,461	1,627

Proceeds from maturities of securities available for sale	63,817	34,974

Purchases of securities available for sale	(56,890)	(27,926)

Net decrease in loans made to customers	17,417	9,152

Net cash received in merger	46,492	—

Net increase in bank owned life insurance	(1,064)	—

Purchases of premises and equipment, net	(2,228)	(996)

Net cash from investing activities	72,944	45,282

Cash flows from financing activities:

Net change in deposits	(69,791)	17,811

Cash dividends paid, net of shares issued through dividend reinvestment	(5,803)	(2,550)

Purchase of treasury stock, net	(417)	(949)

Net change in Federal Home Loan Bank advances and other borrowings	39,613	(60,598)

Net cash from financing activities	(36,398)	(46,286)

Net change in cash and cash equivalents	51,730	(411)

Cash and cash equivalents at beginning of year	26,978	32,511

Cash and cash equivalents at end of period	$78,708	$32,100

Supplemental cash flow disclosures:

Income taxes paid	$5,700	$2,100

Interest paid	$31,573	$39,843

Merger with UNB Corp. through issuance of common stock	174,581

See the Notes to the Consolidated Financial Statements

UNIZAN FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2002 (Unaudited)
(In thousands, except per share data)

The consolidated financial statements for interim periods are unaudited; however, in the opinion of management of Unizan Financial Corp. (“Company”), the accompanying consolidated financial statements contain all material adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position and results of operations and cash flows for the periods presented. The unaudited financial statements are presented in accordance with the requirements of Form 10-Q and do not include all disclosures normally required by accounting principles generally accepted in the United States of America. Reference should be made to UNB Corp.’s consolidated financial statements and notes thereto included in the annual report on Form 10-K for the year ended December 31, 2001 and BancFirst Ohio Corp.’s audited financial statements included as an exhibit to Company’s March 31, 2002 Form 10-Q for additional disclosures, including a summary of the Company’s accounting policies. The results of operations for the three month and six month periods ended June 30, 2002 are not necessarily indicative of the results to be expected for the full year.

1)	BASIS OF PRESENTATION:

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany transactions and accounts have been eliminated in consolidation. Unless otherwise indicated, dollars are in thousands except per share data.

2)	NEW ACCOUNTING PRONOUNCEMENTS

In July 2001, the FASB issued SFAS No. 141, “Business Combinations” and SFAS No. 142, “Goodwill and Other Intangible Assets”. SFAS No. 141 requires that all business combinations be accounted for using the purchase method. This statement applies to business combinations initiated after June 30, 2001. The merger between BancFirst Ohio Corp. and UNB Corp. was accounted for as a purchase. SFAS No. 142, which was adopted January 1, 2002, addresses the accounting for such assets arising from prior and future business combinations. Since the adoption of this Statement, goodwill arising from business combinations will no longer be amortized, but rather will be assessed regularly for impairment, with any such impairment recognized as a reduction to earnings in the period identified. Other identified intangible assets, such as core deposit intangible assets, will continue to be amortized over their estimated useful lives. As of June 30, 2002, goodwill of $1,084 generated from branch purchase transactions will continue to be amortized and the remaining goodwill of $92,885 will not be amortized, but rather will be tested for impairment. In the first quarter of 2002, the Company recognized $1,392 in expense for the impairment of goodwill from prior acquisitions by both BancFirst Ohio Corp. and UNB Corp. Net income adjusted to remove the effect of the goodwill amortization expense recognized would have been $4,243, or $0.36 diluted earnings per share, for the second quarter of 2001 and $8,371, or $.72 diluted earnings per share, for the six month period ended June 30, 2001.

In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” which amends SFAS No. 121 by addressing business segments accounted for as a discontinued operation under Accounting Principles Board Opinion No. 30. This Statement is effective for fiscal years beginning after December 15, 2001. The effect of this Statement on the financial position and results of operations of the Corporation is not expected to be material.

The FASB recently issued Statements 145 and 146. Statement 145 covers debt extinguishments and leases, and made some minor technical corrections. Gains and losses on extinguishments of debt, always treated as an extraordinary item under a previous standard, will now no longer be considered extraordinary, except under very limited conditions. If a capital lease is modified to an operating, then it will now be treated as a sale leaseback instead of a new lease. Statement 146 covers accounting for costs associated with exit or disposal activities, such as lease termination costs or employee severance costs. The Statement replaces EITF 94-3, and is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. It requires these costs to be recognized when they are incurred rather than at the date of commitment to an exit or disposal plan. Management does not expect the effects of adoption of these statements to be material.

3)	MERGER

On March 7, 2002, the Company completed a merger between BancFirst Ohio Corp, and UNB Corp. In connection with the merger, UNB Corp. issued 1.325 shares of common stock in exchange for each share of BancFirst common stock. The purchase price was valued at $175 million and the value of the 11.6 million shares issued was based on the average price of UNB Corp. stock for three days before and two days after the terms of the merger were agreed to and announced. Cash was paid for any fractional shares.

The merger is being accounted for as a purchase of UNB Corp. Accordingly, UNB Corp.’s results of operations have been included from the date of the merger. The merger creates a financial services holding company with total assets of $2.6 billion, and deposits of $1.9 billion. As a result of the merger, management believes that the combination of the companies is a complementary strategic fit of the existing businesses and enables Unizan to compete more effectively with other financial institutions in the Company’s existing markets. In addition, the Company entered into the merger for the following reasons:

•	expands market area and creates critical mass

•	enhances ability to compete and broadens product range

•	expected to be accretive to per share earnings

•	increases liquidity for the sale of common stock

•	provides an additional platform for further growth and improves cross selling opportunities.

The following table summarizes the fair values of the assets acquired and liabilities assumed at the date of the acquisition. Unizan is in the process of obtaining valuations of certain intangible assets; thus, the allocation of the purchase price is subject to refinement.

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

The following table summarizes the pro-forma results of operations for the six months ended June 30, 2002 and 2001 as if UNB Corp. had been acquired as of the beginning of such period:

	2002	2001

Net interest income	$45,290	$43,147

Net income/(loss)	(362)	15,814

Basic earnings per share	(.02)	.72

Diluted earnings per share	(.02)	.71
The pro-forma results for the six months ended June 30, 2002 include merger related expenses recognized by UNB Corp. prior to the merger.

4)	COMPUTATION OF EARNINGS PER SHARE

The computation of earnings per share is as follows. All share and per share amounts have been adjusted to give effect to the exchange of one BancFirst share for 1.325 shares of UNB Corp. stock.

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2002	2001	2002	2001

Actual weighted average common Shares outstanding	22,044	11,618	18,231	11,632

Dilutive common stock equivalents:

Stock options	377	45	643	31

Bonus shares — Company match	36	27	36	27

Weighted average common shares Outstanding adjusted for dilutive common Stock equivalents	22,457	11,690	18,910	11,690

Net income	$9,007	$3,962	$7,755	$7,810

Basic earnings per share	$0.41	$0.34	$0.43	$0.67

Diluted earnings per share	$0.40	$0.34	$0.41	$0.67

5)	SECURITIES

The amortized cost and fair value of securities are as follows:

		June 30, 2002
	Amortized	Gross Unrealized	Gross Unrealized
	Cost	Gains	Losses	Fair Value

Securities available-for-sale:

U.S. Treasury securities	$1,104	$12	$—	$1,116

Securities of other government agencies	22,161	24	(3)	22,182

Obligations of states and political subdivisions	31,246	408	(354)	31,300

Corporate obligations	57,903	620	(4,058)	54,465

Mortgage-backed and related securities	269,124	5,565	(323)	274,366

Other securities	17,312	2	(921)	16,393

Total securities available-for-sale	$398,850	$6,631	$(5,659)	$399,822

Securities held-to-maturity:

Obligations of states and political subdivisions	$855	$22	$—	$877

Industrial revenue bonds	98	—	—	98

Mortgage-backed securities	6,480	275	—	6,755

Total securities held-to-maturity	$7,433	$297	$—	$7,730

		December 31, 2001
	Amortized	Gross Unrealized	Gross Unrealized
	Cost	Gains	Losses	Fair Value

Securities available-for-sale:

U.S. Treasury securities	$250	$4	$—	$254

Securities of other government agencies	3,061	44	—	3,105

Obligations of states and political subdivisions	28,083	90	(743)	27,430

Corporate obligations	61,416	241	(4,779)	56,878

Mortgage-backed and related securities	188,603	4,499	(535)	192,567

Other securities	13,683	12	(124)	13,571

Total securities available-for-sale	$295,096	$4,890	$(6,181)	$293,805

Securities held-to-maturity:

Obligations of states and political subdivisions	$857	$22	$—	$879

Industrial revenue bonds	195	—	—	195

Mortgage-backed securities	8,369	259	(9)	8,619

Total securities held-to-maturity	$9,421	$281	$(9)	$9,693

The amortized cost and fair value of debt securities at June 30, 2002, by contractual maturity, are shown below. Actual maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	June 30, 2002
	Amortized
	Cost	Fair Value

Securities available-for-sale:

Within one year	$21,777	$21,784

After one year through five years	14,539	14,583

After five years through ten years	2,490	2,618

After ten years	73,608	70,078

Sub-total	112,414	109,063

Mortgage-backed and related securities	269,124	274,366

Other non-maturity securities	17,312	16,393

Sub-total	286,436	290,759

Total securities available-for-sale	$398,850	$399,822

Securities held-to-maturity:

Within one year	$618	$621

After one year through five years	335	354

Sub-total	953	975

Mortgage-backed securities	6,480	6,755

Total securities held-to-maturity	$7,433	$7,730

6)	ALLOWANCE FOR LOAN LOSSES:

An analysis of activity in the allowance for loan losses is as follows:

	June 30,
	2002	2001

Balance at beginning of period	$10,610	$10,150

Acquired allowance for loan losses	12,148	—

Provision for loan losses	6,209	960

Loans charged off	(3,004)	(1,023)

Loan recoveries	822	176

Balance at end of period	$26,785	$10,263

         Impaired loans are as follows:

June 30, 2002

Impaired loans	$53,805

Amount of allowance allocated	15,632

At December 31, 2001, the recorded investment in loans considered impaired and the interest income recognized related thereto was not material.

7)	PREMISES AND EQUIPMENT:

Premises and equipment are summarized below:

	June 30, 2002	December 31, 2001

Land	$4,512	$2,896

Buildings and improvements	21,870	17,251

Furniture, fixture and equipment	19,368	13,586

	45,750	33,733

Less accumulated depreciation and amortization	17,477	15,989

Premises and equipment, net	$28,273	$17,744

Total depreciation expense was $917 and $550 for the three months ended June 30, 2002 and 2001, respectively and $1,531 and $1,078 for the six months ended June 30, 2002 and 2001, respectively.

8)	DEPOSITS:

A summary of deposits is as follows:

	June 30, 2002	December 31, 2001

Demand, non-interest bearing	$183,037	$83,521

Demand, interest bearing	266,362	166,853

Savings	433,868	171,430

Time, $100 and over	233,595	194,364

Time, other	714,644	482,669

	$1,831,506	$1,098,837

Time deposits, other includes brokered deposits of $17,772 and $7,395 at June 30, 2002 and December 31, 2001, respectively.

At June 30, 2002, stated maturities of time deposits are as follows:

2002	$390,143

2003	283,267

2004	144,280

2005	52,714

2006	34,078

Thereafter	43,757

Total	$948,239

9)	OTHER BORROWINGS:

Other borrowings consist of Federal Home Loan Bank borrowings, repurchase agreements, two lines of credit borrowing arrangements and a capital lease.

Pursuant to collateral agreements with the FHLB, advances are secured by FHLB stock and qualifying first mortgage loans. At June 30, 2002, FHLB advances outstanding were comprised of the following:

Maturity	Interest Rate	Amount

Wiithin 1 year	3.64%	$70,224

1 year thru 2 years	5.82	44,350

2 years thru 3 years	6.31	32,124

3 years thru 4 years	4.73	42,036

4 years thru 5 years	5.00	27,290

More than 5 years	4.82	80,470

Total		$296,494

FHLB advances must be secured by eligible collateral as specified by the FHLB. Accordingly, the Company has a blanket pledge of its first mortgage loan portfolio as collateral for the advances outstanding at June 30, 2002 with a required minimum ratio of collateral to advances of 135%. Also, the Company’s investment in FHLB stock of $32,597 at June 30, 2002 is pledged as collateral for outstanding advances. At June 30, 2002, the maximum dollar amount of FHLB advance borrowings available to the Bank was $325,946.

The Company also has maximum borrowing arrangements of $22 million with a national financial institution consisting of two lines of credit. The total outstanding balance at June 30, 2002 was $18 million. Unizan Banc Financial Services, Inc. (UBFS) arranged a $12 million line of credit to fund loan growth. At June 30, 2002, the outstanding balance was $11 million. The interest on each draw is variable and is priced off an index plus a spread. The loan agreement calls for quarterly interest payments and is secured by a first security agreement on UBFS receivables, the unconditional guarantee of Unizan Financial Corp., and an intercreditor agreement with Unizan Bank, National Association. The Parent Company arranged an unsecured $10 million line of credit for liquidity purposes and to facilitate additional investment in subsidiaries. At June 30, 2002, the outstanding balance was $7 million. The interest rate is priced off the Federal Funds Rate plus 0.85% per annum and is paid quarterly.

At June 30, 2002, the Company had $45,000 in term repurchase agreements with Salomon Brothers, Inc. under which the Company sold mortgage-backed and related securities classified as available-for-sale with a fair value of $49,659 at June 30, 2002. The repurchase agreements had a weighted average maturity of 5.9 years at June 30, 2002. Also, such repurchase agreements at June 30, 2002 are callable at the option of the counter-party. The securities are held at Salomon Brothers, Inc.

10)	COMPANY OBLIGATED MANDATORILY REDEEMABLE TRUST PREFERRED:

On October 18, 1999, the Company completed an offering of $20,000 aggregate liquidation amount of 9.875% Capital Securities, Series A, due 2029. These securities represent preferred beneficial interests in BFOH Capital Trust I, a special purpose trust formed for the purpose of the offering. The Trust’s obligations under the Capital Securities issued are fully and unconditionally guaranteed by the Company. The proceeds from the sale of the Capital Securities of the Trust, as well as the proceeds from the issuance of common securities to the Company, were utilized by the Trust to invest in $20,619 of 9.875% Junior Subordinated Debentures (the “Debentures”) of the Company. The Debentures are unsecured obligations and rank subordinate and junior to the right of payment to all indebtedness, liabilities and obligations of the Company. The Debentures represent the sole assets of the Trust. Interest on the Capital Securities is cumulative and payable semi-annually in arrears. The Company has the right to optionally redeem the Debentures prior to the maturity date of October 15, 2029, on or after October 15, 2009 at 104.938% (declining annually thereafter to 100% after October 15, 2019) of the stated liquidation amount, plus accrued and unpaid distributions, if any, to the redemption date. Under the occurrence of certain events, specifically a Tax Event, Investment Company Event or Capital Treatment Event as more fully defined in the BFOH Capital Trust I Prospectus dated October 13, 1999, the Company may redeem in whole, but not in part, the Debentures prior to October 15, 2009. Proceeds from any redemption of the Debentures would cause a mandatory redemption of the Capital Securities and the common securities having an aggregate liquidation amount equal to the principal amount of the Debentures redeemed. The Company’s liability is fully recorded on the balance sheet at June 30, 2002.

The Trust is a wholly owned subsidiary of the Company, has no independent operations and has issued securities that contain a full and unconditional guarantee of its parent, the Company. The Trust is exempt from the reporting requirements of the Securities Exchange Act of 1934.

11)	STOCK INCENTIVE PLAN:

In 1987, the shareholders approved a Stock Option and Performance Unit Plan reserving 764,040 shares of common stock, adjusted for stock dividends and splits, for the granting of options to executive officers and other senior management personnel. Options are not exercisable for at least four years from the date of grant and are not fully exercisable until six years from the date of grant. The duration of the exercise period is ten years. In 1997, the shareholders approved a Stock Option Plan reserving 1,000,000 shares of common stock, adjusted for stock dividends and splits for the granting of options to directors and employees of the Corporation and its affiliates. The duration of the exercise period is ten years. In accordance with provisions of the Plan, upon a change in control, as defined in the Plan, all options outstanding at the time of such change in control fully vested and became 100% exercisable. The summary of stock option activity is as follows:

		Weighted Average	Range of Option
1987 Plan	Options Outstanding	Exercise Price	Price per Share

December 31, 2000	291,306	$8.76	$4.76	$15.00

Less:

Stock options forfeited	6,400	15.00	15.00	15.00

Stock options exercised	18,896	7.18	4.76	11.00

December 31, 2001	266,010	8.72	6.00	15.00

Less:

Stock options exercised	2,720	7.25	7.25	7.25

June 30, 2002	263,290	$8.74	6.00	15.00

		Weighted Average	Range of Option
1997 Plan	Options Outstanding	Exercise Price	Price per Share

December 31, 2000	429,235	$16.61	$12.69	$20.25

Options granted	258,884	12.88	12.83	13.62

Less:

Stock options forfeited	18,878	19.54	15.69	20.25

Stock options exercised	17,739	13.32	12.69	15.69

December 31, 2001	651,502	15.13	12.69	20.25

Options granted	206,998	18.43	18.40	20.00

Less:

Stock options exercised	17,903	14.25	12.83	18.40

Stock options forfeited	1,323	18.40	18.40	18.40

June 30, 2002	839,274	$15.96	12.69	20.25

The weighted average remaining option life for outstanding options issued under the 1987 Stock Option Plan is 1.9 years. The weighted average remaining option life for outstanding options issued under the 1997 Stock Option Plan is 7.9 years.

For options granted during 2002 and 2001, the weighted-average fair values at the grant dates are as follows:

	2002	2001

Nonqualified Stock Options-

Immediate Vesting

Exercise Price	$18.55	$13.62

Fair Value	2.16	2.29

Nonqualified Stock Options-

Delayed Vesting

Exercise Price	$18.40	$12.83

Fair Value	2.77	1.37

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

		Weighted Average		Weighted Average
	Options Outstanding	Exercise Price	Options Exercisable	Exercise Price

December 31, 2000	607,805	$16.58	153,829	$19.34

Options granted	271,002	17.63

Less:

Stock options forfeited	31,751	15.46

December 31, 2001	847,056	$16.96	287,598	$17.65

Less:

Stock options forfeited	21,315	17.99

Stock options exercised	75,476	15.70

June 30, 2002	750,265	$17.19	750,265	$17.19

The following table summarizes information about stock options outstanding at June 30, 2002:

		Average Remaining	Average Exercise
		Contractual Life	Price – Options
Exercise Price Range	Options Outstanding	(Years)	Outstanding

$10.00 to $15.00	204,316	18.5	$12.43

$15.01 to $19.00	368,002	18.6	17.76

$19.01 to $22.00	103,962	16.4	20.06

$22.01 to $25.00	73,985	16.5	23.52

Total	750,265	18.1	$17.19

SFAS No. 123 requires pro forma disclosures for companies that do not adopt its fair value accounting method for stock-based employee compensation. Accordingly, as of June 30, 2002, pro forma net income was $6,736, pro forma basic earnings per share was $0.37 and pro forma diluted earnings per share was $0.36. Compensation cost actually recognized for stock options was $0 for 2002 and 2001.

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

Overview

         Unizan Financial Corp. was formed as a result of the merger between BancFirst Ohio Corp. and UNB Corp. that was completed on March 7, 2002. This merger was accounted for under the purchase method of accounting for business combinations. Accordingly, the financial results include Unizan’s results since March 7, 2002, and BancFirst Ohio Corp.’s results prior to the merger. The historical numbers reported for comparison purposes reflect BancFirst Ohio Corp.’s results.

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

Unizan Financial Corp.

Average Balance Sheet and Related Yields

	Three Months Ended June 30,
	2002			2001

	Average	Income/		Average	Income/
(dollars in thousands)	Balance	Expense	Rate (1)	Balance	Expense	Rate (1)

Interest-earning assets

Interest bearing deposits and federal funds sold	$2,588	$24	3.72%	50,298	$2,230	4.43%

Securities	426,461	6,417	6.04%	326,658	23,597	7.22

Total loans	1,902,175	33,340	7.03%	1,088,822	93,973	8.63

Total interest-earning assets (2)	2,331,224	39,781	6.84	1,465,778	119,800	8.17

Nonearning assets:

Cash and due from banks	67,779			25,368

Other nonearning assets	227,832			86,115

Allowance for loan losses	(27,069)			(10,263)

Total assets	$2,599,766			$1,566,998

Interest bearing liabilities:

Demand deposits	$254,325	889	1.40%	$130,731	3,927	3.00%

Savings deposits	439,237	1,662	1.52%	162,893	4,777	2.93

Time deposits	950,065	8,677	3.66%	776,360	45,805	5.90

Other borrowings	443,717	5,575	5.04%	296,389	18,607	6.28

Total interest bearing liabilities	2,087,344	16,803	3.23	1,366,373	73,116	5.35

Noninterest bearing liabilities:

Demand deposits	180,587			72,456

Other liabilities	40,043			17,407

Shareholders’ equity	291,792			110,762

Total liabilities and equity	$2,599,766			$1,566,998

Net interest income (FTE)		$22,978			$46,684

Net interest margin (3)			3.95%			3.18%

[Additional columns below]

[Continued from above table, first column(s) repeated]

	Six Months Ended June 30,
	2002			2001

	Average	Income/		Average	Income/
(dollars in thousands)	Balance	Expense	Rate (1)	Balance	Expense	Rate (1)

Interest-earning assets

Interest bearing deposits and federal funds sold	5,380	$47	1.76%	44,349	$1,103	5.02%

Securities	392,769	11,783	6.05	328,409	12,119	7.44

Total loans	1,582,962	57,027	7.26	1,090,248	47,125	8.72

Total interest-earning assets (2)	1,981,111	68,857	7.01	1,463,006	60,347	8.32

Nonearning assets:

Cash and due from banks	52,258			26,029

Other nonearning assets	176,771			85,382

Allowance for loan losses	(20,643)			(10,235)

Total assets	$2,189,497			$1,564,182

Interest bearing liabilities:

Demand deposits	$222,047	1,704	1.55%	$107,817	1,527	2.86%

Savings deposits	347,154	2,700	1.57	165,633	2,564	3.12

Time deposits	847,307	16,985	4.04	787,396	23,743	6.08

Other borrowings	369,422	10,061	5.49	305,001	9,634	6.37

Total interest bearing liabilities	1,785,930	31,450	3.55	1,365,847	37,468	5.53

Noninterest bearing liabilities:

Demand deposits	141,867			72,285

Other liabilities	31,279			15,882

Shareholders’ equity	230,421			110,168

Total liabilities and equity	$2,189,497			$1,564,182

Net interest income (FTE)		$37,407			$22,879

Net interest margin (3)			3.81%			3.15%

(1)	Calculated on an annualized basis.

(2)	Interest income is computed on a fully tax equivalent (FTE) basis, using a tax rate of 35%.

(3)	The net interest margin represents net interest income as a percentage of average interest-earning assets.

Comparison of Operating Results For The Three Months Ended June 30, 2002 and 2001

         Net Income. Net income for the second quarter was $9,007, or $.40 per diluted share. This compares with net income of $3,962, or $.34 per diluted share for the second quarter of 2001. The second quarter of 2002 results were impacted by the merger between BancFirst Ohio Corp. and UNB Corp. Since the transaction was accounted for as a purchase of UNB Corp. by BancFirst, the operating results include the operations of BancFirst for the entire year and only the operating results of UNB from March 8, 2002 through June 30, 2002. During the second quarter, net interest income increased by 98.8% and non-interest income increased by 118.0%, as compared to the same period in 2001. The net interest margin increased to 3.95% for the second quarter of 2002, compared to 3.18% for the same period in 2001. Also, the net interest margin continued to increase from 3.60% in the first quarter of 2002, to 3.95% in the second quarter of 2002. The improvement in the net interest margin was primarily from lower cost of funds due to the decline in market interest rates. The Company’s return on average assets and return on average equity were 1.39% and 12.38%, respectively, in the second quarter of 2002, compared to 1.01% and 14.35%, respectively, for the second quarter of 2001.

         Interest Income. Total interest income increased 33.3% to $39,555 for the three months ended June 30, 2002, compared to $29,674 for the second quarter of 2001. The increase was primarily related to the increase in average interest-earning assets added from the merger with UNB Corp. During the second quarter of 2002, the yield on interest-earning assets declined by 133 basis points from the same period in 2001. The Company’s yield on average loans was 7.03% for the three months ended June 30, 2002 and 8.63% for the comparable year ago period. Yields on the securities portfolio decreased from 7.22% during the second quarter of 2001 to 6.04% during the second quarter of 2002. The decrease in the yields on loans and securities resulted primarily from lower market rates throughout 2002.

         Interest Expense. Total interest expense decreased 7.8% to $16,803 for the three months ended June 30, 2002, compared to $18,229 for the three months ended June 30, 2001. Interest expense decreased due to a 212 basis point decrease in the Company’s cost of funds. The Company’s cost of funds decreased to 3.23% in the three months ended June 30, 2002 compared to 5.35% in the same period of 2001. The decrease in cost of funds was primarily from decreased market rates combined with the maturing of higher costing certificates of deposit that are being renewed at lower current rates.

         Provision for Loan Losses. The provision for loan losses was $622 for the three months ended June 30, 2002, compared to $495 in the second quarter of 2001. The increased provision in 2002 resulted primarily from the Company’s review of general economic conditions and uncertainties and an updated analysis of the Company’s loan portfolio. The provision for loan losses was considered sufficient by management for maintaining an adequate allowance for loan losses.

         Non-Interest Income. Total non-interest income increased $3,973 for the three months ended June 30, 2002, compared to the same period a year ago. The following table sets forth the Company’s non-interest income for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2002	2001	2002	2001

Trust and custodian fees	$1,954	$546	$2,930	$1,138

Customer service fees	1,564	646	2,436	1,280

Financial planning fees	448	258	720	557

Gains on sales of loans	1,058	888	1,842	1,597

Securities gains, net	—	92	—	195

Derivative instruments and hedging activity income/(expense)	(19)	11	136	(21)

Other	2,335	926	3,416	2,006

Total	$7,340	$3,367	$11,480	$6,752

         Trust and custodian fees increased by $1,408 to $1,954 in the second quarter of 2002 from $546 in the second quarter of 2001, and financial planning fees increased to $448 in the second quarter of 2002 from $258 from the same period a year ago. The increase in trust and financial planning fees was primarily related to the fee income added from the merger with UNB Corp.

         Customer service fees, representing service charges on deposits and fees for other banking services, increased by $918 to $1,564 in the second quarter of 2002 from $646 in the second quarter of 2001. The increase was attributed to the merger with UNB Corp.

         Gains on sales of loans totaled $1,058 for the three months ended June 30, 2002 compared to $888 for the three months ended June 30, 2001. During the second quarter of 2002, the Company sold $7.6 million of the guaranteed portion of its SBA and other government guaranteed loan originations in the secondary market compared to $8.9 million during the second quarter of 2001, realizing gains of $685 in 2002 and $637 in 2001. Also, the Company recorded gains of $373 from the sales of residential loans during the second quarter of 2002 compared to $251 in 2001. Residential loan sale activity increased in the second quarter of 2002 compared to the year ago period as a result of lower market rates.

         The Company intends to continue to place emphasis on its small business lending activities, including the evaluation of expansion into new markets. The nature of the political climate in Washington, D.C. may periodically subject many existing government programs to much scrutiny and possible cutbacks. It is not currently known whether the government guaranteed loan programs will be impacted. Management believes that any such cutbacks could negatively affect the Company’s activities in the government guaranteed lending programs as well as the planned expansion of such activities.

         During the second quarter of 2001, the Company sold approximately $5.3 million of securities, realizing gains of $92. The Company had no sales of securities during the second quarter of 2002.

         Other income increased by $1,409 to $2,335 for the second quarter of 2002 from $926 in the second quarter of 2001. Within other operating income, income from bank owned life insurance increased by $566, merchant fee income increased by $312 and interchange income increased by $130. Of the increase in bank owned life insurance, $291 was related to a death benefit recognized in the second quarter of 2002 and the remaining increases were attributed to the merger with UNB Corp.

         Non-Interest Expense. Total non-interest expense increased $8,021 to $16,419 in the three months ended June 30, 2002, compared to $8,398 in the three months ended June 30, 2001. The following table sets forth the Company’s non-interest expense for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2002	2001	2002	2001

Salaries and employee benefits	$8,245	$4,492	$15,138	$8,908

Net occupancy expense	913	479	1,505	989

Furniture, fixtures and equipment	535	294	869	585

Taxes other than income taxes	280	254	1,523	498

Amortization of goodwill	123	281	154	561

Amortization of other intangibles	861	220	940	442

Impairment of goodwill	—	—	1,392	—

Other	5,462	2,378	9,439	4,666

Total	$16,419	$8,398	$30,960	$16,649

         Salaries and employee benefits increased to $8,245 and represented approximately 53.4% of total operating expenses (non-interest expense less amortization of intangibles) for the three months ended June 30, 2002 compared to 56.9% in the second quarter of 2001. The increase is attributed to the merger with UNB Corp.

         Net occupancy expense increased to $913 in the second quarter of 2002 from $479 in the second quarter of 2002 primarily due to additional expenses attributed to facilities acquired from the merger with UNB Corp.

         Furniture, fixtures and equipment expense increased to $535 in the second quarter of 2002 from $294 in the second quarter of 2001 primarily due to depreciation expense attributed to fixed assets added by the merger with UNB Corp.

         Taxes other than income taxes for the quarter ended June 30, 2002 were $280 compared with $254 in the second quarter 2001.

         Amortization of goodwill and other intangible assets increased by $483 in the second quarter of 2002 compared to the year ago period. The increase was mainly attributed to the core deposit amortization related to the merger with UNB Corp. which was partially offset by the adoption of SFAS No. 142 on January 1, 2002.

         Other non-interest expenses increased $3,084, to $5,462 during the second quarter of 2002 compared to $2,378 in the second quarter of 2001. Of this increase, $117 was related to losses on sales of other real estate owned that were acquired through loan foreclosures. Also, the increase includes $566 of marketing and legal expenses related to the merger with UNB Corp. The remaining increase is attributed to the merger with UNB Corp.

         Provision for Income Taxes. The Company’s provision for Federal income taxes was $4,044, or 31.0% of pretax income, for the three months ended June 30, 2002 compared to $1,957, or 33.1% of pretax income, for the same period in 2001. The effective tax rate for each period differed from the federal statutory rate principally as a result of tax-exempt income from obligations of states and political subdivisions, non-taxable loans and earnings on bank-owned life insurance.

Comparison of Operating Results For The Six Months Ended June 30, 2002 and 2001

         Net Income. Net income for the six months ended June 30, 2002, was $7,755, or $.41 per diluted share compared with net income of $7,810, or $.67 per diluted share for the same period in 2001. Year-to-date 2002 results were significantly impacted by $4,200 of one time merger related expenses and a provision for loan loss expense of $6,209. The 2002 results were also impacted by the merger between BancFirst Ohio Corp. and UNB Corp. Since the transaction was accounted for as a purchase of UNB Corp. by BancFirst, the operating results include the operations of BancFirst for the entire year and only the operating results of UNB from March 8, 2002 through June 30, 2002. During the first six months of 2002, net interest income increased by 64.8% and non-interest income increased by 70.0%, as compared to the same period in 2001. For the six month period ended June 30, 2002, non-interest expense, excluding one time merger related expenses and the impairment of goodwill, totaled $26,495, an increase of 59.1% from the same period a year ago. The net interest margin increased to 3.81% for the first six months of 2002, compared to 3.15% for the same period in 2001. The improvement in the net interest margin was primarily from lower cost of funds due to the decline in market interest rates. The Company’s return on average assets and return on average equity were 0.71% and 6.79%, respectively, in 2002, compared to 1.01% and 14.30%, respectively, for the six months ended June 30, 2001.

         Interest Income. Total interest income increased 14.3% to $68,505 for the six months ended June 30, 2002, compared to $59,959 for the same period in 2001. The increase was primarily related to the increase in average interest-earning assets added from the merger with UNB Corp. During 2002, the yield on interest-earning assets declined by 131 basis points from the same period in 2001. The Company’s yield on average loans was 7.26% for the six months ended June 30, 2002 and 8.72% for the comparable year ago period. Yields on the securities portfolio decreased from 7.44% during the first six months of 2001 to 6.05% during the same period in 2002. The decrease in the yields on loans and securities resulted primarily from lower market rates throughout 2002.

         Interest Expense. Total interest expense decreased 16.1% to $31,450 for the six months ended June 30, 2002, compared to $37,468 for the six months ended June 30, 2001. Interest expense decreased due to a 198 basis point decrease in the Company’s cost of funds. The Company’s cost of funds decreased to 3.55% in the six months ended June 30, 2002 compared to 5.53% in the same period of 2001. The decrease in cost of funds was primarily from decreased market rates combined with the maturity of higher costing certificates of deposit that are being renewed at lower current rates.

         Provision for Loan Losses. The provision for loan losses was $6,209 for the six months ended June 30, 2002, compared to $960 in the same period in 2001. The increased provision in 2002 resulted primarily from the Company’s review of general economic conditions and uncertainties and a continual analysis of the Company’s loan portfolio. This led to an increase in specific allocations recognized based on deterioration in credit quality of specific credits and an increase in the non-specific allocation based on management’s analysis of current economic conditions. Also, it was management’s intention to reduce non-performing loans of the combined company which resulted in a reevaluation of expected losses as it works to cure non-performing assets quicker than previously anticipated. The provision for loan losses was considered sufficient by management for maintaining an adequate allowance for loan losses.

         Non-Interest Income. Total non-interest income was $11,480 for the six months ended June 30, 2002, compared to $6,752 for the six months ended June 30, 2001.

         Trust and custodian fees increased by $1,792 to $2,930 for the six months ended June 30, 2002 from $1,138 in the same period in 2001, and financial planning fees increased to $720 for the six months ended June 30, 2002 from $557 from the same period a year ago. The increase in trust and financial planning fees was primarily related to the fee income added from the merger with UNB Corp.

         Customer service fees, representing service charges on deposits and fees for other banking services, increased by $1,156 to $2,436 for the six months ended June 30, 2002 from $1,280 for the same period in 2001. The increase was attributed to the merger with UNB Corp.

         Gains on sales of loans totaled $1,842 for the six months ended June 30, 2002 compared to $1,597 for the six months ended June 30, 2001. During 2002, the Company sold $13.1 million of the guaranteed portion of its SBA and other government guaranteed loan originations in the secondary market compared to $15.1 million during the first six months of 2001, realizing gains of $1,183 in 2002 and $1,237 in 2001. Also, the Company recorded gains of $659 from the sales of residential loans during the first six months of 2002 compared to $360 in 2001. Residential loan sale activity increased during 2002 compared to the year ago period as a result of lower market rates. Also, the increase was attributed to the merger with UNB Corp.

         Securities gains of $195 were realized during the six months ended June 30, 2001 and the Company has had no sales of securities during 2002.

         Other income increased by $1,410 to $3,416 for the six months ended June 30, 2002 from $2,006 during the same period in 2001. Within other operating income, income from bank owned life insurance increased by $662, merchant fee income increased by $408 and interchange income increased by $158. Of the increase in bank owned life insurance, $291 was related to a death benefit recognized in 2002 and the remaining increases were attributed to the merger with UNB Corp.

         Non-Interest Expense. Total non-interest expense increased $14,311 to $30,960 for the six months ended June 30, 2002, compared to $16,649 for the six months ended June 30, 2001. Excluding one time merger related expenses and impairment of goodwill of $4,466, non-interest expense increased by $9,845 to $26,494 for the first six months of 2002.

         Salaries and employee benefits increased to $15,138 for the six months ended June 30, 2002 compared to $8,908 for the same period of 2001. The increase includes $980 of severance and benefit plan expenses and the remaining increase is attributed to the merger with UNB Corp.

         Net occupancy expense increased to $1,505 for the six months ended June 30, 2002 from $989 in the same period of 2001 primarily due to additional expenses attributed to UNB Corp.

         Furniture, fixtures and equipment expense increased to $869 for the six months ended June 30, 2002 from $585 in the same period of 2001 primarily due to depreciation expense attributed to fixed assets added by the merger with UNB Corp.

         Taxes other than income taxes for the six months ended June 30, 2002 were $1,523 compared with $498 in the same period of 2001. The increase was due to the recognition of the full year of Ohio Franchise tax expense for First National Bank of Zanesville to correspond with the ending of the Bank charter.

         Amortization of goodwill and other intangible assets increased by $91 for the six months ended June 30, 2002 compared to the year ago period. The increase was attributed to the core deposit amortization related to the merger with UNB Corp. which was partially offset by the adoption of SFAS No. 142 on January 1, 2002. Also, as part of SFAS No. 142, an expense of $1,392 was recognized for the impairment of goodwill related to the write down of $1,392 associated with prior acquisitions.

         Other non-interest expenses increased $4,773, to $9,439 during the six months ended June 30, 2002 compared to $4,666 in the same period in 2001. Of this increase, $1,072 was related to losses on sales and write down of other real estate owned that were acquired through loan foreclosures. Also, the increase includes $736 of marketing, legal and other miscellaneous expenses related to the merger with UNB Corp. The remaining increase is attributed to the merger with UNB Corp.

         Provision for Income Taxes. The Company’s provision for Federal income taxes was $3,611, or 31.8% of pretax income, for the six months ended June 30, 2002 compared to $3,824, or 32.9% of pretax income, for the same period in 2001. The effective tax rate for each period differed from the federal statutory rate principally as a result of tax-exempt income from obligations of states and political subdivisions, non-taxable loans and earnings on bank-owned life insurance.

Asset Quality

         Non-performing Assets. To maintain the level of credit risk of the loan portfolio at an appropriate level, management sets underwriting standards and internal lending limits and provides for proper diversification of the portfolio by placing constraints on the concentration of credits within the portfolio. In monitoring the level of credit risk within the loan portfolio, management utilizes a formal loan review process to monitor, review, and consider relevant factors in evaluating specific credits in determining the adequacy of the allowance for possible loan losses. The Company’s banking subsidiary formally documents its evaluation of the adequacy of the allowance for loan losses on a quarterly basis and the evaluation is reviewed and discussed with its board of directors.

         Failure to receive principal and interest payments when due on any loan results in efforts to restore such loan to current status. Loans are classified as non-accrual when, in the opinion of management, full collection of principal and accrued interest is in doubt. Continued unsuccessful collection efforts generally lead to initiation of foreclosure or other legal proceedings. Property acquired by the Company as a result of foreclosure or by deed in lieu of foreclosure is classified as “other assets owned” until such time as it is sold or otherwise disposed of. The Company owned $2,610 of such property at June 30, 2002 compared to $1,762 at June 30, 2001.

         Non-performing loans totaled $14,288, or 0.75% of total loans, at June 30, 2002, compared to $9,460, or 0.87% of total loans, at June 30, 2001. Non-performing assets totaled $16,898, or 0.88% of loans and other assets owned at June 30, 2002, compared to $11,222, or 1.17%, at June 30, 2001. Non-accrual loans were mainly comprised of $6,694 of residential mortgage loans, $1,037 of commercial loans, $2,326 of commercial real estate loans and $2,069 of SBA loans, of which $1,345 is guaranteed by the government. The increase resulted primarily from delinquency trends in general. Management of the Company is not aware of any material amounts of loans outstanding, not disclosed in the tables below, for which there is significant uncertainty as to the ability of the borrower to comply with present payment terms. The following is an analysis of the composition of non-performing assets and restructured loans:

	June 30, 2002	June 30, 2001

Non-accrual	$12,938	$6,082

Accruing loans 90 days or more past due	1,350	3,378

Total non-performing loans	14,288	9,460

Other assets owned	2,610	1,762

Total non-performing assets	$16,898	$11,222

Restructured loans	$2,755	$3,241

Non-performing loans to total loans	0.75%	0.87%

Non-performing assets to total assets	0.64%	0.74%

Non-performing assets to total loans plus other assets owned	0.88%	1.17%

         Restructured loans consist of one loan that was restructured in May 1999 and has been performing in accordance with its restructured terms since such time. The restructured loan is not included in non-performing assets.

         As of June 30, 2002, impaired loans were $53,805 compared with $28,844 at March 31, 2002. The increase in impaired loans was attributed to the downgrade of several commercial loans after a complete review and analysis of the borrower’s primary source of repayment and documentation related to that source of repayment.

         Allowance for Loan Losses. The Company records a provision necessary to maintain the allowance for loan losses at a level sufficient to provide for probable incurred credit losses. The provision is charged against earnings when it is established. An allowance for loan losses is established based on management’s best judgment, which involves a continuing review of prevailing national and local economic conditions, changes in the size and composition of the portfolio and review of individual problem credits. Growth of the loan portfolio, loss experience, economic conditions, delinquency levels, credit mix, and an evaluation of selected credits are factors that affect judgments concerning the adequacy of the allowance. Actual losses on loans are charged against the allowance.

         The allowance for loan losses totaled $26.8 million at June 30, 2002, representing 1.40% of total loans, compared to $10.6 million at December 31, 2001, or 1.03% of total loans. Net charge-offs for the six months ended June 30, 2002 were $2,182, compared to net charge-offs of $847 for the same period in 2001. The increase in net charge-offs for the 2002 period compared to 2001 is partially attributed to a weakening in economic conditions from the fourth quarter 2001 and write downs of impaired loans within the commercial and commercial real estate portfolios, which reflects management’s philosophy to reduce non-performing loans and assets.

         Charge-offs have been made in accordance with the Company’s standard policy and have occurred primarily in the commercial, commercial real estate and mortgage loan portfolios.

         The allowance for loan losses as a percentage of non-performing loans (“coverage ratio”) was 187.5% at June 30, 2002, compared to 108.5% at June 30, 2001. Although used as a general indicator, the coverage ratio is not a primary factor in the determination of the adequacy of the allowance by management, particularly given the extent to which the Company’s non-performing loans consist of single-family residential mortgage loans.

Comparison of June 30, 2002 and December 31, 2001 Financial Condition

         Total assets were $2.64 billion at June 30, 2002, an increase of $1.17 billion from December 31, 2001. Total securities increased by $104.0 million to $407.3 million from December 31, 2001. Both of these increases were primarily due to the merger with UNB Corp. The Company’s general investment strategy is to manage the portfolio to include rate sensitive assets, matched against interest sensitive liabilities to reduce interest rate risk. In recognition of this strategy, as well as to provide a secondary source of liquidity to accommodate loan demand and possible deposit withdrawals, the Company has chosen to classify the majority of its securities as available-for-sale. At June 30, 2002, 98.2% of the total securities portfolio was classified as available-for-sale, while those securities that the Company intends to hold to maturity represented the remaining 1.8%. This compares to 96.9% and 3.1% classified as available-for-sale and held to maturity, respectively, at December 31, 2001.

         Total loans increased $880.7 million to $1.91 billion at June 30, 2002. This increase was primarily due to the merger with UNB Corp.

         Total deposits increased to $1.83 billion at June 30, 2002 from $1.10 billion at December 31, 2001. The increase was due to the merger with UNB Corp. The Company continues to emphasize growth in its existing retail deposit base, provided incremental deposit growth is cost effective compared to alternative funding sources. Total interest-bearing deposits accounted for 90.0% of total deposits at June 30, 2002, compared to 92.4% at December 31, 2001.

         Short-term borrowings, including federal funds purchased, increased $97.3 million to $98.3 million at June 30, 2002, compared to $1.0 million at December 31, 2001. This increase was primarily due sweep repurchase agreements added from the Merger with UNB Corp. and short term funding needs. Other borrowings increased $140.1 million to $359.7 million at June 30, 2002, compared to $219.6 million at December 31, 2001. This increase was primarily due to the merger with UNB Corp. This increase was partially offset by the payoff of the $7.0 million term loan.

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

         The Company’s principal source of funds to satisfy short-term liquidity needs comes from cash, due from banks, federal funds sold and borrowing capabilities through the FHLB as well as other sources. Changes in the balance of cash and due from banks are due to changes in volumes of federal funds sold, and the float and reserves related to deposit accounts, which may fluctuate significantly on a day-to-day basis. The securities portfolio serves as an additional source of liquidity for the Company. Securities with a market value of $399,822 were classified as available-for-sale as of June 30, 2002, representing 98.2% of the total securities portfolio. Classification of securities as available-for-sale provides for flexibility in managing net interest margin, interest rate risk, and liquidity.

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

         Shareholders’ equity at June 30, 2002 was $293.6 million, compared to shareholders’ equity at December 31, 2001 of $116.5 million, an increase of $177.1 million. The merger with UNB Corp. contributed $174.6 million to shareholder’s equity. Shareholder’s equity also increased by net income of $7.8 million, an increase of $1.3 in other comprehensive income and these increases were partially offset by cash dividends paid of $5.8 million. The Company’s Board of Directors has approved a stock repurchase program authorizing management to repurchase up to 550,000 common shares. The company expects to purchase shares from time to time in the open market as market conditions warrant.

         Under the risk-based capital guidelines, a minimum capital to risk-weighted assets ratio of 8.0% is required, of which, at least 4.0% must consist of Tier 1 capital (equity capital net of goodwill). Additionally, a minimum leverage ratio (Tier 1 capital to total assets) of 3.0% must be maintained. At June 30, 2002, the Company had a total risk-based capital ratio of 10.80%, of which 9.56% consisted of Tier 1 capital. The leverage ratio for the Company at June 30, 2002, was 7.94%.

         Cash dividends declared and paid to shareholders of the Company totaled $5.8 million, or $0.26 per share, during the first six months of 2002. This compares to dividends of $2.6 million, or $0.22 per share, for the same period in 2001.

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

         At June 30, 2002, assuming an immediate, parallel 200 basis point shift in market yields, the Corporation’s net interest income for the next twelve months was calculated to decline if rates fell or if rates rose. Since interest rates on deposit products are very low, the Corporation would not realize any significant future benefit from lower rates, but could see a continuing decrease in earning asset rates. The net present value of equity is defined as the difference between the present value of the Corporation’ assets and liabilities. In general, the present value of fixed rate financial instruments declines as market rates increase and increases as rates fall. Using the yield scenario defined above, the net present value of equity was forecasted to decline in a rising rate environment and to rise in a falling rate scenario. The duration of total assets was 37.9 months, compared to a duration of total liabilities of 13 months, indicating that liabilities will both reprice faster than assets and change in value by a smaller amount than the assets over a similar time frame.

         Interest rate risk can be managed by using a variety of techniques, including selling existing assets or repaying liabilities, pricing loans and deposits to attract preferred maturities and developing alternative sources of funding or structuring new products to hedge existing exposures. In addition to these balance sheet strategies, the Corporation can also use derivative financial instruments such as interest rate swaps, caps, and floors to minimize the potential impact of adverse changes in interest rates. During the second quarter, the Corporation continued to lengthen the duration of its liabilities by extending the term of maturing borrowings to minimize the effect of rising rates on future net interest income.

         The Corporation has four interest rate swaps on which it pays a fixed rate and receives a variable rate. One swap was executed as a hedge against fixed rate mortgages, which are held in the Corporation’s portfolio. The net cash flows and market value of the swaps move inversely with those of the fixed rate loans in the portfolio, which reduces the Corporation’s exposure to changing interest rates. If rates rise, the Corporation receives net cash flows from the swap which compensates for the opportunity loss of holding an asset with a below market yield. Alternatively, the increase in the market value of the swap would balance the loss on the mortgage loans if the loans were sold. If rates fall, the net cash flows given up are offset by the increased value of assets with an above market yield. The gain that would be realized on the sale of the loans would counteract the loss on the termination of the interest rate swap. Three other swaps were executed to convert variable rate borrowings to a fixed rate, which reduces the risk of increased interest expense in a rising rate environment. The Corporation also maintains a portfolio of options on the S & P 500 to offset five-year certificate of deposit liabilities that are contractually linked to the index. At the end of June, the derivatives portfolio had a net loss of $2,883 on outstanding notional principal of $62,483.

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

Item 5. Other Information

         None

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits Required by Item 601 of Regulation S-K

Exhibit 3(a) – Articles of Incorporation, as amended (incorporated by reference to Appendix A to UNB Corp.’s Form S-4 dated October 15, 2001).

Exhibit 3(b) – Code of Regulations, (incorporated by reference to Exhibit (4)B to UNB Corp.’s registration statement on Form S-3 (No. 33-27471).

Exhibit 99.1 – Certification of Financial Results

Exhibit 99.2 – Certification of Financial Results

(c) Reports on Form 8-K

Report on Form 8-K dated July 19, 2002 regarding the sale of Chornyak & Associates, Inc.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Unizan Financial Corp. (Registrant)

Date	August 12, 2002	(Signed) /s/ Roger L. Mann Roger L. Mann President and Chief Executive Officer

Date	August 12, 2002	(Signed) /s/ James J. Pennetti James J. Pennetti Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)