Form 10-Q
period 2002-09-30
UNIZAN FINANCIAL CORP
filed 2002-11-13
CIK 746481

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR
15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

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

Yes      X        No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

Class	Outstanding as of October 31, 2002

Common Stock, $1.00 Stated Value	22,081,409

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
CONSOLIDATED BALANCE SHEETS
CONSOLIDATED STATEMENTS OF INCOME
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
CONSOLIDATED STATEMENTS OF CASH FLOWS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Item 2:
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS UNIZAN FINANCIAL CORP.
Item 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Item 4: CONTROLS AND PROCEDURES DISCLOSURE
PART II — OTHER INFORMATION
Signatures
EX-10.AB Severance Agrmt for Roger L. Mann
EX-10.AC Amended Salary Agrmt for Roger L. Mann
EX-10.AD Severance Agrmt for James Pennetti
EX-10.AE Amended Salary Agrmt for James Pennetti
EX-10.AF Severance Agrmt for Scott Dodds
EX-10.AG Amended Salary Agrmt for Scott Dodds
EX-10.AH Severance Agrmt for James Nicholson
EX-10.AI Severance Agrmt for Ed Cohn
EX-10.AJ Severance Agrmt for an Officer
EX-10.AK Severance Agrmt for James Baemel
EX-10.AL Severance Agrmt for Gary McGlaughlin
EX-10.AM Severance Agrmt for Thomas Selock
EX-99.1 Certification of Financial Results
EX-99.2 Certification of Financial Results

INDEX
UNIZAN FINANCIAL CORP.

PART I. FINANCIAL INFORMATION	PAGE NO.

Item 1. Financial Statements

Consolidated Balance Sheets	1

Consolidated Statements of Income	2

Consolidated Statements of Comprehensive Income	3

Consolidated Statements of Cash Flows	4

Notes to Consolidated Financial Statements	5-11

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	12-20

Item 3. Quantitative and Qualitative Disclosures About Market Risk	21-22

Item 4. Controls and Procedures Disclosure	22

PART II. OTHER INFORMATION

Other Information	23

Item 1. Legal Proceedings

Item 2. Changes in Securities and Use of Proceeds

Item 3. Defaults upon Senior Securities

Item 4. Submission of Matters to a Vote of Security Holders

Item 5. Other Information

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits on Item 601 of Regulation S-K

Signatures	24

Certifications	25-26

UNIZAN FINANCIAL CORP.
CONSOLIDATED BALANCE SHEETS

(In thousands except per share data)	September 30,	December 31,
	2002	2001

ASSETS

Cash and cash equivalents	$69,465	$26,978

Federal Funds Sold	32,100	260

Interest bearing deposits with banks	6	646

Securities held-to-maturity, (Fair value:

$6,937 and $9,693, respectively)	6,638	9,421

Securities available-for-sale, at fair value	408,764	293,805

Federal Home Loan Bank stock, at cost	32,987	22,950

Loans originated and held for sale	22,717	10,455

Loans:

Commercial, financial and agricultural	233,747	105,590

Aircraft	133,680	—

Commercial real estate	592,865	432,840

Residential real estate	519,985	350,176

Consumer	415,963	140,431

Total loans	1,896,240	1,029,037

Less allowance for loan losses	(26,600)	(10,610)

Net loans	1,869,640	1,018,427

Premises and equipment, net	27,732	17,744

Goodwill	92,383	18,871

Other intangible assets	22,992	1,779

Accrued interest receivable and other assets	81,695	50,118

Total Assets	$2,667,119	$1,471,454

LIABILITIES

Deposits:

Noninterest bearing deposits	$210,629	$83,521

Interest bearing deposits	1,726,898	1,015,316

Total deposits	1,937,527	1,098,837

Short-term borrowings	66,476	1,000

Other borrowings	301,897	219,565

Accrued taxes, expenses and other liabilities	41,699	15,546

Company obligated mandatorily redeemable trust preferred	20,000	20,000

Total Liabilities	2,367,599	1,354,948

SHAREHOLDERS’ EQUITY

Common stock (2002 - $1.00 stated value, 100,000,000 shares authorized and 22,085,052 issued; 2001 - no par value, 20,000,000 shares authorized and 12,632,896 issued)	22,085	87,049

Paid-in capital	221,739	—

Retained earnings	57,997	49,820

Stock held by deferred compensation plan, 83,734 and 0 shares at cost	(1,349)	—

Treasury stock, 3,487 and 1,052,834 shares at cost	(79)	(17,991)

Accumulated other comprehensive income	(873)	(2,372)

Total Shareholders’ Equity	299,520	116,506

Total Liabilities and Shareholders’ Equity	$2,667,119	$1,471,454

See Notes to the Consolidated Financial Statements

UNIZAN FINANCIAL CORP.
CONSOLIDATED STATEMENTS OF INCOME

(In thousands except per share data)	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2002	2001	2002	2001

Interest income:

Interest and fees on loans:

Taxable	$33,350	$22,469	$90,267	$69,535

Tax exempt	52	19	132	55

Interest and dividends on securities Taxable	5,596	5,096	16,310	16,191

Tax exempt	372	338	1,119	997

Interest on bank deposits and federal funds sold	49	49	96	1,152

Total interest income	39,419	27,971	107,924	87,930

Interest expense:

Interest on deposits	11,545	12,101	32,934	39,935

Interest on borrowings	5,468	4,272	15,529	13,906

Total interest expense	17,013	16,373	48,463	53,841

Net interest income	22,406	11,598	59,461	34,089

Provision for loan losses	930	510	7,139	1,470

Net interest income after provision for loan losses	21,476	11,088	52,322	32,619

Other Income:

Trust income	1,852	695	4,782	1,833

Financial planning income	59	193	779	750

Customer service fees	1,558	681	3,994	1,961

Gains on loans originated for sale	1,736	872	3,578	2,469

Security gains	—	68	—	263

Derivative instruments and hedging activity income/(expense)	16	(27)	152	(48)

Other operating income	1,724	942	5,140	2,948

Total other income	6,945	3,424	18,425	10,176

Other expenses:

Salaries, wages, pension and benefits	8,166	4,470	23,304	13,378

Occupancy expense	846	493	2,351	1,482

Furniture and equipment expense	599	265	1,468	850

Taxes other than income taxes	273	261	1,796	759

Goodwill amortization expense	123	280	277	841

Other intangible amortization expense	751	172	1,691	614

Impairment of goodwill	—	—	1,392	—

Other operating expense	4,392	2,550	13,831	7,216

Total other expenses	15,150	8,491	46,110	25,140

Income before income taxes	13,271	6,021	24,637	17,655

Provision for income taxes	4,275	1,971	7,886	5,795

Net income	$8,996	$4,050	$16,751	$11,860

Earnings per share:

Basic	$0.41	$0.35	$0.86	$1.02

Diluted	$0.40	$0.35	$0.83	$1.01

Dividends per share	$0.13	$0.11	$0.39	$0.33

Weighted average shares outstanding:

Basic	22,056,715	11,582,670	19,519,937	11,615,285

Diluted	22,590,539	11,684,285	20,150,547	11,687,828

See Notes to the Consolidated Financial Statements

UNIZAN FINANCIAL CORP.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2002	2001	2002	2001

Net Income	$8,996	$4,050	$16,751	$11,860

Comprehensive income, net of tax

Unrealized gains/(losses) on derivatives	(1,346)	(924)	(1,503)	(1,720)

Unrealized gains/(losses) on securities:

Unrealized gains/(losses) arising during the period	1,531	1,449	3,002	2,876

Less: Reclassified adjustment for accumulated gains/(losses) included in net income	—	44	—	171

Unrealized gains/(losses) on securities	1,531	1,493	3,002	3,047

Comprehensive income	$9,181	$4,619	$18,250	$13,187

See Notes to the Consolidated Financial Statements

UNIZAN FINANCIAL CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended
(In thousands)	September 30,

	2002	2001

Cash flows from operating activities:

Net income/(loss)	$16,751	$11,860

Adjustments to reconcile net income to net cash from operating activities:

Depreciation and amortization	3,019	3,462

Provision for loan losses	7,139	1,470

Net securities gains	—	(263)

Loans originated for resale	(147,299)	(64,369)

Proceeds from sale of loan originations	135,037	63,000

Gains from sale of loans	(3,578)	(2,469)

Changes in:

Interest receivable	(348)	792

Interest payable	169	(1,790)

Other assets and liabilities, net	5,591	(2,534)

FHLB stock dividend	(1,125)	(1,171)

Net cash from operating activities	15,356	7,988

Cash flows from investing activities:

Net change in interest bearing deposits with banks	640	—

Net increase in funds sold	(31,840)	30,120

Proceeds from maturities of securities held to maturity	7,240	2,958

Proceeds from maturities of securities available for sale	155,028	58,633

Purchases of securities available for sale	(153,687)	(39,631)

Net decrease in loans made to customers	30,915	16,408

Net cash received in merger	46,492	—

Net increase in bank owned life insurance	(1,747)	—

Purchases of premises and equipment, net	(2,691)	(1,160)

Net cash from investing activities	50,350	67,328

Cash flows from financing activities:

Net change in deposits	36,230	(14,895)

Cash dividends paid, net of shares issued through dividend reinvestment	(8,574)	(3,818)

Issuance/(purchase) of stock, net	(171)	(986)

Net change in stock held in deferred compensation plan	(752)	—

Net change in Federal Home Loan Bank advances and other borrowings	(49,952)	(58,700)

Net cash from financing activities	(23,219)	(78,399)

Net change in cash and cash equivalents	42,487	(3,083)

Cash and cash equivalents at beginning of year	26,978	32,511

Cash and cash equivalents at end of period	$69,465	$29,428

Supplemental cash flow disclosures:

Income taxes paid	$9,700	$3,700

Interest paid	$48,283	$57,262

Merger with UNB Corp. through issuance of common stock	174,581

See the Notes to the Consolidated Financial Statements

UNIZAN FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2002 (Unaudited)
(In thousands, except per share data)

The consolidated financial statements for interim periods are unaudited; however, in the opinion of management of Unizan Financial Corp. (“Company”), the accompanying consolidated financial statements contain all material adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position and results of operations and cash flows for the periods presented. The unaudited financial statements are presented in accordance with the requirements of Form 10-Q and do not include all disclosures normally required by accounting principles generally accepted in the United States of America. Reference should be made to UNB Corp.’s consolidated financial statements and notes thereto included in the annual report on Form 10-K for the year ended December 31, 2001 and BancFirst Ohio Corp.’s audited financial statements included as an exhibit to Company’s March 31, 2002 Form 10-Q for additional disclosures, including a summary of the Company’s accounting policies. The results of operations for the three month and nine month periods ended September 30, 2002 are not necessarily indicative of the results to be expected for the full year.

1)	BASIS OF PRESENTATION:

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany transactions and accounts have been eliminated in consolidation. Unless otherwise indicated, dollars are in thousands except per share data.

2)	NEW ACCOUNTING PRONOUNCEMENTS

The FASB issued Statement 147, “Acquisitions of Certain Financial Institutions,” which replaced certain paragraphs in Statement 72. When an acquisition involves more liabilities than assets, the “unidentified intangible asset” that resulted under Statement 72, now represents goodwill if the branch acquisition meets the definition of a business combination under EITF Issue 98-3. For prior acquisitions that are not business combinations, the unidentifiable intangible is not goodwill and must continue to be amortized. The new guidance is effective October 1, 2002. As of September 30, 2002, there was $962 of other intangible assets generated from branch purchase transactions that will continue to be amortized since these branch acquisitions do not qualify as a business combination as defined by EITF Issue 98-3 and thus cannot be reclassified as goodwill under FASB Statement 147.

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

The merger is being accounted for as a purchase of UNB Corp. Accordingly, UNB Corp.’s results of operations have been included from the date of the merger. The merger created a financial services holding company with total assets of $2.6 billion and deposits of $1.9 billion. As a result of the merger, management believes that the combination of the companies is a complementary strategic fit of the existing businesses and enables Unizan to compete more effectively with other financial institutions in the Company’s existing markets. In addition, the Company entered into the merger for the following reasons:

•	expands market area and creates critical mass
•	enhances ability to compete and broadens product range
•	expected to be accretive to per share earnings
•	increases liquidity for the sale of common stock
•	provides an additional platform for further growth and improves cross selling opportunities
•	provides opportunities for cost reductions through increased efficiencies.

The following table summarizes the fair values of the assets acquired and liabilities assumed at the date of the acquisition. During the third quarter 2002, goodwill and other liabilities were reduced by $1,495 for expenses that were accrued by UNB Corp. prior to the merger that will not be paid out. Unizan is in the process of obtaining valuations of certain intangible assets; thus, the allocation of the purchase price is subject to refinement.

at March 7, 2002

Cash and short-term investments	$46,671

Investment securities	124,248

Loans, net	886,971

Goodwill	74,010

Core deposit intangible	21,493

Other assets	47,089

Total assets acquired	1,200,482

Deposits	801,354

Other borrowed funds	199,566

Other liabilities	24,981

Total liabilities assumed	1,025,901

Net assets acquired	$174,581

The core deposit intangible is subject to amortization on an accelerated basis over an estimated life of ten years. The goodwill will not be amortized, but will be evaluated for impairment on an annual basis. Because the merger was structured as a tax free exchange, none of the goodwill is expected to be deductible for tax purposes.

The following table summarizes the pro-forma results of operations for the nine months ended September 30, 2002 and 2001 as if UNB Corp. had been acquired as of the beginning of such period:

	2002	2001

Net interest income	$67,696	$65,463

Net income	10,129	23,422

Basic earnings per share	0.46	1.06

Diluted earnings per share	0.45	1.05

The pro-forma results for the nine months ended September 30, 2002 include merger related expenses recognized by UNB Corp. prior to the merger.

4)	COMPUTATION OF EARNINGS PER SHARE

The computation of earnings per share is as follows. All share and per share amounts have been adjusted to give effect to the exchange of one BancFirst share for 1.325 shares of UNB Corp. stock.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2002	2001	2002	2001

Actual weighted average common

Shares outstanding	22,057	11,583	19,520	11,615

Dilutive common stock equivalents:

Stock options	496	74	595	46

Bonus shares — Company match	38	27	36	27

Weighted average common shares

Outstanding adjusted for dilutive common

Stock equivalents	22,591	11,684	20,151	11,688

Net income	$8,996	$4,050	$16,751	$11,860

Basic earnings per share	$0.41	$0.35	$0.86	$1.02

Diluted earnings per share	$0.40	$0.35	$0.83	$1.01

5)	SECURITIES

The amortized cost and fair value of securities are as follows:

	September 30, 2002

	Amortized	Gross Unrealized	Gross Unrealized
	Cost	Gains	Losses	Fair Value

Securities available-for-sale:

U.S. Treasury securities	$1,103	$25	$—	$1,128

Securities of other government agencies	19,071	4	(1)	19,074

Obligations of states and political subdivisions	31,847	1,261	(47)	33,061

Corporate obligations	57,910	1,102	(3,270)	55,742

Mortgage-backed and related securities	275,321	6,022	(473)	280,870

Other securities	20,241	13	(1,365)	18,889

Total securities available-for-sale	$405,493	$8,427	$(5,156)	$408,764

Securities held-to-maturity:

Obligations of states and political subdivisions	$600	$22	$—	$622

Industrial revenue bonds	50	—	—	50

Mortgage-backed securities	5,988	290	(13)	6,265

Total securities held-to-maturity	$6,638	$312	$(13)	$6,937

	December 31, 2001

	Amortized	Gross Unrealized	Gross Unrealized
	Cost	Gains	Losses	Fair Value

Securities available-for-sale:

U.S. Treasury securities	$250	$4	$—	$254

Securities of other government agencies	3,061	44	—	3,105

Obligations of states and political subdivisions	28,083	90	(743)	27,430

Corporate obligations	61,416	241	(4,779)	56,878

Mortgage-backed and related securities	188,603	4,499	(535)	192,567

Other securities	13,683	12	(124)	13,571

Total securities available-for-sale	$295,096	$4,890	$(6,181)	$293,805

Securities held-to-maturity:

Obligations of states and political subdivisions	$857	$22	$—	$879

Industrial revenue bonds	195	—	—	195

Mortgage-backed securities	8,369	259	(9)	8,619

Total securities held-to-maturity	$9,421	$281	$(9)	$9,693

6)	ALLOWANCE FOR LOAN LOSSES:

An analysis of activity in the allowance for loan losses is as follows:

	September 30,

	2002	2001

Balance at beginning of period	$10,610	$10,150

Acquired allowance for loan losses	12,148	—

Provision for loan losses	7,139	1,470

Loans charged off	(4,877)	(1,614)

Loan recoveries	1,580	273

Balance at end of period	$26,600	$10,279

Impaired loans are as follows:

September 30, 2002

Impaired loans	$56,247

Amount of allowance allocated	15,452

At December 31, 2001, the recorded investment in loans considered impaired was not material.

7)	PREMISES AND EQUIPMENT:

Premises and equipment are summarized below:

	September 30, 2002	December 31, 2001

Land	$4,833	$2,896

Buildings and improvements	21,656	17,251

Furniture, fixture and equipment	19,673	13,586

	46,162	33,733

Less accumulated depreciation and amortization	18,430	15,989

Premises and equipment, net	$27,732	$17,744

Total depreciation expense was $1,004 and $468 for the three months ended September 30, 2002 and 2001, respectively and $2,535 and $1,546 for the nine months ended September 30, 2002 and 2001, respectively.

8)	DEPOSITS:

A summary of deposits is as follows:

	September 30, 2002	December 31, 2001

Demand, non-interest bearing	$210,629	$83,521

Demand, interest bearing	254,283	166,853

Savings	423,292	171,430

Time, $100 and over	299,765	194,364

Time, other	749,558	482,669

	$1,937,527	$1,098,837

Time deposits, other includes brokered deposits of $17,808 and $7,395 at September 30, 2002 and December 31, 2001, respectively.

At September 30, 2002, stated maturities of time deposits are as follows:

2002	$186,415

2003	376,710

2004	169,680

2005	209,694

2006	34,089

Thereafter	72,735

Total	$1,049,323

9)	OTHER BORROWINGS:

Other borrowings consist of Federal Home Loan Bank borrowings, repurchase agreements, a line of credit borrowing arrangement and a capital lease.

Pursuant to collateral agreements with the FHLB, advances are secured by FHLB stock and qualifying first mortgage loans. At September 30, 2002, FHLB advances outstanding were comprised of the following:

Maturity	Interest Rate	Amount

Wiithin 1 year	6.38%	$17,180

1 year thru 2 years	5.76	40,221

2 years thru 3 years	5.58	41,326

3 years thru 4 years	5.18	36,475

4 years thru 5 years	4.93	22,100

More than 5 years	4.79	80,420

Total		$237,722

FHLB advances must be secured by eligible collateral as specified by the FHLB. Accordingly, the Company has a blanket pledge of its first mortgage loan portfolio as collateral for the advances outstanding at September 30, 2002 with a required minimum ratio of collateral to advances of 150%. Also, the Company’s investment in FHLB stock of $32,987 at September 30, 2002 is pledged as collateral for outstanding advances. At September 30, 2002, the unused capacity of FHLB advance borrowings available to the Bank was approximately $69,524.

The Parent Company has an unsecured line of credit of $25 million with a national financial institution that is used for liquidity purposes and to facilitate additional investment in subsidiaries. The total outstanding balance at September 30, 2002 was $19 million. The interest on each draw is variable and is priced off the Federal Funds Rate plus 0.85% per annum and is paid quarterly.

At September 30, 2002, the Company had $45,000 in term repurchase agreements with Salomon Brothers, Inc. under which the Company sold mortgage-backed and related securities classified as available-for-sale with a fair value of $49,187 at September 30, 2002. The repurchase agreements had a weighted average maturity of 5.7 years at September 30, 2002. Also, such repurchase agreements are callable at the option of the counter-party. The securities are held at Salomon Brothers, Inc.

10)	COMPANY OBLIGATED MANDATORILY REDEEMABLE TRUST PREFERRED:

On October 18, 1999, the Company completed an offering of $20,000 aggregate liquidation amount of 9.875% Capital Securities, Series A, due 2029. These securities represent preferred beneficial interests in BFOH Capital Trust I, a special purpose trust formed for the purpose of the offering. The Trust’s obligations under the Capital Securities issued are fully and unconditionally guaranteed by the Company. The proceeds from the sale of the Capital Securities of the Trust, as well as the proceeds from the issuance of common securities to the Company, were utilized by the Trust to invest in $20,619 of 9.875% Junior Subordinated Debentures (the “Debentures”) of the Company. The Debentures are unsecured obligations and rank subordinate and junior to the right of payment to all indebtedness, liabilities and obligations of the Company. The Debentures represent the sole assets of the Trust. Interest on the Capital Securities is cumulative and payable semi-annually in arrears. The Company has the right to optionally redeem the Debentures prior to the maturity date of October 15, 2029, on or after October 15, 2009 at 104.938% (declining annually thereafter to 100% after October 15, 2019) of the stated liquidation amount, plus accrued and unpaid distributions, if any, to the redemption date. Under the occurrence of certain events, specifically a Tax Event, Investment Company Event or Capital Treatment Event as more fully defined in the BFOH Capital Trust I Prospectus dated October 13, 1999, the Company may redeem in whole, but not in part, the Debentures prior to October 15, 2009. Proceeds from any redemption of the Debentures would cause a mandatory redemption of the Capital Securities and the common securities having an aggregate liquidation amount equal to the principal amount of the Debentures redeemed. The Company’s liability is fully recorded on the balance sheet at September 30, 2002.

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

		Weighted Average	Range of Option
1987 Plan	Options Outstanding	Exercise Price	Price per Share

December 31, 2000	291,306	$8.76	$4.76	$15.00

Less:

Stock options forfeited	6,400	15.00	15.00	15.00

Stock options exercised	18,896	7.18	4.76	11.00

December 31, 2001	266,010	8.72	6.00	15.00

Less:

Stock options exercised	17,552	9.96	7.25	11.00

September 30, 2002	248,458	$8.63	6.00	15.00

		Weighted Average	Range of Option
1997 Plan	Options Outstanding	Exercise Price	Price per Share

December 31, 2000	429,235	$16.61	$12.69	$20.25

Options granted	258,884	12.88	12.83	13.62

Less:

Stock options forfeited	18,878	19.54	15.69	20.25

Stock options exercised	17,739	13.32	12.69	15.69

December 31, 2001	651,502	15.13	12.69	20.25

Options granted	206,998	18.43	18.40	20.00

Less:

Stock options exercised	54,237	13.89	12.83	20.25

Stock options forfeited	2,323	19.09	18.40	20.00

September 30, 2002	801,940	$16.06	12.69	20.25

The weighted average remaining option life for outstanding options issued under the 1987 Stock Option Plan is 1.6 years. The weighted average remaining option life for outstanding options issued under the 1997 Stock Option Plan is 7.6 years.

For options granted during 2002 and 2001, the weighted-average fair values at the grant dates are as follows:

	2002	2001

Nonqualified Stock Options-
Immediate Vesting
Exercise Price	$18.55	$13.62

Fair Value	2.16	2.29

Nonqualified Stock Options-

Delayed Vesting

Exercise Price	$18.40	$12.83

Fair Value	2.77	1.37

BancFirst Ohio Corp. had a 1997 Omnibus Stock Incentive Plan (the Plan), which provided for the granting of stock options and other stock related awards to key employees. Upon the completion of the merger, all outstanding options of BancFirst were converted to Unizan Financial Corp. and no additional options will be granted under the Plan. In accordance with provisions of the Plan, upon a change in control, as defined in the Plan, all options outstanding at the time of such change in control fully vested and became 100% exercisable. The duration of the exercise period is twenty years. All options granted were at a price that equaled or exceeded the market value of BancFirst Ohio Corp.’s common stock at the date of grant. The summary of stock option activity is as follows:

		Weighted Average		Weighted Average
	Options Outstanding	Exercise Price	Options Exercisable	Exercise Price

December 31, 2000	607,805	$16.58	153,829	$19.34

Options granted	271,002	17.63

Less:

Stock options forfeited	31,751	15.46

December 31, 2001	847,056	$16.96	287,598	$17.65

Less:

Stock options forfeited	47,674	19.87

Stock options exercised	127,456	16.18

September 30, 2002	671,926	$17.06	671,926	$17.06

The following table summarizes information about stock options outstanding at September 30, 2002:

		Average Remaining	Average Exercise
	Options	Contractual Life	Price – Options
Exercise Price Range	Outstanding	(Years)	Outstanding

$10.00 to $15.00	190,153	18.2	$12.42

$15.01 to $19.00	340,825	18.4	17.75

$19.01 to $22.00	79,714	16.1	20.04

$22.01 to $25.00	61,234	16.3	23.72

Total	671,926	17.9	$17.06

SFAS No. 123 requires pro forma disclosures for companies that do not adopt its fair value accounting method for stock-based employee compensation. Accordingly, for the nine months ended September 30, 2002, pro forma net income was $15,609, pro forma basic earnings per share was $1.78 and pro forma diluted earnings per share was $1.77. Compensation cost actually recognized for stock options was $0 for 2002 and 2001.

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

Unizan Financial Corp.
Average Balance Sheet and Related Yields

	Three Months Ended September 30,

	2002			2001

	Average	Income/		Average	Income/
(dollars in thousands)	Balance	Expense	Rate (1)	Balance	Expense	Rate (1)

Interest-earning assets

Interest bearing deposits and federal funds sold	$14,645	$49	1.33%	5,104	$49	3.81%

Securities	439,364	6,169	5.57	326,985	5,619	6.82

Total loans	1,914,457	33,422	6.93	1,074,788	22,503	8.31

Total interest-earning assets (2)	2,368,466	39,640	6.64	1,406,877	28,171	7.94

Nonearning assets:

Cash and due from banks	52,893			24,598

Other nonearning assets	218,553			85,473

Allowance for loan losses	(26,686)			(10,381)

Total assets	$2,613,226			$1,506,567

Interest bearing liabilities:

Demand deposits	$255,692	848	1.32%	$152,449	1,051	2.74%

Savings deposits	429,525	1,527	1.41	167,352	1,150	2.73

Time deposits	984,322	9,170	3.70	721,211	9,900	5.45

Other borrowings	425,782	5,468	5.10	263,680	4,272	6.43

Total interest bearing liabilities	2,095,321	17,013	3.22	1,304,692	16,373	4.98

Noninterest bearing liabilities:

Demand deposits	182,245			71,914

Other liabilities	37,377			15,096

Shareholders’ equity	298,283			114,865

Total liabilities and equity	$2,613,226			$1,506,567

Net interest income (FTE)		$22,627			$11,798

Net interest margin (3)			3.79%			3.33%

[Additional columns below]

[Continued from above table, first column(s) repeated]

	Nine Months Ended September 30,

	2002			2001

	Average	Income/		Average	Income/
(dollars in thousands)	Balance	Expense	Rate (1)	Balance	Expense	Rate (1)

Interest-earning assets

Interest bearing deposits and federal funds sold	8,411	$96	1.53%	31,493	$1,152	4.89%

Securities	408,471	17,952	5.88	327,929	17,738	7.23

Total loans	1,694,674	90,449	7.14	1,085,038	69,628	8.58

Total interest-earning assets (2)	2,111,556	108,497	6.87	1,444,460	88,518	8.19

Nonearning assets:

Cash and due from banks	52,472			25,107

Other nonearning assets	191,562			85,483

Allowance for loan losses	(22,680)			(10,284)

Total assets	$2,332,910			$1,544,766

Interest bearing liabilities:

Demand deposits	$233,371	2,552	1.46%	$121,592	2,578	2.83%

Savings deposits	374,912	4,227	1.51	167,478	3,714	2.96

Time deposits	893,480	26,155	3.91	765,092	33,643	5.88

Other borrowings	389,034	15,529	5.34	291,076	13,906	6.39

Total interest bearing liabilities	1,890,797	48,463	3.43	1,345,238	53,841	5.35

Noninterest bearing liabilities:

Demand deposits	155,489			72,160

Other liabilities	33,334			15,617

Shareholders’ equity	253,290			111,751

Total liabilities and equity	$2,332,910			$1,544,766

Net interest income (FTE)		$60,034			$34,677

Net interest margin (3)			3.80%			3.21%

(1)	Calculated on an annualized basis.

(2)	Interest income is computed on a fully tax equivalent (FTE) basis, using a tax rate of 35%.

(3)	The net interest margin represents net interest income as a percentage of average interest-earning assets.

Comparison of Operating Results For The Three Months Ended September 30, 2002 and 2001

     Net Income. Net income for the third quarter was $8,996, or $.40 per diluted share. This compares with net income of $4,050, or $.35 per diluted share for the third quarter of 2001. The third quarter of 2002 results were impacted by the merger between BancFirst Ohio Corp. and UNB Corp. Since the transaction was accounted for as a purchase of UNB Corp. by BancFirst, the operating results include the operations of BancFirst for the entire year and only the operating results of UNB from March 8, 2002 through September 30, 2002. During the third quarter, net interest income increased by 93.2% and non-interest income increased by 102.8%, as compared to the same period in 2001. The net interest margin increased to 3.79% for the third quarter of 2002, compared to 3.33% for the same period in 2001. The improvement in the net interest margin was primarily from lower cost of funds due to the decline in market interest rates and due to a change in funding mix as a result of the merger. The Company’s return on average assets and return on average equity were 1.37% and 11.97%, respectively, in the third quarter of 2002, compared to 1.07% and 13.99%, respectively, for the third quarter of 2001.

     Interest Income. Total interest income increased 40.9% to $39,419 for the three months ended September 30, 2002, compared to $27,971 for the third quarter of 2001. The increase was primarily related to the increase in average interest-earning assets added from the merger with UNB Corp. During the third quarter of 2002, the yield on interest-earning assets declined by 130 basis points from the same period in 2001. The Company’s yield on average loans was 6.93% for the three months ended September 30, 2002 and 8.31% for the comparable year ago period. Yields on the securities portfolio decreased from 6.82% during the third quarter of 2001 to 5.57% during the third quarter of 2002. The decrease in the yields on loans and securities resulted primarily from lower market rates throughout 2002.

     Interest Expense. Total interest expense increased 3.9% to $17,013 for the three months ended September 30, 2002, compared to $16,373 for the three months ended September 30, 2001. The increase was primarily related to the increase in average interest-bearing liabilities added from the merger with UNB Corp. The Company’s cost of funds decreased to 3.22% in the three months ended September 30, 2002 compared to 4.98% in the same period of 2001. The decrease in cost of funds was primarily from decreased market rates combined with the maturing of higher rate certificates of deposit that are being renewed at lower current rates.

     Provision for Loan Losses. The provision for loan losses was $930 for the three months ended September 30, 2002, compared to $510 in the third quarter of 2001. The increased provision in 2002 resulted primarily from the Company’s review of general economic conditions and uncertainties and an updated analysis of the Company’s loan portfolio. The provision for loan losses was considered sufficient by management for maintaining an adequate allowance for loan losses.

     Non-Interest Income. Total non-interest income increased $3,521 for the three months ended September 30, 2002, compared to the same period a year ago. The following table sets forth the Company’s non-interest income for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2002	2001	2002	2001

Trust and custodian fees	$1,852	$695	$4,782	$1,833

Customer service fees	1,558	681	3,994	1,961

Financial planning fees	59	193	779	750

Gains on sales of loans	1,736	872	3,578	2,469

Securities gains, net	—	68	—	263

Derivative instruments and hedging activity income/(expense)	16	(27)	152	(48)

Other	1,724	942	5,140	2,948

Total	$6,945	$3,424	$18,425	$10,176

     Trust and custodian fees increased by $1,157 to $1,852 in the third quarter of 2002 from $695 in the third quarter of 2001, and financial planning fees decreased to $59 in the third quarter of 2002 from $193 from the same period a year ago. The increase in trust fees was primarily related to the fee income added from the merger with UNB Corp. Financial planning fees declined due to the sale of Chornyak & Associates that was completed in July of 2002. Trust income and financial planning fees continued to be impacted by the stock markets’ decline as asset valuations decreased.

     Customer service fees, representing service charges on deposits and fees for other banking services, increased by $877 to $1,558 in the third quarter of 2002 from $681 in the third quarter of 2001. The increase was attributed to the merger with UNB Corp.

     Gains on sales of loans totaled $1,736 for the three months ended September 30, 2002 compared to $872 for the three months ended September 30, 2001. During the third quarter of 2002, the Company sold $9.9 million of the guaranteed portion of its SBA and other government guaranteed loan originations in the secondary market compared to $9.7 million during the third quarter of 2001, realizing gains of $770 in 2002 and $611 in 2001. Also, in the third quarter of 2002, the Company recorded gains of $894 from the sales of residential loans and $72 from the sale of an aircraft loan compared with $261 and $0, respectively, in 2001. The start up of a Wholesale Mortgage Lending program in early 2002 contributed to the increase in fees in the third quarter of 2002. Residential loan sale activity has been at record levels in the third quarter of 2002 compared to the year ago period as a result of lower market rates. The trend of refinancing is expected to continue throughout the fourth quarter of 2002. Fees associated with the mortgage related business are expected to remain strong throughout 2002 and may return to normal levels as refinancing activity declines.

     The Company intends to continue to place emphasis on its small business lending activities, including the evaluation of expansion into new markets. On October 1, 2002, the SBA implemented a $500,000 loan cap on SBA 7(a) loans. This cap represented a reduction from the prior limit of $1.33 million. This reduction resulted from the SBA beginning the fiscal year under a continuing budget resolution which imposed short term budget constraints upon the SBA. Management is monitoring this situation closely, and is hopeful that it will correct itself shortly due to the importance of small businesses to our economy. This situation, while not ideal, should have limited long-term impact to the Company’s government guaranteed lending program. The Company will continue to serve the needs of its small business clients through the United States Department of Agriculture Business and Industry Loan Program, the SBA’s Certified Development Corporation’s 504 Loan Program, and Supplemental Terrorist Activity Relief (STAR) loans.

     During the third quarter of 2001, the Company sold approximately $6.9 million of securities, realizing gains of $68. The Company had no sales of securities during the third quarter of 2002.

     Other income increased by $782 to $1,724 for the third quarter of 2002 from $942 in the third quarter of 2001. Within other operating income, income from bank owned life insurance increased by $327, merchant fee income increased by $326 and interchange income increased by $143. These increases were attributed to the merger with UNB Corp. This increase was partially offset by an impairment charge of $345 thousand on the mortgage servicing asset as the decline in interest rates and the corresponding acceleration in mortgage pre-payment speeds continued. Future impairment could be realized if pre-payment speeds increase beyond the assumption rates. If rates begin to rise and pre-payment activity slows, the value of the servicing rights should be positively impacted.

     Non-Interest Expense. Total non-interest expense increased $6,659 to $15,150 in the three months ended September 30, 2002, compared to $8,491 in the three months ended September 30, 2001. The following table sets forth the Company’s non-interest expense for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2002	2001	2002	2001

Salaries and employee benefits	$8,166	$4,470	$23,304	$13,378

Net occupancy expense	846	493	2,351	1,482

Furniture, fixtures and equipment	599	265	1,468	850

Taxes other than income taxes	273	261	1,796	759

Amortization of goodwill	123	280	277	841

Amortization of other intangibles	751	172	1,691	614

Impairment of goodwill	—	—	1,392	—

Other	4,392	2,550	13,831	7,216

Total	$15,150	$8,491	$46,110	$25,140

     Salaries and employee benefits increased to $8,166 and represented approximately 57.2% of total operating expenses (non-interest expense less amortization of intangibles) for the three months ended September 30, 2002 compared to 55.6% in the third quarter of 2001. The increase was attributed to the merger with UNB Corp.

     Net occupancy expense increased to $846 in the third quarter of 2002 from $493 in the third quarter of 2002 primarily due to additional expenses attributed to facilities acquired from the merger with UNB Corp.

     Furniture, fixtures and equipment expense increased to $599 in the third quarter of 2002 from $265 in the third quarter of 2001 primarily due to depreciation expense attributed to fixed assets added by the merger with UNB Corp.

     Taxes, other than income taxes, for the quarter ended September 30, 2002 were $273 compared with $261 in the third quarter 2001. This expense is anticipated to increase in 2003 when the Company files the franchise tax return based off of the new capital structure of the Company.

     Amortization of goodwill and other intangible assets increased by $422 in the third quarter of 2002 compared to the year ago period. The increase was mainly attributed to the core deposit amortization related to the merger with UNB Corp. which was partially offset by the adoption of SFAS No. 142 on January 1, 2002.

     Other non-interest expenses increased $1,842, to $4,392 during the third quarter of 2002 compared to $2,550 in the third quarter of 2001. The increase was attributed to the merger with UNB Corp. This increase was offset by a gain of $460 on the sale of other assets owned that were acquired from loan foreclosures.

     Provision for Income Taxes. The Company’s provision for Federal income taxes was $4,275, or 32.2% of pretax income, for the three months ended September 30, 2002 compared to $1,971, or 32.7% of pretax income, for the same period in 2001. The effective tax rate for each period differed from the federal statutory rate principally as a result of tax-exempt income from obligations of states and political subdivisions, loans and earnings on bank owned life insurance.

Comparison of Operating Results For The Nine Months Ended September 30, 2002 and 2001

     Net Income. Net income for the nine months ended September 30, 2002, was $16,751, or $.83 per diluted share compared to net income of $11,860, or $1.01 per diluted share for the same period in 2001. Year-to-date 2002 results were significantly impacted by $4,200 of one time merger related expenses and a provision for loan loss expense of $7,139. The 2002 results were also impacted by the merger between BancFirst Ohio Corp. and UNB Corp. Since the transaction was accounted for as a purchase of UNB Corp. by BancFirst, the operating results include the operations of BancFirst for the entire year and only the operating results of UNB from March 8, 2002 through September 30, 2002. During the first nine months of 2002, net interest income increased by 74.4% and non-interest income increased by 81.1%, as compared to the same period in 2001. For the nine month period ended September 30, 2002, non-interest expense, excluding one time merger related expenses and the impairment of goodwill, totaled $41,644, an increase of 65.7% from the same period a year ago. The net interest margin increased to 3.80% for the first nine months of 2002, compared to 3.21% for the same period in 2001. The improvement in the net interest margin was primarily from lower cost of funds due to the decline in market interest rates and due to a change in the funding mix as a result of the merger. The Company’s return on average assets and return on average equity were 0.71% and 6.79%, respectively, in 2002, compared to 1.03% and 14.19%, respectively, for the nine months ended September 30, 2001.

     Interest Income. Total interest income increased 22.7% to $107,924 for the nine months ended September 30, 2002, compared to $87,930 for the same period in 2001. The increase was primarily related to the increase in average interest-earning assets added from the merger with UNB Corp. During 2002, the yield on interest-earning assets declined by 132 basis points from the same period in 2001. The Company’s yield on average loans was 7.14% for the nine months ended September 30, 2002 and 8.58% for the comparable year ago period. Yields on the securities portfolio decreased from 7.23% during the first nine months of 2001 to 5.88% during the same period in 2002. The decrease in the yields on loans and securities resulted primarily from lower market rates throughout 2002 and an increase in pre-payment speeds on mortgage-backed securities.

     Interest Expense. Total interest expense decreased 10.0% to $48,463 for the nine months ended September 30, 2002, compared to $53,841 for the nine months ended September 30, 2001. Interest expense decreased due to a 192 basis point decrease in the Company’s cost of funds. The Company’s cost of funds decreased to 3.43% in the nine months ended September 30, 2002 compared to 5.35% in the same period of 2001. The decrease in cost of funds was primarily from decreased market rates combined with the maturity of higher yielding certificates of deposit that are being renewed at lower current rates.

     Provision for Loan Losses. The provision for loan losses was $7,139 for the nine months ended September 30, 2002, compared to $1,470 in the same period in 2001. The increased provision in 2002 resulted primarily from the Company’s review of general economic conditions and uncertainties and a continual analysis of the Company’s loan portfolio. This led to an increase in specific allocations recognized based on deterioration in credit quality of specific credits and an increase in the non-specific allocation based on management’s analysis of current economic conditions. Also, it was management’s intention to reduce non-performing loans of the combined company which resulted in a reevaluation of expected losses as it works to cure non-performing assets quicker than previously anticipated. The provision for loan losses was considered sufficient by management for maintaining an adequate allowance for loan losses.

     Non-Interest Income. Total non-interest income was $18,425 for the nine months ended September 30, 2002, compared to $10,176 for the nine months ended September 30, 2001.

     Trust and custodian fees increased by $2,949 to $4,782 for the nine months ended September 30, 2002 from $1,833 in the same period in 2001, and financial planning fees increased to $779 for the nine months ended September 30, 2002 from $750 from the same period a year ago. The increase in trust and financial planning fees was primarily related to the fee income added from the merger with UNB Corp. Trust income and financial planning fees continued to be impacted by the stock market’s decline as asset valuations decreased.

     Customer service fees, representing service charges on deposits and fees for other banking services, increased from $1,961 for the nine months ended September 30, 2001 to $3,994 for the same period in 2002. The increase was attributed to the merger with UNB Corp.

     Gains on sales of loans totaled $3,578 for the nine months ended September 30, 2002 compared to $2,469 for the nine months ended September 30, 2001. During 2002, the Company sold $23.0 million of the guaranteed portion of its SBA and other government guaranteed loan originations in the secondary market compared to $24.8 million during the first nine months of 2001, realizing gains of $1,953 in 2002 and $1,849 in 2001. Also, the Company recorded gains of $1,553 from the sales of residential loans and $72 from the sale of aircraft loans during the first nine months of 2002 compared to $620 and $0, respectively, in 2001. Residential loan sale activity has been at record levels in the third quarter of 2002 compared to the year ago period as a result of lower market rates. The trend of refinancing is expected to continue throughout the fourth quarter of 2002. Fees associated with the mortgage related business are expected to remain strong throughout 2002 and may return to normal levels as refinancing activity declines.

     Securities gains of $263 were realized during the nine months ended September 30, 2001 and the Company has had no sales of securities during 2002.

     Other income increased by $2,192 to $5,140 for the nine months ended September 30, 2002 from $2,948 during the same period in 2001. Within other operating income, income from bank owned life insurance increased by $989, merchant fee income increased by $734 and interchange income increased by $301. Of the increase in bank owned life insurance, $291 was related to a death benefit recognized in 2002. The remaining increases were attributed to the merger with UNB Corp.

     Non-Interest Expense. Total non-interest expense increased $20,970 to $46,110 for the nine months ended September 30, 2002, compared to $25,140 for the nine months ended September 30, 2001. Excluding one time merger related expenses and impairment of goodwill of $4,466, non-interest expense increased by $16,507 to $41,644 for the first nine months of 2002.

     Salaries and employee benefits increased to $23,304 for the nine months ended September 30, 2002 compared to $13,378 for the same period of 2001. The increase includes $980 of severance and benefit plan expenses and the remaining increase is attributed to the merger with UNB Corp.

     Net occupancy expense increased to $2,351 for the nine months ended September 30, 2002 from $1,482 in the same period of 2001 primarily due to additional expenses attributed to UNB Corp.

     Furniture, fixtures and equipment expense increased to $1,468 for the nine months ended September 30, 2002 from $850 in the same period of 2001 primarily due to depreciation expense attributed to fixed assets added by the merger with UNB Corp.

     Taxes, other than income taxes, for the nine months ended September 30, 2002 were $1,796 compared with $759 in the same period of 2001. The increase was due to the recognition of the full year of Ohio Franchise tax expense for First National Bank of Zanesville to correspond with the ending of that bank’s charter. A significant increase in this expense is not anticipated in 2003.

     Amortization of goodwill and other intangible assets increased by $513 for the nine months ended September 30, 2002 compared to the year ago period. The increase was attributed to the core deposit amortization related to the merger with UNB Corp. which was partially offset by the adoption of SFAS No. 142 on January 1, 2002. Also, as part of SFAS No. 142, an expense of $1,392 was recognized for the impairment of goodwill associated with prior acquisitions.

     Other non-interest expenses increased $6,615, to $13,831 during the nine months ended September 30, 2002 compared to $7,216 in the same period in 2001. Of this increase, $611 was related to losses on sales and write down of other real estate owned that were acquired through loan foreclosures. Also, the increase includes $1,318 of marketing, legal and other miscellaneous expenses related to the merger with UNB Corp. The remaining increase is attributed to the merger with UNB Corp.

     Provision for Income Taxes. The Company’s provision for Federal income taxes was $7,886, or 32.0% of pretax income, for the nine months ended September 30, 2002 compared to $5,795, or 32.8% of pretax income, for the same period in 2001. The effective tax rate for each period differed from the federal statutory rate principally as a result of tax-exempt income from obligations of states and political subdivisions, non-taxable loans and earnings on bank-owned life insurance.

Asset Quality

     Non-performing Assets. To maintain the loan’s portfolio level of credit risk at an appropriate level, management sets underwriting standards and internal lending limits and provides for proper diversification of the portfolio by placing constraints on the concentration of credits within the portfolio. In monitoring the level of credit risk within the loan portfolio, management utilizes a formal loan review process to monitor, review, and consider relevant factors in evaluating specific credits in determining the adequacy of the allowance for possible loan losses. The Company’s banking subsidiary formally documents its evaluation of the adequacy of the allowance for loan losses on a quarterly basis and the evaluation is reviewed and discussed with its board of directors.

     Failure to receive principal and interest payments when due on any loan results in efforts to restore such loan to current status. Loans are classified as non-accrual when, in the opinion of management, full collection of principal and accrued interest is in doubt. Continued unsuccessful collection efforts generally lead to initiation of foreclosure or other legal proceedings. Property acquired by the Company as a result of foreclosure or by deed in lieu of foreclosure is classified as “other assets owned” until such time as it is sold or otherwise disposed of. The Company owned $2,124 of such property at September 30, 2002 compared to $1,029 at September 30, 2001.

     Non-performing loans totaled $16,581, or 0.87% of total loans, at September 30, 2002, compared to $10,395, or 0.97% of total loans, at September 30, 2001. Non-performing assets totaled $18,705, or 0.99% of loans and other assets owned at September 30, 2002, compared to $12,424, or 1.06%, at September 30, 2001. Non-accrual loans were mainly comprised of $4,532 of residential mortgage loans, $3,834 of aircraft loans, $948 of commercial loans, $2,250 of commercial real estate loans and $2,644 of SBA and other government guaranteed loans, of which $1,562 is guaranteed by the government. The increase resulted primarily from delinquency trends in general. Management of the Company is not aware of any material amounts of loans outstanding, not disclosed in the tables below, for which there is significant uncertainty as to the ability of the borrower to comply with present payment terms. The following is an analysis of the composition of non-performing assets and restructured loans:

	September 30, 2002	September 30, 2001

Non-accrual	$14,570	$6,384

Accruing loans 90 days or more past due	2,011	4,011

Total non-performing loans	16,581	10,395

Other assets owned and other non-performing assets	2,124	2,029

Total non-performing assets	$18,705	$12,424

Restructured loans	$2,725	$2,843

Non-performing loans to total loans	0.87%	0.97%

Non-performing assets to total assets	0.70%	0.83%

Non-performing assets to total loans plus other assets owned	0.99%	1.06%

     Restructured loans consist of one loan that was restructured in May 1999 and has been performing in accordance with its restructured terms since such time. The restructured loan is not included in non-performing assets.

     As of September 30, 2002, impaired loans were $56,247 compared with $53,805 at June 30, 2002 and $28,844 at March 31, 2002. The increase in impaired loans from March 2002 was attributed to the downgrade of several commercial loans after a complete review and analysis of the borrower’s primary source of repayment and documentation related to that source of repayment.

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

     The allowance for loan losses totaled $26.6 million at September 30, 2002, representing 1.40% of total loans, compared to $10.6 million at December 31, 2001, or 1.03% of total loans. Net charge-offs for the nine months ended September 30, 2002 were $3,297, compared to net charge-offs of $1,341 for the same period in 2001. The increase in net charge-offs for the 2002 period compared to 2001 is partially attributed to a weakening in economic conditions from the fourth quarter 2001 and write downs of impaired loans within the commercial and commercial real estate portfolios.

     Charge-offs have been made in accordance with the Company’s standard policy and have occurred primarily in the commercial, commercial real estate and consumer loan portfolios.

     The allowance for loan losses as a percentage of non-performing loans (“coverage ratio”) was 160.4% at September 30, 2002, compared to 98.9% at September 30, 2001. Although used as a general indicator, the coverage ratio is not a primary factor in the determination of the adequacy of the allowance by management, particularly given the extent to which the Company’s non-performing loans consist of single-family residential mortgage loans.

Comparison of September 30, 2002 and December 31, 2001 Financial Condition

     Total assets were $2.67 billion at September 30, 2002, an increase of $1.20 billion from December 31, 2001. Total securities increased by $112.2 million to $415.4 million from December 31, 2001. Both of these increases were primarily due to the merger with UNB Corp. The Company’s general investment strategy is to manage the portfolio to include rate sensitive assets, matched against interest sensitive liabilities to reduce interest rate risk. In recognition of this strategy, as well as to provide a secondary source of liquidity to accommodate loan demand and possible deposit withdrawals, the Company has chosen to classify the majority of its securities as available-for-sale. At September 30, 2002, 98.4% of the total securities portfolio was classified as available-for-sale, while those securities that the Company intends to hold to maturity represented the remaining 1.6%. This compares to 96.9% and 3.1% classified as available-for-sale and held to maturity, respectively, at December 31, 2001.

     Total loans increased $867.2 million to $1.90 billion at September 30, 2002. This increase was primarily due to the merger with UNB Corp.

     Total deposits increased to $1.94 billion at September 30, 2002 from $1.10 billion at December 31, 2001. The increase was mainly due to the merger with UNB Corp. Also contributing to the increase in deposits, was an offering of long term Certificates of Deposits at slightly above market rates which brought in approximately $68 million in new deposits during the third quarter of 2002. Management wanted to lock in these rates as part of its balance sheet strategy to mitigate its exposure to possible increases in rates. While this will put pressure on the net interest margin in the short term, management believes that these will prove to be relatively low cost funds over the next three years. The Company continues to emphasize growth in its existing retail deposit base, provided incremental deposit growth is cost effective compared to alternative funding sources. Total interest-bearing deposits accounted for 89.1% of total deposits at September 30, 2002, compared to 92.4% at December 31, 2001.

     Short-term borrowings, including federal funds purchased, increased $65.5 million to $66.5 million at September 30, 2002, compared to $1.0 million at December 31, 2001. This increase was primarily due to sweep repurchase agreements added from the merger with UNB Corp. Other borrowings increased $82.3 million to $301.9 million at September 30, 2002, compared to $219.6 million at December 31, 2001. This increase was primarily due to the merger with UNB Corp. This increase was partially offset by the payoff of a $7.0 million term loan.

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

     The Company’s principal source of funds to satisfy short-term liquidity needs comes from cash, due from banks, federal funds sold and borrowing capabilities through the FHLB as well as other sources. Changes in the balance of cash and due from banks are due to changes in volumes of federal funds sold, and the float and reserves related to deposit accounts, which may fluctuate significantly on a day-to-day basis. As of September 30, 2002, cash, due from banks and federal funds sold totaled $101,571 compared with $80,675 at June 30, 2002. The securities portfolio serves as an additional source of liquidity for the Company. Securities with a market value of $408,764 were classified as available-for-sale as of September 30, 2002, representing 98.4% of the total securities portfolio. Classification of securities as available-for-sale provides for flexibility in managing net interest margin, interest rate risk, and liquidity. Securities with a carrying value of $349,244 at September 30, 2002 were pledged to secure public funds and other obligations.

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

     Shareholders’ equity at September 30, 2002 was $299.5 million, compared to shareholders’ equity at December 31, 2001 of $116.5 million, an increase of $183.0 million. The merger with UNB Corp. contributed $174.6 million to shareholder’s equity. Shareholder’s equity also increased by net income of $16.8 million, an increase of $1.5 in other comprehensive income and these increases were partially offset by cash dividends paid of $8.6 million. The Company’s Board of Directors has approved a stock repurchase program authorizing management to repurchase up to 550,000 common shares. The company expects to purchase shares from time to time in the open market as market conditions warrant.

     Under the risk-based capital guidelines, a minimum capital to risk-weighted assets ratio of 8.0% is required, of which, at least 4.0% must consist of Tier 1 capital (equity capital net of goodwill). Additionally, a minimum leverage ratio (Tier 1 capital to total assets) of 3.0% must be maintained. At September 30, 2002, the Company had a total risk-based capital ratio of 11.17%, of which 9.99% consisted of Tier 1 capital. The leverage ratio for the Company at September 30, 2002, was 8.23%.

     Cash dividends declared and paid to shareholders of the Company totaled $8.6 million, or $0.39 per share, during the first nine months of 2002. This compares to dividends of $3.8 million, or $0.33 per share, for the same period in 2001.

     Considering the Company’s capital adequacy, profitability, available liquidity sources and funding sources, the Company’s liquidity is considered by management to be adequate to meet current and projected needs.

Item 3:
QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     In the normal course of business, the Company is exposed to interest rate risk caused by the differences in cash flows and repricing characteristics that occur in various assets and liabilities as a result of changes in interest rates. The asset and liability management process is designed to measure and manage that risk to maintain consistent levels of net interest income and net present value of equity under any interest rate scenario.

     The Company uses a dynamic computer model to generate earnings simulations, duration and net present value forecasts and gap analyses, each of which measures interest rate risk from a different perspective. The model incorporates a large number of assumptions, including the absolute level of future interest rates, the slope of the yield curve, various spread relationships, prepayment speeds, repricing opportunities, cash flow characteristics of instruments without contractual maturity dates and changes in the volumes of multiple loan, investment and deposit categories. Management believes that individually and in the aggregate these assumptions are reasonable, but the complexity of the simulation modeling process results in a sophisticated estimate, not a precise calculation of exposure.

     One of the most significant assumptions is the assignment of deposit balances without a stated maturity date to specific time frames. Since these deposits are subject to withdrawal on demand, and have rates that can be changed at any time, they could be considered immediately repriceable and assigned to the shortest maturity, resulting in a significant level of liability sensitivity. However, actual practice indicates that balances are withdrawn and replaced over a much longer time frame, and rates are modified less frequently and in smaller increments than changes which occur in financial market rates. Although the Company prefers to use a statistical analysis of historical deposit behavior to derive appropriate distributions of deposit balances over the simulation time horizon, in the current data non-maturity deposits are assigned a one-month maturity. The combined deposits of the merged company will be reanalyzed to provide a more accurate depiction of interest rate risk.

     The model then applies a predetermined immediate parallel increase or decrease in the level of interest rates to forecast the impact on both net interest income and capital one year forward. While this methodology provides a comprehensive appraisal of interest rate risk, it is not necessarily indicative of actual or expected financial performance. Changes in interest rates that affect the entire yield curve equally at a single point in time are not typical. The residential mortgage prepayment assumptions are based on industry medians and could differ from the Company’s actual results due to non-financial prepayment incentives and other local factors. The behavior of depositors is based on an analysis of historical changes in balances and might not fully reflect current attitudes toward other investment alternatives. Moreover, the model does not include any interim changes in strategy the Company might instate in response to shifts in interest rates.

     At September 30, 2002, assuming an immediate, parallel 200 basis point shift in market yields, the Company’s net interest income for the next twelve months was calculated to decrease by approximately 2.96% if rates fell and decrease by 5.49% if rates rose. Since interest rates on deposit products are very low, the Company would not realize any significant future benefit from lower rates, but could see a continuing decrease in earning asset rates. The net present value of equity is defined as the difference between the present value of the Company’s assets and liabilities. In general, the present value of fixed rate financial instruments declines as market rates increase and increases as rates fall. Using the yield scenario defined above, the net present value of equity was forecasted to decline by 17.79% in a rising rate environment and to rise by 13.75% in a falling rate scenario. The duration of total assets was 26.6 months, compared to a duration of total liabilities of 11.4 months, indicating that liabilities will both reprice faster than assets and change in value by a smaller amount than the assets over a similar time frame.

     Interest rate risk can be managed by using a variety of techniques, including selling existing assets or repaying liabilities, pricing loans and deposits to attract preferred maturities and developing alternative sources of funding or structuring new products to hedge existing exposures. In addition to these balance sheet strategies, the Company can also use derivative financial instruments such as interest rate swaps, caps, and floors to minimize the potential impact of adverse changes in interest rates. During the third quarter, the Company continued to lengthen the duration of its liabilities by extending the term of maturing borrowings to minimize the effect of rising rates on future net interest income.

     The Company has three interest rate swaps on which it pays a fixed rate and receives a variable rate. One swap with a current notional principal amount of $8,995 was executed as a hedge against fixed rate mortgages, which are held in the Company’s portfolio. The net cash flow and market value of the swap moves inversely with those of the fixed rate loans in the portfolio, which reduces the Company’s exposure to changing interest rates. If rates rise, the Company receives net cash flow from the swap which compensates for the opportunity loss of holding an asset with a below market yield. Alternatively, the increase in the market value of the swap would balance the loss on the mortgage loans if the loans were sold. If rates fall, the net cash flows given up are offset by the increased value of assets with an above market yield. The gain that would be realized on the sale of the loans would counteract the loss on the termination of the interest rate swap. While this hedging arrangement provides protection against changing rates, the structure of the swap does not fully offset the interest rate risk of the loans and therefore is not considered an effective hedge under current accounting guidance. The swap is recorded as a liability with a fair value of $273, with changes recognized in current income.

There are two swaps with a total notional principal of $25,000 which were executed to convert variable rate borrowings to a fixed rate to reduce the risk of increased interest expense in a rising rate environment. Since the terms of the swap are essentially the same as those of the liabilities being hedged, the transaction is considered fully effective. The swaps are recorded as a liability with a fair value of $4,120. Changes in the fair value are recognized in other comprehensive income on a tax adjusted basis.

The Company also has a notional balance of $3,000 options on the S & P 500 which offsets the equivalent risk of certificate of deposit liabilities that have a return contractually linked to the index. The purchased options and the derivative created by the implied options embedded in the certificates offset each other and are carried at fair value with changes recognized in current income. At September 30, 2002 the purchased option had a fair value of $93 while the option embedded in the certificate of deposit was a liability of $93. The premium paid for the purchased options is being amortized to interest expense on deposits over the five year term of the certificates. In addition to the premium amortization of $155, for the year to date the Company has recognized expense of $70 in current income for the portion of the transaction that is deemed to be ineffective.

Item 4:
CONTROLS AND PROCEDURES DISCLOSURE

Within the 90-day period prior to the filing date of this report, an evaluation was carried out under the supervision and with the participation of the Company’s management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934). Based on their evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are, to the best of their knowledge, effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. Subsequent to the date of their evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that there were no significant changes in the Company’s internal controls or in other factors that could significantly affect its internal controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

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

Item 6. Exhibits and Reports on Form 8-K

(a)  Exhibits Required by Item 601 of Regulation S-K

Exhibit 3(a) – Articles of Incorporation, as amended (incorporated by reference to Appendix A to UNB Corp.’s Form S-4 dated October 15, 2001).

Exhibit 3(b) – Code of Regulations, (incorporated by reference to Exhibit (4)B to UNB Corp.’s registration statement on Form S-3 (No. 33-27471).

Exhibit 10.2 – Indenture of the Company relating to the Junior Subordinated Debentures (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-4, Registration Statement No. 333-30570).

Exhibit 10.3 – Amended and Restated Trust Agreement of BFOH Capital Trust I (incorporated by reference to the Company’s Registration Statement of Form S-4, Registration Statement No. 333-30570).

Exhibit 10.e — UNB Corp. 1997 Stock Option Plan, filed on February 28, 1998, is incorporated herein by reference to Form Definitive 14-A, dated April 15, 1997, Appendix A.

Exhibit 10.y – Split Dollar Agreement for Salary Continuation Agreement Roger L. Mann, James J. Pennetti and Scott E. Dodds, dated May 1, 2001, is incorporated herein by reference to Form 10-Q for quarter ended September 30, 2001, Exhibit 10.y.

Exhibit 10.z – Key Man Split Dollar Agreement for Roger L. Mann, dated July 18, 2001, is incorporated herein by reference to Form 10-Q for quarter ended September 30, 2001, Exhibit 10.z.

Exhibit 10.aa – Group Term Carve Out Plan, dated May 1, 2001, is incorporated herein by reference to Form 10-Q for quarter ended September 30, 2001, Exhibit 10.aa.

Exhibit 10.ab – Unizan Financial Corp. Severance Agreement for Roger L. Mann entered into as of August 1, 2002.

Exhibit 10.ac – Unizan Bank, National Association Amended Salary Continuation Agreement for Roger L. Mann entered into as of August 1, 2002.

Exhibit 10.ad – Unizan Financial Corp. Severance Agreement for James J. Pennetti entered into as of August 1, 2002.

Exhibit 10.ae – Unizan Bank, National Association Amended Salary Continuation Agreement for James J. Pennetti entered into as of August 1, 2002.

Exhibit 10.af – Unizan Financial Corp. Severance Agreement for Scott E. Dodds entered into as of August 1, 2002.

Exhibit 10.ag – Unizan Bank, National Association Amended Salary Continuation Agreement for Scott E. Dodds entered into as of August 1, 2002.

Exhibit 10.ah – Unizan Financial Corp. Severance Agreement for James H. Nicholson entered into as of August 1, 2002.

Exhibit 10.ai – Unizan Financial Corp. Severance Agreement for Edward N. Cohn entered into as of August 1, 2002.

Exhibit 10.aj – Unizan Financial Corp. Severance Agreement for Robert J. Blackburn entered into as of August 1, 2002.

Exhibit 10.ak – Unizan Financial Corp. Severance Agreement for James B. Baemel entered into as of August 1, 2002.

Exhibit 10.al – Unizan Financial Corp. Severance Agreement for Gary L. McGlaughlin entered into as of August 1, 2002.

Exhibit 10.am – Unizan Financial Corp. Severance Agreement for Thomas J. Selock entered into as of August 1, 2002.

Exhibit 99.1 – Certification of Financial Results

Exhibit 99.2 – Certification of Financial Results

(b)  Reports on Form 8-K

None

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Unizan Financial Corp. (Registrant)

Date	November 13, 2002	/s/ Roger L. Mann Roger L. Mann President and Chief Executive Officer

Date	November 13, 2002	/s/ James J. Pennetti James J. Pennetti Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

I, Roger L. Mann, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Unizan Financial Corp.

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report.

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared:

(b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

(c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

(a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b) Any fraud, whether or not material, that involves management or other employees, who have a significant role in the registrant’s internal controls.

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	November 13, 2002	/s/ Roger L. Mann Roger L. Mann President and Chief Executive Officer

I, James J. Pennetti, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Unizan Financial Corp.

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report.

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared:

(b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

(c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

(a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b) Any fraud, whether or not material, that involves management or other employees, who have a significant role in the registrant’s internal controls.

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	November 13, 2002	/s/ James J. Pennetti James J. Pennetti Executive Vice President and Chief Financial Officer