Form 10-K
period 2002-12-31
UNIZAN FINANCIAL CORP
filed 2003-03-14
CIK 746481

United States

Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-K

☒                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

The aggregate market value of the Registrant’s outstanding voting common stock held by non-affiliates on June 28, 2002, determined using a per share closing price on that date of $21.41, was $471,975,871.

The number of shares outstanding of the Registrant’s common stock, as of February 28, 2003: 21,683,945 shares of $1.00 per share stated value common stock.

UNIZAN FINANCIAL CORP.

FORM 10-K

2002

PART I

Item 1 — Business

General Development of Business

Unizan Financial Corp. is a financial services holding company organized under the laws of the State of Ohio and is headquartered in Canton, Ohio. It conducts a full-service commercial and retail banking business through its wholly-owned subsidiary, Unizan Bank, National Association (“Bank”). Unizan Financial Corp. was formed as a result of the merger between BancFirst Ohio Corp. and UNB Corp. that was completed on March 7, 2002. BancFirst Ohio Corp. shareholders received, for each BancFirst Ohio Corp. share, 1.325 shares of UNB Corp. common stock. The merger was accounted for under the purchase method of accounting. BancFirst Ohio Corp. was the accounting acquiror since BancFirst had majority stock ownership. Accordingly, UNB Corp.’s results of operations have been included from the date of the merger. The “Company” is defined as Unizan Financial Corp. and BancFirst Ohio Corp. The Company also has wholly owned subsidiaries: Unizan Banc Financial Services, Inc.; Unizan Financial Advisors, Inc.; Unizan Title Services, Inc.; BFOH Capital Trust I and Unizan, Inc. Unizan Financial Corp. is registered under the Bank Holding Company Act of 1956, as amended.

Description of Unizan Financial Corp.’s Business

Unizan Financial Corp.’s main affiliate, Unizan Bank, National Association, is a full-service banking organization with 45 banking offices offering a wide range of commercial, retail and fiduciary banking services primarily to customers in Stark, Summit, Wayne, Muskingum, Licking, Franklin, Greene, Miami and Montgomery Counties of Ohio. The Aircraft Finance Group of the Bank maintains a local sales office in Franklin County as well as two regional offices in Sacramento, California and Orlando, Florida, which generate loans nationally. Also, the Bank has small business lending centers to serve small businesses and specializes in loans guaranteed by the U.S. Department of Commerce, Small Business Administration (“SBA”). Currently, small business lending centers are located in Cleveland, Columbus, Cincinnati and Dayton, Ohio; Indianapolis, Indiana; Louisville, Kentucky and Detroit, Michigan.

The Bank offers a broad range of loan, deposit, trust and miscellaneous products and services. Loan products include commercial and commercial real estate loans, government guaranteed loans, a variety of residential mortgage and construction loan products, direct and indirect consumer installment loans, home equity lines of credit, aircraft financing, VISA business lines of credit, small business leases and accounts receivable financing. During 1997, 1998, 1999, 2000 and 2002 the Bank was the largest originator of SBA 7(a) loans in Ohio and has also been awarded the designation of Preferred Lender by the SBA. Deposit products include interest and non-interest bearing checking products, various savings and money market products, and certificates of deposit and IRAs with various maturities.

Investment and funds management services are provided through a wholly-owned subsidiary of the Bank, Unizan Financial Services Group, National Association. Services provided include employee benefit trusts, personal trusts, investment management services and in-house brokerage operations including fee-based financial planning, mutual funds, stocks, bonds and insurance products. Unizan Financial Advisors, Inc., a wholly-owned subsidiary of the Company, also offers a well-rounded array of products and services related to financial planning, insurance, annuities, investments and brokerage services.

Other miscellaneous products and services provided by the Bank include ATM access, safe deposit boxes, night deposits, United States savings bonds, traveler’s checks, money orders and cashier checks, electronic and online banking services, wire transfer service, selected utility bill payments, collections and notary services. In addition, the Bank has correspondent relationships with major banks in New York, Pittsburgh, Detroit and Chicago pursuant to which the Bank receives and provides to its customers various financial services.

Unizan Banc Financial Services, Inc. is a consumer finance company, regulated under the Ohio Mortgage Loan Act. Its products include real estate and non-real estate secured loans, as well as personal note loans and indirect retail loans. At December 31, 2002, total loans outstanding, net of unearned income, were $14.3 million. Loans secured by real estate accounted for 81.0% of outstandings while the remaining 19.0% is derived from personal and retail, non-real estate loans. The results of operations for Unizan Banc Financial Services for 2002 did not have a material impact on the earnings of Unizan Financial Corp.

Unizan Title Services, Inc. was formed in July 2000 for the purpose of selling title insurance. BFOH Capital Trust I was formed in October 1999 and Unizan, Inc. was formed in December 2002 as special purpose trusts for the purpose of issuing capital securities.

Company Strategy

The Company believes its profitability in recent years is in part attributable to a growth strategy that has been achieved through mergers and acquisitions. Management believes that increased size will allow the Company to:

•	take advantage of increased operating efficiencies associated with the attendant economies of scale;

•	achieve greater diversification of its markets and products;

•	enhance shareholder value by more effectively leveraging its equity capital; and

•	more effectively position itself to take advantage of acquisition opportunities in the rapidly changing financial services industry.

Given its significant market share in its primary market area, the Company recognized that its desired growth would have to come primarily from expansion into new markets. In recognition of these factors, management undertook a growth strategy which emphasized:

•	acquiring existing branch locations from competing institutions as well as de novo branching;

•	acquiring bank and thrift holding companies;

•	expanding trust, private banking and investment services; and

•	improving technology to enhance services and manage the cost of operations.

The Company believes that it has been successful in implementing its strategy. The 1995 acquisition of Bellbrook Community Bank provided access to the Dayton metropolitan market. In August 1996, the Company acquired County Savings Bank, which had total assets of approximately $554 million. In October 1998, the Bank opened a new branch location in Washington Township, Ohio, located in the Dayton metropolitan market. An additional branch location was opened in May 1999 in New Albany, Ohio, a rapidly growing suburb of Columbus, Ohio. In June 2000, the Company acquired Milton Federal Financial Corporation (“Milton”), which added four branches in the Dayton metropolitan market. In March 2002, the Company completed a merger with UNB Corp., which had total assets of approximately $1.2 billion and added eighteen branches in Stark, Wayne and Summit Counties.

The Company’s Board of Directors and management intend to seek continued controlled growth of the organization through selective acquisitions of banks and/or savings and loan associations. The objectives of such acquisitions will be to:

•	increase the opportunity for quality earning asset growth, deposit generation and fee-based income opportunities;

•	diversify the earning assets portfolio and core deposit base through expansion into new geographic markets;

•	improve the potential profits from its combined operations through economies of scale; and

•	enhance shareholder value.

•	In furtherance of such objectives, the Company intends to continue its pursuit of business combinations which fits its strategic objectives of growth, diversification and market expansion and which provides the potential for enhanced shareholder value. At the present time, the Company does not have any understanding or agreements for any acquisition or combination.

Risk Factors

The Company may not be able to successfully manage its growth

The Company’s general strategy for growth has been to acquire banks and related businesses that it believes are compatible with its business. At present, the Company believes its infrastructure is in place to accommodate additional growth from acquisitions. To the extent that the Company continues to grow, it cannot be assured that it will be able to manage such growth adequately and efficiently. Moreover, it may not be able to obtain regulatory approval for any acquisition it may want to make. Acquiring other banks and businesses will involve risks, including:

•	potential exposure to liabilities of banks and businesses it acquires;

•	difficulty and expense of integrating the operations and personnel of banks and businesses;

•	potential disruption of its businesses;

•	inability to hire and train a sufficient number of skilled employees;

•	impairment of relationships with customers of the bank and businesses it acquires; and

•	incurrence of amortization expense related to identified intangible assets and impairment of goodwill for any acquisition accounted for as a purchase.

If the Company fails to manage its growth effectively, its business, financial condition and results of operations could be materially and adversely affected.

Changing economic conditions and geographic concentration in one market may unfavorably impact the Company

The operations of the Company are concentrated in the State of Ohio. As a result of this geographic concentration, the Company’s results depend largely upon economic conditions in this area. A deterioration in economic conditions in this market could:

•	increase loan delinquencies;

•	increase problem assets and foreclosures;

•	increase claims and lawsuits;

•	decrease demand for the Company’s products and services; and

•	decrease the value of collateral for loans, especially real estate, in turn reducing customers’ borrowing power, the value of assets associated with problem loans and collateral coverage.

The Company may be unable to manage interest rate risks, which could reduce its net interest income

The Company’s results of operations are affected principally by net interest income, which is the difference between interest earned on loans and securities and interest expense paid on deposits and other borrowings. The Company cannot predict or control changes in interest rates. Regional and local economic conditions and the policies of regulatory authorities, including monetary policies of the Board of Governors of the Federal Reserve System, affect interest income and interest expense. During 2001 and 2002, interest rates have been very volatile. The Company expects such volatility to continue. The Company takes measures intended to manage the risks that result from changes in market interest rates. However, changes in interest rates can still have a material adverse effect on the Company’s profitability.

In addition, certain assets and liabilities may react differently to changes in market interest rates. For example, interest rates on some types of assets and liabilities may fluctuate prior to changes in broader market interest rates, while interest rates on other types may lag behind. Some of the Company’s assets, such as adjustable rate mortgages, have features including rate caps, which may restrict changes in their interest rates.

Interest rates are highly sensitive to many factors that are beyond the Company’s control. Some of these factors include:

•	inflation;

•	recession;

•	unemployment;

•	money supply;

•	international disorders; and

•	instability in domestic and foreign financial markets.

Changes in interest rates may affect:

•	the level of voluntary prepayments on loans; and

•	the receipt of payments on mortgage-backed securities resulting in the receipt of proceeds that may be reinvested at a lower rate than the loan or mortgage-backed security being prepaid.

Although the Company pursues an asset-liability management strategy designed to control its risk from changes in market interest rates, changes in interest rates can still have a material adverse effect on its profitability. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations of the Company—Interest Rate Risk Management.”

Changes in the SBA program or increased competition for such loans could adversely affect the Company’s profitability

The SBA lending program is a federal government program. The U.S. Congress continues to scrutinize government programs, including the SBA lending program. The Company cannot provide assurance that its participation in the SBA lending program will continue in its present manner. The Company’s strategic plan includes an emphasis on continued growth of its SBA lending program. Loans generated through this program contain portions (typically 75%), which are guaranteed by the government. The Company has typically sold these guaranteed portions in the secondary market. The non-interest income the Company generates from these sales has been an important source of revenue for the Company and continues to play a significant role in earnings. Future non-interest income from these activities depends on the Company’s ability to originate and sell loans under the SBA lending program. If the U.S. Congress changes the SBA lending program, or if the Company has increased competition for such loans, its operating results could be adversely effected.

Market area and competition

The financial services industry in the Company’s primary market area is highly competitive. The Bank competes actively with regional and super-regional bank holding companies, community banks, savings institutions, mortgage bankers, brokerage firms, insurance companies and loan production offices in each of its primary market areas. The primary means of competition are through interest rates, pricing and service.

Changes in the financial services industry resulting from fluctuating interest rates, technological changes and deregulation have resulted in an increase in competition, cost of funds, merger activity and customer awareness of product and service differences among competitors.

Management believes that the deposit mix, coupled with the legal lending limit regulations that the Bank is subjected to, is such that no material portion of the Bank’s deposits or loans have been obtained from a single customer. Consequently, the loss of any one customer would not have a materially adverse effect on its business. The business of the Company and the Bank is not seasonal to any material degree.

Regulation and Supervision

Unizan Financial Corp. is registered as a financial holding company under the Bank Holding Company Act (“the Act”) of 1956, as amended, and is subject to the reporting requirements of, and examination and regulation by, the Board of Governors of the Federal Reserve System (Federal Reserve Board). Prior approval of the Federal Reserve is required in any case where a financial holding company proposes to acquire direct or indirect ownership or control of more than five percent of the voting stock, or substantially all of the assets, of any other financial holding company. The Act also prohibits a financial holding company, with certain exceptions, from acquiring more than five percent of the voting stock of any company that is not a bank and from engaging in any business other than banking or managing or controlling banks. The Federal Reserve is authorized to approve the ownership of shares by a financial holding company in any company, the activities of which the Federal Reserve has determined to be so closely related to banking or to managing or controlling banks as to be a proper incident thereto. The Federal Reserve has by regulation determined that certain activities are closely related to banking within the meaning of the Bank Holding Company Act. These activities include among others, operating a mortgage company or finance company; performing certain data processing operations; providing investment and financial advice and acting as an insurance agent for certain types of credit-related insurance.

In November 1999, the Gramm-Leach-Bliley, or Financial Services Modernization Act was enacted, amending the Bank Holding Company Act of 1956, modernizing the laws governing the financial services industry. This Act contains a variety of provisions of benefit to the banking industry, including language which greatly expands the powers of banks and bank holding companies by authorizing a bank holding company to affiliate with any financial company and cross-sell an affiliate’s products, thus allowing such a company to offer its customers any financial product or service. The Act expands the number of permissible activities to include a wide variety of financial activities; any activity in the future not already included in the list that the Federal Reserve and the Treasury Department consider financial in nature or incidental to financial activities; and any activity that the Federal Reserve determines is complementary to a financial activity and which does not pose a substantial safety and soundness risk. Unizan Financial Corp. is a financial holding company. In order to maintain the financial holding company status, the Bank must be well capitalized, be well managed and have a Community Reinvestment Act (CRA) rating of satisfactory or above. In addition, the Act fully closes the unitary thrift loophole which permits commercial companies to own and operate thrifts, reforms the Federal Home Loan Bank System to increase significantly community banks’ access to loan funding and protects banks from discriminatory state insurance regulation. The Act also includes new provisions in the privacy area, restricting the ability of financial institutions to share nonpublic personal customer information with third parties.

Unizan Financial Corp. is under the jurisdiction of the Securities and Exchange Commission for matters relating to its securities and is subject to the disclosure and regulatory requirements of the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended, as administered by the Commission. Unizan Financial Corp. is also listed on The Nasdaq Stock Market under the trading symbol “UNIZ” and is subject to the rules of Nasdaq.

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

As a national bank, Unizan Bank, National Association is supervised and regulated by the Office of the Comptroller of the Currency (“OCC”). The deposits of the Bank are insured by the Bank Insurance Fund (“BIF”)

while deposits purchased from savings and loans are insured by the Savings Association Insurance Fund (“SAIF”) of the Federal Deposit Insurance Corporation (“FDIC”). The Bank is subject to the applicable provisions of the Federal Deposit Insurance Act. Various requirements and restrictions under the laws of the United States and the State of Ohio affect the operations of the Bank, including requirements to maintain reserves against deposits, restrictions on the nature and amount of loans which may be made and the interest which may be charged thereon, restrictions relating to investments and other activities, limitations on credit exposure to correspondent banks, limitations on activities based on capital and surplus, limitations on payment of dividends and limitations on branching. Under current laws, the Bank may establish branch offices throughout the State of Ohio. The Interstate Banking and Branching Efficiency Act of 1994 permits nationwide interstate banking and branching. “Adequately capitalized” and “well managed” financial holding companies may acquire a bank in any state, subject to certain limitations. In addition, effective June 1997, such interstate financial holding companies can consolidate banks owned in multiple states into a single branch network, or acquire out-of-state banks as branches. De novo interstate branching is not authorized, unless the law of other states specifically authorize it.

The Company and the Bank are subject to regulatory capital requirements administered by federal banking agencies. The guidelines establish a systematic, analytical framework that makes regulatory capital requirements sensitive to differences in risk profiles among depository institutions, takes off-balance sheet exposure into account in assessing capital adequacy and reduces disincentives to holding liquid, low-risk assets. Risk-based capital ratios are determined by classifying assets and specified off-balance sheet financial instruments into weighted categories with higher levels of capital being required for categories perceived as representing greater risk. Federal Reserve Board policy also provides that banking organizations generally, and, in particular, those that are experiencing internal growth or actively making acquisitions, are expected to maintain capital positions that are substantially above the minimum supervisory levels, without significant reliance on intangible assets. The regulations provide five different classifications of capitalization, with “prompt corrective actions” and significant operational restrictions imposed on institutions that are capital deficient under the classifications. The five classifications are: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized.

To be considered well capitalized an institution must have a risk-based capital ratio of 10%, a Tier 1 capital ratio of 6% and a leverage ratio of 5%. To be considered adequately capitalized an institution must have a risk-based capital ratio of 8%, a Tier 1 capital ratio of 4% and a leverage ratio of 4%. Institutions are required to monitor their capital levels closely and to notify their appropriate regulatory agency of any basis for a change in capital category. Failure to meet the capital guidelines could subject a banking institution to a variety of enforcement remedies available to federal regulatory authorities. Unizan Financial Corp.’s risk-based capital ratio, Tier 1 capital ratio and leverage ratio all exceeded minimum regulatory requirements to be considered well capitalized.

The ability of the Company to obtain funds for the payment of dividends and for other cash requirements is largely dependent on the amount of dividends that may be declared by the Bank. Banking regulations require maintaining certain capital levels and may limit the dividends paid by the Bank to the holding company or by the holding company to shareholders. Generally, dividends are limited to the current and prior two years retained earnings. Payment of dividends by the Bank may be restricted at any time at the discretion of the regulatory authorities if they deem such dividends to constitute an unsafe and/or unsound banking practice or if necessary to maintain adequate capital for the Bank. These provisions could have the effect of limiting the Company’s ability to pay dividends on its outstanding common shares. These restrictions do not presently limit the Company from paying normal dividends.

Management is not aware of any recommendations by regulatory authorities, which, if they were implemented, would have a material effect on Unizan Financial Corp.

Effects of Compliance with Environmental Protection Regulations

Compliance with Federal, State and local provisions regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment has not had a material effect upon the capital expenditures, earnings or competitive position of Unizan Financial Corp. or its subsidiaries. Unizan Financial Corp. anticipates, based on the nature of its business, that it will have no material capital expenditures for the purpose of protecting the environment in the foreseeable future. From time to time, the Bank may be required to make capital expenditures for environmental control facilities related to properties acquired through foreclosure proceedings.

Employees

As of December 31, 2002, Unizan Financial Corp. and its subsidiaries had 733 full-time equivalent employees. Unizan Financial Corp. and its subsidiaries are not a party to any collective bargaining agreement and management considers its relationship with its employees to be good.

Financial Information About Geographic Areas

Unizan Financial Corp. and its subsidiaries do not have any offices located in foreign countries and they have no foreign assets, liabilities, or related income and expense for the years presented.

Statistical Disclosure: For information regarding financial disclosures related to the Registrant as required under the Securities and Exchange Commission’s Industry Guide 3, “Statistical Disclosures by Bank Holding Companies”, see Management’s Discussion and Analysis of Financial Condition and Results of Operations of the Company and the accompanying notes.

Item 2 — Properties

The Company’s headquarters and the Bank’s main office, executive offices and various administrative offices are located in 21,800 square feet of the Unizan Bank Building, at 220 Market Avenue, South, Canton, Ohio that is leased from 220 Market Avenue Tenancy (Market Avenue, LLC). The property is leased through 2013 with five three-year options extending through the year 2033. Unizan Bank Center, at 624 Market Avenue, North, Canton, Ohio, is owned by the Bank and houses various administrative and operational departments of the Bank. The Bank also owns, free and clear of any encumbrances, thirty-one other buildings used as full service banking locations. Three additional full service branch locations are located in buildings owned by the Bank on land that is being purchased on a land contract or is being leased on an extended basis. One full service branch is located in a 15,000 square foot facility that is leased by the Bank. This facility is also used by the Bank for business lending, private banking, administrative and various operational activities. The Company also leases space in seventeen additional locations used primarily for full service banking locations, business lending and operational activities.

Unizan Banc Financial Services, Inc.

Unizan Banc Financial Services, Inc. has three offices located throughout Stark County. The offices are located at 4906 Portage Street NW in North Canton, Ohio, 7979 Hills and Dales in Massillon, Ohio and 536 West State Street in Alliance, Ohio. All of these locations are leased with various expiration dates through August 2007.

Unizan Financial Advisors, Inc.

Space is leased for Unizan Financial Advisors, Inc. at 6275 Frank Avenue NW, in North Canton, Ohio, with a term that runs through September 2003.

The aggregate annual rentals paid by the Company during the past fiscal year did not exceed five percent of its operating expenses. Management of the Company believes that its properties are adequately insured and that the facilities owned or leased by the Company are satisfactory for its current operations. There is no mortgage debt owing on any of the above properties owned by the Bank.

Item 3 — Legal Proceedings

The nature of the Company’s business results in a certain amount of litigation. Accordingly, the Company and its subsidiaries are subject to various pending and threatened lawsuits in which claims for monetary damages are asserted in the ordinary course of business. While any litigation involves an element of uncertainty, in the opinion of management, liabilities, if any, arising from such litigation or threat thereof, will not have a material effect on the Company.

Item 4 — Submission of Matters to a Vote of Security Holders

During the fourth quarter of the year ended December 31, 2002, there were no matters submitted to a vote of security holders.

PART II

Item 5 — Market Price of and Dividends on the Common Equity and Related Stockholder Matters

Shares of Unizan Financial Corp. common stock are traded on The Nasdaq Stock Market under the symbol UNIZ.

Market Price Ranges for Common Stock

	2002
Quarter	High	Low	Dividend Rate
First	$20.00	$17.15	$.130
Second	$21.64	$18.50	$.130
Third	$21.45	$16.60	$.130
Fourth	$20.09	$18.00	$.130

	2001
Quarter	High	Low	Dividend Rate
First	$15.00	$11.50	$.125
Second	$19.11	$14.00	$.125
Third	$20.12	$14.85	$.125
Fourth	$19.10	$16.60	$.125

As of January 31, 2003, the Company had 3,399 shareholders of record and an estimated 3,569 additional beneficial holders whose stock was held in nominee name.

For information as to restrictions on the ability of the Bank to transfer funds to the Company in the form of cash dividends, attention is directed to the caption “Capital Resources” found within Management’s Discussion and Analysis and to Note 18—“Dividend and Regulatory Capital Requirements” of this Form 10-K.

Item 6 — Five Year Summary of Selected Data

FIVE YEAR SUMMARY OF SELECTED DATA

	Years ended December 31,
	2002(2)	2001	2000(2)	1999	1998
	(In thousands of dollars, except per share data)
Statement of Income Data:
Interest income	$146,720	$114,370	$111,725	$88,114	$86,657
Interest expense	65,510	68,132	70,946	49,647	50,150

Net interest income	81,210	46,238	40,779	38,467	36,507
Provision for loan losses	7,893	2,250	1,800	1,580	1,225
Non-interest income	25,620	14,022	13,121	10,753	9,948
Non-interest expense	60,693	34,300	31,617	29,651	29,827

Income before income taxes, accounting method change and extraordinary item	38,244	23,710	20,483	17,989	15,403
Provision for federal income tax	11,739	7,659	6,552	5,685	4,835

Income before accounting method change and extraordinary item	26,505	16,051	13,931	12,304	10,568
Accounting method change adoption of FAS 142	1,392	—	—	—	—
Extraordinary item-prepayment charges on early repayment of FHLB advances, net of tax	—	—	—	—	400

Net income	$25,113	$16,051	$13,931	$12,304	$10,168

Cash dividends declared	$11,446	$5,129	$4,652	$4,401	$4,333

Per share data:(1)
Income before accounting change and extraordinary item:
Basic	$1.31	$1.38	$1.26	$1.13	$0.95
Diluted	1.28	1.37	1.25	1.13	0.95
Net income:
Basic	1.25	1.38	1.26	1.13	0.92
Diluted	1.21	1.37	1.25	1.13	0.92
Dividends	0.52	0.44	0.42	0.41	0.39
Book value per share	13.79	10.06	12.20	10.05	10.56

Average balances:
Total assets	$2,418,613	$1,530,326	$1,450,555	$1,210,077	$1,136,578
Total earning assets	2,192,546	1,429,372	1,351,965	1,137,993	1,072,600
Total deposits	1,729,394	1,117,653	952,617	792,466	761,468
Gross loans	1,752,249	1,078,111	990,811	810,782	769,687
Shareholders’ equity	265,027	113,092	90,329	86,091	87,998

Financial ratios:
Net income as a percentage of:
Average assets	1.04%	1.05%	0.96%	1.02%	0.89%
Average shareholders’ equity	9.48	14.19	15.42	14.29	11.55
Cash dividends as a percentage of net income	45.58	31.96	33.02	35.76	42.69
Average shareholders’ equity as a percentage of average assets	10.96	7.39	6.23	7.11	7.74
Net interest margin	3.74	3.29	3.09	3.47	3.48
Gross loans/assets	72.45	69.74	68.31	67.00	67.72
Gross loans/deposits	98.69	93.65	97.85	106.33	98.41
Allowance for loan losses/total loans	1.33	1.02	0.93	0.87	0.85
Net charge-offs to average loans	0.31	0.17	0.09	0.10	0.16

Year-end balances:
Total assets	$2,691,902	$1,471,454	$1,559,601	$1,274,206	$1,181,011
Borrowings	351,911	240,565	325,368	385,498	296,750
Total shareholders’ equity	304,290	116,506	107,142	80,108	87,535

(1)	Per share data has been restated to reflect all stock dividends, stock splits and by the 1.325 exchange factor for the merger of BancFirst Ohio Corp. and UNB Corp.
(2)	The merger of BancFirst Ohio Corp. and UNB Corp. in 2002 and the acquisition of Milton in 2000 significantly affect the comparability of the Company’s results of operations for prior years.

Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Dollars in thousands, except per share data)

For a comprehensive understanding of the Company’s financial condition and performance, this discussion should be read in conjunction with the Consolidated Financial Statements, accompanying notes, and other information contained elsewhere herein.

Forward Looking Statement

Certain statements contained in this report that are not historical facts are forward looking statements that are subject to certain risks and uncertainties. When used herein, the terms “anticipates,” “plans,” “expects,” “believes,” “estimates” or “projects” and similar expressions as they relate to Unizan Financial Corp. or its management are intended to identify such forward looking statements. Unizan Financial Corp.’s actual results, performance or achievements may materially differ from those expressed or implied in the forward looking statements. Risks and uncertainties that could cause or contribute to such material differences include, but are not limited to: general economic conditions; interest rate environment; competitive conditions in the financial services industry; changes in law, governmental policies and regulations; material unforeseen changes in the liquidity, results of operation, or financial condition of the Company’s customers; and other risks detailed in “Item 1: Business—Risk Factors”, all of which are difficult to predict and many of which are beyond the control of the Company.

Introduction

The following is management’s discussion and analysis of the financial condition and results of the operations of Unizan Financial Corp. The reported results of the Company primarily reflect the operations of the Company’s Bank subsidiary. The Company’s results of operations are dependent on a variety of factors, including the general interest rate environment, competitive conditions in the industry, governmental policies and regulations and conditions in the markets for financial assets. Like most financial institutions, the primary contributor to the Company’s income is net interest income, which is defined as the difference between the interest the Company earns on interest-earning assets, such as loans and securities, and the interest the Company pays on interest-bearing liabilities, such as deposits and borrowings. The Company’s operations are also affected by non-interest income, such as checking account and trust fees and gains from sales of loans. The Company’s principal operating expenses, aside from interest expense, consist of salaries and employee benefits, occupancy costs, and other general and administrative expenses.

Unizan Financial Corp. was formed as a result of the merger between BancFirst Ohio Corp. and UNB Corp. that was completed on March 7, 2002. BancFirst Ohio Corp.’s shareholders received, for each BancFirst Ohio Corp. share, 1.325 shares of UNB Corp. common stock. The merger was accounted for under the purchase method of accounting. Accordingly, UNB Corp.’s results of operations have been included from the date of the merger. BancFirst Ohio Corp. was the accounting survivor since BancFirst had majority stock ownership. The historical numbers reported for comparison purposes reflect BancFirst Ohio Corp.’s results. Total assets added from this merger approximated $1.2 billion.

On June 20, 2000, the Company completed the acquisition of Milton. In connection with the acquisition, the Company issued 964,829 common shares having a total value of approximately $14.2 million and paid cash of $14.1 million to Milton’s shareholders. The acquisition was accounted for as a purchase. Accordingly, Milton’s results of operations have been included from the date of acquisition. Total assets added from this acquisition approximated $259.2 million.

Results of Operations

Unizan Financial Corp.’s consolidated net income for 2002 was $25,113, or $1.21 per diluted share. This compares with net income of $16,051, or $1.37 per diluted share, for 2001 and $13,931, or $1.25 per diluted share, for 2000. Return on average assets was 1.04% in 2002, compared with 1.05% and 0.96% for 2001 and 2000, respectively. The Company’s return on average equity was 9.48% for 2002, compared with 14.19% in 2001 and 15.42% in 2000.

Net Interest Income

Net interest income, the primary source of earnings for the Company, is the difference between interest and loan fee income generated on interest-earning assets and the interest expense paid on deposits and borrowed funds. For this discussion, net interest income is presented on a fully tax equivalent (“FTE”) basis which restates interest on tax-exempt securities and loans as if such interest was subject to federal income tax at the statutory rate.

For 2002, net interest income increased to $81,952 from $47,059 in 2001 and from $41,712 in 2000. In 2002, the increase in the net interest income was attributed to the growth in average interest-earning assets due to the merger with UNB Corp. The yield on interest-earning assets declined by 133 basis points which was offset by a 177 basis point reduction in the cost of funds. The Company tries to maintain a neutral interest rate risk position to minimize the impact of changes in rates on net interest income and the net interest margin. If rates continue to decline in 2003, the net interest margin is likely to decline. Borrowers will have the option to prepay or refinance existing loans, but the Company will have less opportunity to decrease rates on deposits since they are near historical lows. If rates increase, variable rate loans will reprice upward, but could be offset by similar increases in deposit rates, resulting in a flat to declining net interest margin rate. Loan fees in the amount of $3.9 million, $2.7 million and $1.4 million were included in interest on loans for the years ended December 31, 2002, 2001 and 2000, respectively.

Net interest margin, the measure of the net yield on average interest-earning assets on a FTE basis, is calculated by dividing net interest income on a FTE basis by average interest-earning assets. The following table presents, for each period indicated, the total dollar amount of interest income from average interest-earning assets and the resultant yields, as well as the interest expense on average interest-bearing liabilities, expressed both in dollars and percentage rates, and the net interest margin. The net interest margin is affected by the level and mix of interest-earning assets, the proportion funded by non-interest versus interest-bearing liabilities, and the interest rate spread between them. All average balances are average daily balances. Non-accruing loans are included in average loan balances.

AVERAGE BALANCE SHEET AND RELATED YIELDS

Years ended December 31, 2002, 2001 and 2000

	2002			2001			2000
	Average Balance	Interest	Rate*	Average Balance	Interest	Rate*	Average Balance	Interest	Rate*
	(In thousands of dollars)
Interest earning assets:
Interest bearing deposits	$2,460	$30	1.22%	$661	$32	4.84%	$—	$—	—
Federal funds sold	13,586	211	1.55%	24,422	1,151	4.71%	1,673	108	6.46%
Securities:
Taxable	392,298	22,076	5.63%	299,386	20,895	6.98%	330,190	24,817	7.52%
Tax-exempt	31,953	2,069	6.48%	26,792	2,105	7.86%	29,291	2,502	8.55%
Loans:
Commercial	875,280	61,037	6.97%	514,945	44,854	8.71%	451,755	41,358	9.15%
Real Estate	503,216	38,084	7.57%	429,092	34,676	8.08%	421,384	33,311	7.91%
Consumer	373,753	23,955	6.41%	134,074	11,478	8.56%	117,672	10,562	8.98%

Total interest earning assets	2,192,546	147,462	6.73%	1,429,372	115,191	8.06%	1,351,965	112,658	8.33%

Non-earning assets:
Cash and due from banks	53,301			24,981			25,530
Other non-earning assets	196,369			86,327			82,074
Allowance for loan losses	(23,603)			(10,354)			(9,014)

Total assets	$2,418,613			$1,530,326			$1,450,555

Interest bearing liabilities:
Demand deposits	$240,634	3,283	1.36%	$129,002	$3,911	3.03%	$68,996	$1,325	1.92%
Savings deposits	387,060	5,511	1.42%	170,503	4,647	2.73%	173,129	5,942	3.43%
Time deposits	936,409	36,331	3.88%	745,155	41,633	5.59%	641,402	38,216	5.96%
Short-term borrowings	51,942	493	0.95%	1,508	27	1.79%	8,409	525	6.24%
Company obligated mandatorily redeemable trust preferred	20,000	2,019	10.10%	20,000	2,018	10.09%	20,000	2,018	10.09%
Other borrowings	314,707	17,873	5.68%	260,768	15,896	6.10%	367,437	22,920	6.24%

Total interest bearing liabilities	1,950,752	65,510	3.36%	1,326,936	68,132	5.13%	1,279,373	70,946	5.55%

Non-interest bearing liabilities:
Demand deposits	165,291			72,993			69,090
Other liabilities	37,543			17,305			11,763
Shareholders’ equity	265,027			113,092			90,329

Total liabilities and equity	$2,418,613			$1,530,326			$1,450,555

Net interest income and interest rate spread		$81,952	3.37%		$47,059	2.93%		$41,712	2.78%

Net yield on interest earning assets			3.74%			3.29%			3.09%

*	Average rates of all categories including tax-free income are stated on a fully tax equivalent basis.

The Company’s net interest margin increased by 45 basis points to 3.74% in 2002 from 3.29% in 2001, and by 65 basis points from the 2000 net interest margin rate of 3.09%. The improvement in the net interest margin in 2002 was primarily from lower cost of funds due to the decline in market interest rates and due to a change in funding mix as a result of the merger. In 2001, the net interest margin benefited from declines in market interest rates combined with the maturity of higher yielding certificates of deposit.

Net interest income may also be analyzed by segregating the volume and rate components of interest income and interest expense. The following table discloses the dollar changes in the Company’s net interest income attributable to changes in levels of interest-earning assets or interest-bearing liabilities (volume), changes in average yields on interest-earning assets and average rates on interest-bearing liabilities (rate) and the combined volume and rate effects (total). For the purposes of this table, the change in interest due to both rate and volume has been allocated to volume and rate change in proportion to the relationship of the dollar amounts of the change in each. In general, this table provides an analysis of the effect on income of balance sheet changes which occurred during the periods and the changes in interest rate levels.

CHANGES IN NET INTEREST DIFFERENTIAL — RATE/VOLUME ANALYSIS

December 31, 2002, 2001 and 2000

	2002 vs. 2001 Increase (Decrease) Due To Change In			2001 vs. 2000 Increase (Decrease) Due To Change In
	Volume	Rate	Total	Volume	Rate	Total
	(In thousands of dollars)
Interest income:
Interest-bearing deposits with other banks	$36	$(38)	$(2)	$32	$—	$32
Federal funds sold	(374)	(566)	(940)	1,080	(37)	1,043
Securities:
Taxable	5,711	(4,530)	1,181	(2,222)	(1,700)	(3,922)
Tax-exempt	368	(404)	(36)	(205)	(192)	(397)
Loans:
Commercial	26,516	(10,333)	16,183	5,577	(2,081)	3,496
Real Estate	5,712	(2,304)	3,408	615	750	1,365
Consumer	15,997	(3,520)	12,477	1,421	(505)	916

Total interest income	53,966	(21,695)	32,271	6,298	(3,765)	2,533
Interest expense:
Interest-bearing demand deposits	2,246	(2,874)	(628)	1,553	1,033	2,586
Savings	3,854	(2,990)	864	(89)	(1,206)	(1,295)
Certificates and other time deposits	9,195	(14,497)	(5,302)	5,904	(2,487)	3,417
Short-term borrowings	485	(19)	466	(266)	(232)	(498)
Company obligated mandatorily redeemable trust preferred	—	1	1	—	—	—
Other borrowings	3,119	(1,142)	1,977	(6,513)	(511)	(7,024)

Total interest expense	18,899	(21,521)	(2,622)	589	(3,403)	(2,814)

Net interest income	$35,067	$(174)	$34,893	$5,709	$(362)	$5,347

Other Income

Non-interest income for 2002 totaled $25,620, an increase of $11,598, or 82.7%, from 2001. This compares to an increase of $901, or 6.9%, from 2000 to 2001. The following table sets forth the Company’s non-interest income for the periods indicated:

OTHER INCOME

	Years ended December 31,
	2002	2001	2000
	(In thousands of dollars)
Trust income	$6,554	$2,521	$2,620
Financial planning income	841	978	1,468
Customer service fees	5,602	2,671	2,403
Gain on loans originated for sale	5,847	3,551	2,732
Securities gains, net	186	317	240
Derivative instruments and hedging activity income/(expense)	253	(80)	—
Other operating income	6,337	4,064	3,658

Total other income	$25,620	$14,022	$13,121

Trust and custodian fees increased by $4,033 to $6,554 in 2002, from $2,521 in 2001. Financial planning fees decreased by $137, or 14.0%, to $841 in 2002, from $978 in 2001. The increase in trust fees was primarily related to the fee income added from the merger with UNB Corp. Financial planning fees declined due to the sale of Chornyak & Associates that was completed in July 2002. Trust and financial planning fees continued to be impacted by the stock market’s decline as asset valuations decreased. Trust and custodian fees decreased by $99 to $2,521 in 2001, from $2,620 in 2000. Financial planning fees decreased by $490 to $978 in 2001, from $1,468 in 2000. The decline in trust and financial planning fees was primarily due to market conditions that have adversely affected the level of new investment activity and the market value of assets under management.

Customer service fees, representing service charges on deposits and fees for other banking services, increased from $2,671 in 2001 to $5,602 in 2002. The increase was attributed to the merger with UNB Corp.

Gains on sales of loans totaled $5,847 for 2002 compared to $3,551 for 2001. During 2002, the Company sold $31.6 million of the guaranteed portion of its SBA and other government guaranteed loan originations in the secondary market compared to $28.4 million in 2001, realizing gains of $2,915 and $2,536 in 2002 and 2001, respectively. Also, the Company recorded gains of $2,860 from the sales of residential loans and $72 from the sale of aircraft loans during 2002 compared to $1,015 and $0, respectively, in 2001. Residential loan sale activity has been at record levels in 2002 compared to 2001 as a result of lower market rates. Fees associated with the mortgage related business are expected to return to normal levels as refinancing activity declines. Gains on sales of loans totaled $3,551 for 2001 compared to $2,732 for 2000. During 2000, the Company sold $30.1 million of the guaranteed portion of its SBA and other government guaranteed loan originations in the secondary market, realizing gains of $2,093. Also, the Company recorded gains of $639 from the sales of residential loans in 2000. Residential real estate loan sale volume in 2001 benefited from the lower interest rate environment compared to 2000.

Other income was $6,337 for 2002, an increase of $2,273, or 55.9%, from 2001. Within other operating income, income from bank owned life insurance (BOLI) increased by $996, merchant fee income increased by $1,097 and interchange income increased by $478. Of the increase in BOLI, $291 was related to a death benefit recognized in 2002. The remaining increases were attributed to the merger with UNB Corp. These increases were partially offset by an impairment charge of $1,185 on the mortgage servicing asset as the decline in interest rates and the corresponding acceleration in mortgage pre-payment speeds continued. Future impairment could be realized if pre-payment speeds increase beyond the assumption rates. If rates begin to rise and pre-payment activity slows, the value of the servicing rights should be positively impacted.

Other Expenses

Other expenses totaled $60,693 for 2002, an increase of $26,393, or 76.9% from 2001. This compares to an increase of $2,683, or 8.5%, from 2000 to 2001. The following table sets forth the Company’s non-interest expenses for the periods indicated:

OTHER EXPENSES

	Years ended December 31,
	2002	2001	2000
	(In thousands of dollars)
Salaries, wages and benefits	$31,737	$18,425	$17,198
Occupancy expense	3,199	1,982	1,836
Furniture and equipment expense	2,109	1,147	1,060
Taxes other than income taxes expense	1,975	1,065	781
Goodwill amortization expense	—	1,122	837
Other intangible amortization expense	2,841	682	938
Other operating expenses	18,832	9,877	8,967

Total other expenses	$60,693	$34,300	$31,617

Salaries, wages and benefits increased by $13,312 to $31,737 in 2002, from $18,425 in 2001. The increase includes $980 of severance expenses and the remaining increase is attributed to the merger with UNB Corp. This increase was partially offset by a $390 curtailment gain from the termination of the post-retirement medical benefits plan.

Occupancy expenses increased by $1,217 to $3,199 in 2002, from $1,982 in 2001, primarily due to additional expenses attributed to UNB Corp.

Furniture and equipment expenses increased by $962 to $2,109 in 2002, from $1,147 in 2001, primarily due to depreciation expense attributed to fixed assets added by the merger with UNB Corp.

Taxes, other than income taxes, increased by $910 to $1,975 in 2002, from $1,065 in 2001, primarily due to additional expense attributed to the merger with UNB Corp. Taxes, other than income tax expense, increased by $284 to $1,065 in 2001, from $781 in 2000. The increase in 2001 was primarily due to higher equity levels at December 31, 2000, the year on which the 2001 tax is based, due to the acquisition of Milton.

There was no goodwill amortization expense recognized in 2002 compared to $1,122 in 2001 due to the adoption of SFAS No. 142 on January 1, 2002. Other intangible amortization expense increased by $2,159 to $2,841 in 2002, from $682 in 2001, due to the core deposit amortization related to the merger with UNB Corp. Goodwill amortization expense increased by $285 to $1,122 in 2001, from $837 in 2000, primarily due to the amortization related to goodwill resulting from the Milton acquisition. Other intangible amortization expense decreased by $256 to $682 in 2001, from $938 in 2000, due to a recorded intangible for covenants not to compete becoming fully amortized at the end of August 2001. This intangible asset was being amortized at the rate of $50 per month.

Other operating expense increased by $8,955 to $18,832 in 2002, from $9,877 in 2001. Of this increase, $652 was related to losses on sales and additional write downs of properties acquired through loan foreclosures. The increase also includes $1,318 of marketing, legal and other miscellaneous expenses related to the merger with UNB Corp. The remaining increase is attributed to the merger with UNB Corp.

Income Taxes

The provision for income taxes for 2002 was $11,739, compared to $7,659 and $6,552, in 2001 and 2000, respectively. The effective tax rates were 30.7%, 32.3% and 32.0% for the years 2002, 2001 and 2000, respectively. The effective tax rate for each period differed from the federal statutory rate principally as a result of tax-exempt income from obligations of states and political subdivisions, non-taxable loans and earnings on BOLI.

Asset Quality

To maintain the level of credit risk of the loan portfolio at an appropriate level, management sets underwriting standards and internal lending limits and provides for proper diversification of the portfolio by placing constraints on the concentration of credits within the portfolio. In monitoring the level of credit risk within the loan portfolio, management utilizes a formal loan review process to monitor, review, and consider relevant factors in evaluating specific credits in determining the adequacy of the allowance for loan losses. The Company formally documents its evaluation of the adequacy of the allowance for loan losses on a quarterly basis and the evaluations are reviewed and discussed with its Board of Directors.

Failure to receive principal and interest payments when due on any loan results in efforts to restore such loan to current status. Loans are classified as non-accrual when, in the opinion of management, full collection of principal and accrued interest is in doubt. The loans must be brought current and kept current for six consecutive months before being considered for removal from non-accrual status. Continued unsuccessful collection efforts generally lead to initiation of foreclosure or other legal proceedings. Property acquired by the Company as a result of foreclosure or by deed in lieu of foreclosure is classified as “other assets owned” until such time as it is sold or otherwise disposed of. The Company owned $2,296 of such property at December 31, 2002 and $3,511 at December 31, 2001. When loans are charged-off, any accrued interest recorded in the current fiscal year is charged against interest income. The remaining balance is treated as a loan charge-off.

Non-performing loans totaled $15,254, or 0.80% of total loans, at December 31, 2002, compared to $10,580, or 1.03% of total loans, at year-end 2001. Non-performing assets totaled $17,550, or 0.65% of total assets at December 31, 2002, compared to $14,091, or 0.96% of total assets, at December 31, 2001. The increase in non-performing loans was primarily attributed to loans added by the merger with UNB Corp. The increase in non-performing loans was also attributed to non-performing commercial and commercial real estate loans which totaled $5,188 at December 31, 2002, compared to $3,542 at December 31, 2001 which resulted from delinquency trends in general. Management of the Company is not aware of any material amounts of loans outstanding, not disclosed in the table below, for which there is significant uncertainty as to the ability of the borrower to comply with present payment terms. The following is an analysis of the composition of non-performing assets:

	2002	2001	2000	1999	1998
	(In thousands of dollars)
Non-accrual loans	$10,040	$8,133	$3,316	$1,312	$1,294
Loans past due 90 days and still accruing	5,214	2,447	6,609	2,244	2,432

Total non-performing loans	15,254	10,580	9,925	3,556	3,726
Other assets owned	2,296	3,511	466	222	607

Total non-performing assets	$17,550	$14,091	$10,391	$3,778	$4,333

Restructured loans	$2,694	$2,814	$2,925	$2,986	—

Restructured loans consist of one loan that was restructured in May 1999. At December 31, 2002, this loan was performing in accordance with its restructured terms. The restructured loan is not included in non-performing assets.

For the year ended December 31, 2002, $819 of interest income would have been earned under the original terms on those loans classified as non-accrual at December 31, 2002 had they been current in accordance with their original terms and had been outstanding throughout the period or since origination.

At December 31, 2002, loans totaling $7,352 were classified as impaired loans and $34,054, not classified as impaired or non-performing, were classified as potential problem loans. Potential problem loans include loans which management has some doubt as to the borrowers’ ability to comply with the present repayment terms and loans which management is actively monitoring due to changes in the borrowers’ financial condition. Impaired loans, non-performing loans and potential problem loans have been considered in management’s analysis of the adequacy of the allowance for loan losses.

Provision and Allowance for Loan Losses

Management maintains the allowance for loan losses at a level considered adequate to absorb probable losses within the loan portfolio. The amount of the provision for loan losses charged to operating expense is the amount necessary, in the opinion of management, to maintain the balance in the allowance for loan losses at an adequate level. Adequacy of the allowance is assessed based on historical experience, changes in portfolio size and mix, the relative quality of the loan portfolio, current and anticipated loan growth and economic conditions. Information about specific borrower situations, including their financial position and collateral values, are also important as well as assessments of current and future economic conditions, and other factors and estimates, which are subject to change over time. While management’s periodic analysis of the allowance for loan losses may dictate portions of the allowance be allocated to specific problem loans, the entire amount is available for any loan charge-offs that may occur.

The following table summarizes the Company’s loan loss experience, and provides a breakdown of the charge-off, recovery and other activity for the periods indicated:

	2002	2001	2000	1999	1998
	(In thousands of dollars)
Average loans outstanding during the period	$1,752,249	$1,078,111	$990,811	$810,782	$769,687

Allowance for loan losses at beginning of year	$10,610	$10,150	$7,431	$6,643	$6,617
Loans charged off:
Commercial and commercial real estate	(2,167)	(1,042)	(695)	(408)	(890)
Aviation	(1,164)	—	—	—	—
Residential real estate	(896)	(635)	(107)	(179)	(87)
Consumer loans	(3,534)	(887)	(542)	(983)	(825)

Total charge-offs	(7,761)	(2,564)	(1,344)	(1,570)	(1,802)
Recoveries:
Commercial and commercial real estate	279	429	179	214	267
Aviation	596	—	—	—	—
Residential real estate	305	62	41	93	46
Consumer loans	1,201	283	270	471	290

Total recoveries	2,381	774	490	778	603

Net charge-offs	(5,380)	(1,790)	(854)	(792)	(1,199)
Provision for loan losses charged to operations	7,893	2,250	1,800	1,580	1,225
Acquired allowance for loan losses	12,148	—	1,773	—	—

Allowance for loan losses at end of year	$25,271	$10,610	$10,150	$7,431	$6,643

Ratio of net charge-offs to average loans, net of unearned income	0.31%	0.17%	0.09%	0.10%	0.16%

The allowance for loan losses at December 31, 2002 was $25,271, compared to $10,610 at year-end 2001, which represented 1.33% and 1.02% of outstanding loans for 2002 and 2001, respectively. The provision for loan losses charged to operating expense was $7,893 in 2002, compared to $2,250 in 2001 and $1,800 in 2000. The increase in provision in 2002 was primarily the result of the Company’s review of general economic conditions and uncertainties, a continual analysis of the Company’s loan portfolio, increased charge-offs and due to the increase in the size of the loan portfolio due to the merger. The increase in provision for loan losses for the year ended also increased as a result of the Company adopting the allowance for loan loss methodology of UNB Corp. It is common for merged companies to adopt one set of policies and as a result the calculation called for a higher provision amount during 2002. This led to an increase in specific allocations recognized based on deterioration in credit quality of specific credits and an increase in the non-specific allocation based on management’s analysis of current economic conditions and portfolio trends. Net charge-offs for 2002 increased by $3,590 from 2001, to $5,380, and increased by $936 from 2000 to 2001, to $1,790. The ratio of net charge-offs as a percentage of average loans outstanding was 0.31%, 0.17% and 0.09% for 2002, 2001 and 2000, respectively.

The allowance for loan losses is allocated according to the amount systematically estimated as necessary to provide for the inherent losses within the various categories of loans. General allocations of the allowance are based primarily on previous charge-off experience adjusted for changes in the risk characteristics of each category. In addition, classified and non-performing loans are evaluated separately and specific reserves are allocated based on probable losses for each individual classified or non-performing loan.

The following schedule is a breakdown of the allowance for loan losses allocated by type of loan and related ratios:

	Allocation of the Allowance for Loan Losses
	Allowance	Percentage of Loans to Total Loans	Allowance	Percentage of Loans to Total Loans	Allowance	Percentage of Loans to Total Loans
	December 31, 2002		December 31, 2001		December 31, 2000
	(In thousands of dollars)
Commercial and commercial real estate	$18,504	45.8%	$6,481	52.4%	$5,864	44.7%
Aircraft	1,923	6.9	—	—	—	—
Residential real estate	1,203	24.8	855	34.0	2,027	43.2
Consumer	3,641	22.5	3,274	13.6	2,259	12.1

Total	$25,271	100.0%	$10,610	100.0%	$10,150	100.0%

			December 31, 1999		December 31, 1998
Commercial and commercial real estate			$3,440	48.4%	$2,947	41.6%
Aircraft			—	—	—	—
Residential real estate			1,701	39.6	971	46.8
Consumer			2,290	12.0	2,725	11.6

Total			$7,431	100.0%	$6,643	100.0%

Financial Condition

Total assets were $2.69 billion at December 31, 2002, an increase of $1.22 billion from December 31, 2001. Total assets added by the merger with UNB Corp. were approximately $1.2 billion.

Loans

Total loans increased $877.3 million to $1.91 billion at December 31, 2002. Total loans added by the merger with UNB Corp. were approximately $887.0 million. Total loans on the balance sheet were comprised of the following classifications at December 31,

	2002	2001	2000	1999	1998
Commercial	$246,116	$105,590	$94,918	$81,688	$113,151
Commercial real estate	627,386	432,840	392,836	329,801	210,393
Aircraft	131,601	—	—	—	—
Residential real estate	473,180	350,176	467,007	332,867	357,463
Consumer loans	428,091	140,431	131,559	101,500	89,681

Total loans	$1,906,374	$1,029,037	$1,086,320	$845,856	$770,688

Excluding loans added by the merger with UNB Corp., commercial loans increased by $19.6 million, commercial real estate increased by $48.3 million and home equity loans increased by $31.6 million. These increases were offset by a $102.7 million decline in residential mortgage loans as historically low interest rates contributed to record refinancing. As mortgage loans were refinanced at relatively low long-term fixed rates, Unizan chose to sell them in the secondary market. For 2003, management has set goals stressing continued loan growth in the commercial, commercial real estate, aircraft, consumer and home equity products. In all segments of the portfolio, growth with high credit quality and acceptable yields will be stressed, while limiting exposure to interest rate risk. Management has made the decision to portfolio mortgage loans in the first quarter of 2003. This is a strategy that management will continue to evaluate based on the Company’s liquidity and interest rate risk position.

The following is a schedule of contractual maturities and repayments, excluding residential real estate mortgage and consumer loans, as of December 31, 2002:

Commercial, Commercial Real Estate and Aircraft Loans
Due in one year or less	$271,816
Due after one year, but within five years	367,827
Due after five years	365,460

Total	$1,005,103

The following is a schedule of fixed and variable rate commercial, commercial real estate and aircraft loans due after one year (variable rate loans are loans with floating or adjustable interest rates):

	Fixed Interest Rates	Variable Interest Rates
Total commercial, commercial real estate and aircraft loans due after one year	$94,091	$639,196

Securities

The securities portfolio serves a primary role in the overall context of balance sheet management by the Company. The Company’s general investment strategy is to manage the portfolio to include rate sensitive assets, matched against rate sensitive liabilities to reduce interest rate risk. In recognition of this strategy, as well as to provide a secondary source of liquidity to accommodate loan demand and possible deposit withdrawals, the Company has chosen to classify the majority of its securities as available-for-sale. The carrying value of securities at the dates indicated are summarized below:

	December 31,
	2002	2001	2000
U.S. Treasury securities and securities of U.S. government agencies and corporations	$2,031	$3,359	$1,876
Obligations of states and political subdivisions	34,691	28,287	25,526
Mortgage-backed securities	338,340	200,936	216,930
Other securities	76,496	70,644	64,845
Federal Home Loan Bank stock, at cost	33,362	22,950	21,069

Total securities	$484,920	$326,176	$330,246

Total securities increased by $158.7 million to $484.9 million from December 31, 2001. Total securities added by the merger with UNB Corp. approximated $124.2 million. The remaining increase is attributed to an increase in the funds invested in the securities portfolio from liquidity generated by the repayment of loans and by funds generated through deposit campaigns. Management’s strategy in 2002 has been to maintain a defensive position within the portfolio to offset the future effects of a liability sensitive balance sheet by investing in securities with an average duration of three years or less.

Deposits

The following is a schedule of average deposit amounts and average rates paid on each category for the periods included:

	Years Ended December 31,
	2002		2001		2000
	Amount	Rate	Amount	Rate	Amount	Rate
Non-interest bearing demand deposits	$165,291	—	$72,993	—	$69,090	—
Interest-bearing demand deposits	240,634	1.36%	129,002	3.03%	68,996	1.92%
Savings	387,060	1.42	170,503	2.73	173,129	3.43
Certificates and other time deposits	936,409	3.88	745,155	5.59	641,402	5.96

	$1,729,394		$1,117,653		$952,617

The following table summarizes time deposits issued in amounts of $100,000 or more as of December 31, 2002 by time remaining until maturity:

Maturing in:
Under 3 months	$63,793
Over 3 to 6 months	58,908
Over 6 to 12 months	42,290
Over 12 months	116,671

$281,662

Total deposits increased to $1.93 billion at December 31, 2002 from $1.10 billion at December 31, 2001. Total deposits added by the merger with UNB Corp. were approximately $801.4 million. Also contributing to the increase in deposits was an offering of long-term Certificates of Deposits at slightly above market rates which brought in approximately $68 million in new deposits during the third quarter of 2002. Management wanted to lock in these rates as part of its balance sheet strategy to mitigate its exposure to possible increases in rates. Management believes it was prudent to extend liabilities at a time of record low rates, even though it now appears that rates may not increase as soon as originally anticipated. The Company continues to emphasize growth in its existing retail deposit base, provided incremental deposit growth is cost effective compared to alternative funding sources. Total interest-bearing deposits accounted for 89.8% of total deposits at December 31, 2002, compared to 92.4% at December 31, 2001.

Borrowings

Short-term borrowings of $58.7 million consist of sweep repurchase agreements added from the merger with UNB Corp. Other borrowings increased $111.3 million to $331.9 million at December 31, 2002, compared to $220.6 million at December 31, 2001. This increase was primarily due to the merger with UNB Corp. This increase was partially offset by the payoff of a $7.0 million term loan.

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

See Note 10—Short-Term Borrowings, for items required under the Securities and Exchange Commission’s Industry Guide 3.

Capital Resources

Shareholders’ equity at December 31, 2002 was $304.3 million, compared to shareholders’ equity at December 31, 2001 of $116.5 million, an increase of $187.8 million. The merger with UNB Corp. contributed $174.6 million to shareholders’ equity. Shareholders’ equity also increased by net income of $25.1 million, an increase of $1.1 million, in other comprehensive income and these increases were partially offset by cash dividends paid of $11.4 million. The Company’s Board of Directors has approved a stock repurchase program authorizing management to repurchase up to 550,000 common shares. The Company expects to purchase shares from time to time in the open market as market conditions warrant.

Cash dividends paid to shareholders during 2002 totaled $11,446 or $0.52 per share. This compared to $5,129, or $0.44 per share, for 2001. Dividends paid in 2002 represented a payout ratio of 45.6% of net income compared to 32.0% in 2001.

Under regulations issued by the Federal Reserve and Comptroller of the Currency, banks and bank holding companies are required to maintain certain minimum capital ratios in order to be considered “well capitalized”. These guidelines require a minimum total risk-based capital ratio of 10%, a Tier 1 capital ratio of 6% and leverage ratio of 5%. All of the Company’s assets, which include various risk-weighted percentages of assets on the balance sheet, as well as off-balance sheet exposures, are expressed as a percentage of risk-adjusted assets and compared to its capital. Tier 1 capital consists of shareholders’ equity and other items such as mandatory convertible debt and the allowance for loan losses. As of December 31, 2002, Unizan Financial Corp. had a total risk-based capital ratio of 11.2% and a Tier 1 capital ratio of 10.0%. Both of these risk-based capital ratios are well above minimum regulatory requirements. In addition to risk-based capital, a leverage ratio test must also be met. This ratio evaluates capital adequacy on the basis of Tier 1 capital-to-total assets (unadjusted for risk). On December 31, 2002, Unizan Financial Corp.’s leverage ratio was 8.3%, which substantially exceeds the Company’s minimum regulatory requirement.

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

The Company uses a dynamic computer model to generate earnings simulations, duration and net present value forecasts and gap analyses, each of which measures interest rate risk from a different perspective. The model incorporates a large number of assumptions, including the absolute level of future interest rates, the slope of the yield curve, various spread relationships, prepayment speeds, repricing opportunities, cash flow characteristics of instruments without contractual maturity dates and changes in the volumes of multiple loan, investment and deposit categories. Management believes that individually, and in the aggregate, these assumptions are reasonable, but the complexity of the simulation modeling process results in a sophisticated estimate, not a precise calculation of exposure.

One of the most significant assumptions is the assignment of deposit balances without a stated maturity date to specific time frames. Since these deposits are subject to withdrawal on demand, and have rates that can be changed at any time, they could be considered immediately repriceable and assigned to the shortest maturity, resulting in a significant level of liability sensitivity. However, actual practice indicates that balances are withdrawn and replaced over a much longer time frame, and rates are modified less frequently and in smaller increments than changes which occur in financial market rates. Although the Company prefers to use a statistical analysis of historical deposit behavior to derive appropriate distributions of deposit balances over the simulation time horizon, in the current data non-maturity deposits are assigned a one-month maturity. The deposits of the new Company will be reanalyzed to provide a more accurate depiction of interest rate risk.

The model then applies a predetermined immediate parallel increase or decrease in the level of interest rates to forecast the impact on both net interest income and capital one year forward. While this methodology provides a comprehensive appraisal of interest rate risk, it is not necessarily indicative of actual or expected financial performance. Changes in interest rates that affect the entire yield curve equally at a single point in time are not typical. The residential mortgage prepayment assumptions are based on industry medians and could differ from the Company’s actual results due to non-financial prepayment incentives and other local factors. The behavior of depositors is based on an analysis of historical changes in balances and might not fully reflect current attitudes toward other investment alternatives. Moreover, the model does not include any interim changes in strategy the Company might initiate in response to shifts in interest rates.

At December 31, 2002, assuming an immediate, parallel 200 basis point shift in market yields, the Company’s net interest income for the next twelve months was calculated to decrease by approximately 3.41% if rates fell and decrease by 4.97% if rates rose. Since interest rates on deposit products are very low, the Company would not realize any significant future benefit from lower rates, but could see a continuing decrease in earning asset rates. The net present value of equity is defined as the difference between the present value of the Company’s assets and liabilities. In general, the present value of fixed rate financial instruments declines as market rate increase and increases as rates fall. Using the yield scenario defined above, the net present value of equity was forecasted to decline by 12.44% in a rising rate environment and to rise by 13.92% in a falling rate scenario. The duration of total assets was 65 months, compared to a duration of total liabilities of 23 months, indicating that liabilities will both reprice faster than assets and change in value by a smaller amount than the assets over a similar time frame.

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

At December 31, 2002, the Company has three interest rate swaps on which it pays a fixed rate and receives a variable rate. One swap with a current notional amount of $8,526 was executed as a hedge against fixed rate mortgages which are held in the Company’s portfolio. The net cash flow and market value of the swap move inversely with those of the fixed rate loans in the portfolio, which reduces the Company’s exposure to changing interest rates. If rates rise, the Company receives net cash flow from the swap which compensates for the opportunity loss of holding an asset with a below market yield. If rates fall, the net cash flows given up are offset by the increased value of assets with an above market yield. The gain that would be realized on the sale of the loans would counteract the loss on the termination of the interest rate swap. The swap is recorded at a fair value of ($174), with changes recognized in current income which amounted to income of $239 in 2002. The other two swaps with a total notional of $30,000 were executed to convert variable rate borrowings to a fixed rate, to reduce the risk of increased interest expense in a rising rate environment. They are recorded at a fair value of ($4,064) with changes recognized in other comprehensive income. The Company also has a notional balance of $3,000 of options on the S & P 500 which offsets the equivalent risk of certificate of deposit liabilities that have a return contractually linked to the index. The purchased options and the derivative embedded in the certificate substantially offset each other and are carried at a fair value, with changes recognized in income. During 2002 and 2001, the Company recognized $39 and $41, respectively, in expense as a result of changes in fair value not precisely offsetting each other.

The following table shows a comparison of the book and market values of the Company’s major categories of assets and liabilities.

Quantitative Disclosure of Market Risk

As of December 31, 2002

	One Year		Two Years		Three Years		Four Years		Five Years		More than 5 Years		Total		Fair Value
	Balance	Rate	Balance	Rate	Balance	Rate	Balance	Rate	Balance	Rate	Balance	Rate	Balance	Rate
Assets
Securities	$4,444	4.66%	$2,226	5.19%	$6,323	7.13%	$3,990	2.44%	$234	3.62%	$129,364	5.62%	$146,580	5.20%	$146,601
Collateralized Mortgage Obligations and Mortgage-backed securities (1)	49,763	6.94%	33,716	6.69%	22,963	6.60%	22,963	6.03%	7,282	6.29%	201,653	4.60%	338,340	5.38%	338,591
Fixed rate loans (2) (3)	259,008	7.79%	151,997	8.07%	97,402	8.11%	49,904	7.76%	21,337	7.14%	82,185	7.88%	661,833	7.50%	680,405
Variable rate loans (4) (5) (6)	273,954	5.43%	170,738	5.21%	111,180	4.82%	99,763	4.45%	83,900	4.23%	529,073	3.93%	1,268,608	4.57%	1,313,687

Liabilities
Interest Bearing Demand & Savings (7)	310,061	1.30%	164,734	1.20%	155,786	1.21%	28,224	0.73%	14,877	0.73%	14,170	0.73%	687,852	1.21%	687,852
Time deposits	507,369	3.29%	188,837	3.62%	241,251	4.40%	34,454	5.26%	71,346	5.10%	4,312	6.53%	1,047,569	3.81%	1,087,592
Repurchase agreements	58,714	0.56%									45,000	5.44%	103,714	2.68%	109,686
Overnight FHLB borrowings	30,750	1.28%											30,750	1.28%	30,750
FHLB advances	40,657	5.89%	36,018	6.12%	26,074	5.01%	36,026	4.99%	17,000	4.91%	80,220	4.77%	235,996	5.24%	260,352
Bank borrowings											20,000	2.60%	20,000	2.64%	20,000
Company obligated mandatorily redeemable trust preferred											20,000	9.88%	20,000	9.88%	21,000

Derivatives (8)
Interest Rate Swaps	8,526				15,000						15,000		38,526		(4,238)
Average Pay Rate (Fixed)		5.86%				7.23%						6.05%		6.47%
Average Pay Rate (Variable)		1.41%				1.41%						1.41%		1.41%
S&P 500 options					3,000	N/A							3,000	N/A	117

(1)	Expected cash flows on Collateralized Mortgage Obligations and Mortgage-backed securities are revised monthly based on median estimates of prepayment speeds developed by major broker dealers as published by Bloomberg Financial Markets.
(2)	For residential mortgages, prepayments are revised monthly based on the median estimates of prepayment speeds developed by major broker dealers as published by Bloomberg Financial Markets. The prepayment rates are assigned based on the interest rate on the loan and the number of months elapsed since the loan was originated.
(3)	For installment loans, prepayments are revised monthly based on actual historical cash flow and equate to approximately 12% to 24%.
(4)	Substantially all of the variable rate commercial loans are repriced based on the prime rate.
(5)	Variable rate commercial real estate loans are based on prime, one year constant maturity treasury, or the three year constant maturity treasury rate.
(6)	Substantially all the variable rate mortgage loans are repriced based on the one-year, three-year, or five-year constant maturity treasury rate subject to various periodic and lifetime caps and floors.
(7)	For deposits without contractual maturity dates, decay rates were derived from an analysis of the historical behavior of deposits for each major category.
(8)	The amount shown represents the notional amount of the contract which does not represent amounts exchanged by the parties. The amount exchanged is determined by reference to the notional amount and other terms of the agreements. The variable payments of the interest rate swaps are tied to three month LIBOR and reset quarterly. The average strike price of the options is an S&P 500 index of 1,227.

Liquidity Management

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

The Company’s principal source of funds to satisfy short-term liquidity needs comes from cash, due from banks and federal funds sold. The securities portfolio serves as an additional source of liquidity for the Company. At December 31, 2002, securities with a market value of $446,301 were classified as available-for-sale, representing 92.0% of the total securities portfolio. Classification of securities as available-for-sale provides for flexibility in managing net interest margin, interest rate risk and liquidity. Cash flows from operating activities amounted to $25,113 and $16,051 for 2002 and 2001, respectively.

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

During 2002, the Company’s strategy was to increase liquidity and reduce interest rate risk. During the historically low market interest rate and high refinancing environment that existed during 2002, the Company sold long-term fixed rate mortgage loan production rather than retain the loans in its portfolio. While this generated a gain on sale of mortgage loans of $2.9 million, it also had a negative impact on the margin as higher rate assets left the balance sheet. The Bank also offered long-term Certificates of Deposits which brought in $68.0 million in new money. Management wanted to lock in low rates as part of its balance sheet strategy to mitigate its exposure to possible rate increases. This put pressure on the net interest margin due to the incremental cost of these funds compared with shorter term liabilities available at lower market rates. Management believes it was prudent to extend liabilities at a time of record low rates, even though it now appears that rates may not increase as soon as originally anticipated. The liquidity generated by the decline in loan balances and by the deposit campaign was invested in the securities portfolio. Management believes these strategies put it in a favorable position to take advantage of the steepening yield curve and to enhance future earnings if interest rates should increase, although current earnings were negatively impacted by the margin compression.

Impact of Inflation

Consolidated financial data included herein have been prepared in accordance with accounting principles generally accepted (GAAP) in the United States of America. Presently, GAAP requires Unizan Financial Corp. to measure financial position and operating results in terms of historical dollars, except for securities available for sale which are carried at fair value. Changes in the relative value of money due to inflation or recession are generally not considered.

In management’s opinion, changes in interest rates affect the financial condition of Unizan Financial Corp. to a far greater degree than changes in the inflation rate. While interest rates are greatly influenced by changes in the inflation rate, they do not move concurrently. Rather, interest rate volatility is based on changes in the expected rate of inflation, as well as changes in monetary and fiscal policy. A financial institution’s ability to be relatively unaffected by changes in interest rates is a good indicator of its capability to perform in a volatile economic environment. In an effort to protect itself from the effects of interest rate volatility, Unizan Financial Corp. reviews its interest rate risk position frequently, monitoring its exposure and taking necessary steps to minimize any detrimental effects on the Company’s profitability.

Item 7A — Quantitative and Qualitative Disclosures About Market Risk

For information regarding the market risk of the Company’s financial instruments, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations of the Company — Quantitative and Qualitative Disclosures About Market Risk.”

Item 8 — Financial Statements and Supplementary Financial Data

See pages 63-64

Item 9 — Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Effective March 8, 2002, Unizan Financial Corp. engaged Crowe, Chizek and Company LLP to perform an audit of the Company’s financial statements for the fiscal year ended December 31, 2002 and to provide other accounting services. Unizan Financial Corp. retained the prior auditors of UNB Corp. which were Crowe, Chizek and Company LLP. However, historical financial statements of BancFirst Ohio Corp. were audited by PricewaterhouseCoopers LLP.

Consolidated

Financial Statements

CONSOLIDATED BALANCE SHEETS

December 31, 2002 and 2001

(in thousands of dollars, except per share data)

	December 31, 2002	December 31, 2001
Assets
Cash and cash equivalents	$70,082	$26,978
Federal funds sold	9,250	260
Interest bearing deposits with banks	835	646
Securities held-to-maturity, (Fair value: $5,529 and $9,693, respectively)	5,257	9,421
Securities available-for-sale, at fair value	446,301	293,805
Federal Home Loan Bank stock, at cost	33,362	22,950
Loans originated and held for sale	24,067	10,455
Total loans	1,906,374	1,029,037
Less allowance for loan losses	(25,271)	(10,610)

Net loans	1,881,103	1,018,427
Premises and equipment, net	26,937	17,744
Goodwill	92,055	18,871
Core deposit and other intangible assets	22,048	1,779
Accrued interest receivable and other assets	80,605	50,118

Total assets	$2,691,902	$1,471,454

Liabilities
Deposits:
Noninterest bearing deposits	$196,194	$83,521
Interest bearing deposits	1,735,421	1,015,316

Total deposits	1,931,615	1,098,837
Short-term borrowings	58,714	—
Other borrowings	331,911	220,565
Company obligated mandatorily redeemable trust preferred	20,000	20,000
Accrued taxes, expenses and other liabilities	45,372	15,546

Total liabilities	2,387,612	1,354,948
Shareholders’ Equity
Common stock (2002 — $1.00 stated value, 100,000,000 shares authorized and 22,123,069 issued; 2001 — no par value, 20,000,000 shares authorized and 12,632,896 issued)	22,123	87,049
Paid-in capital	222,458	—
Retained earnings	63,487	49,820
Stock held by deferred compensation plan, 87,234 and 0 shares at cost	(1,362)	—
Treasury stock, 52,693 and 1,052,834 shares at cost	(1,118)	(17,991)
Accumulated other comprehensive income	(1,298)	(2,372)

Total shareholders’ equity	304,290	116,506

Total liabilities and shareholders’ equity	$2,691,902	$1,471,454

The accompanying notes are an integral part of these financial statements.

CONSOLIDATED STATEMENTS OF INCOME

For the three years ended December 31, 2002

(in thousands of dollars, except per share data)

	2002	2001	2000
Interest income:
Interest and fees on loans:
Taxable	$122,827	$90,886	$85,085
Tax-exempt	179	72	89
Interest and dividends on securities:
Taxable	22,076	20,887	24,755
Tax-exempt	1,397	1,342	1,626
Interest on bank deposits and federal funds sold	241	1,183	170

Total interest income	146,720	114,370	111,725

Interest expense:
Interest on deposits	45,125	50,191	45,483
Interest on company obligated mandatorily redeemable trust preferred	2,019	2,018	2,018
Interest on borrowings	18,366	15,923	23,445

Total interest expense	65,510	68,132	70,946

Net interest income	81,210	46,238	40,779
Provision for loan losses	7,893	2,250	1,800

Net interest income after provision for loan losses	73,317	43,988	38,979
Other income:
Trust income	6,554	2,521	2,620
Financial planning income	841	978	1,468
Customer service fees	5,602	2,671	2,403
Gains on loans originated for sale	5,847	3,551	2,732
Security gains	186	317	240
Derivative instruments and hedging activity income/(expense)	253	(80)	—
Income on bank owned life insurance	2,755	1,759	1,339
Other operating income	3,582	2,305	2,319

Total other income	25,620	14,022	13,121

Other expenses:
Salaries, wages, pension and benefits	31,737	18,425	17,198
Occupancy expense	3,199	1,982	1,836
Furniture and equipment expense	2,109	1,147	1,060
Taxes other than income taxes expense	1,975	1,065	781
Goodwill amortization expense	—	1,122	837
Other intangible amortization expense	2,841	682	938
Other operating expenses	18,832	9,877	8,967

Total other expenses	60,693	34,300	31,617

Income before income taxes and cumulative effect of change in accounting principles	38,244	23,710	20,483
Provision for income taxes	11,739	7,659	6,552

Income before cumulative effect of change in accounting principles	26,505	16,051	13,931
Accounting method change — Adoption of FAS 142	(1,392)	—	—

Net Income	$25,113	$16,051	$13,931

Basic earnings per share:
Before cumulative effect of change in accounting	$1.31	$1.38	$1.26
Cumulative effect of change in accounting	(0.06)	—	—

After cumulative effect of change in accounting	$1.25	$1.38	$1.26

Diluted earnings per share:
Before cumulative effect of change in accounting	$1.28	$1.37	$1.25
Cumulative effect of change in accounting	(0.07)	—	—

After cumulative effect of change in accounting	$1.21	$1.37	$1.25

Weighted average shares outstanding:
Basic	20,166,933	11,606,392	11,081,630
Diluted	20,778,219	11,686,509	11,101,006

The accompanying notes are an integral part of these financial statements.

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

For the three years ended December 31, 2002

	Common Stock		Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Stock held in Deferred Compensation Plan	Shareholders’ Equity
	Shares	Amount
Balance, December 31, 1999	11,311,255	$66,318	$—	$35,795	$(8,334)	$(13,671)	$—	$80,108
Comprehensive income:
Net income				13,931				13,931
Change in net unrealized gain (loss) on securities available for sale, net of tax					6,552			6,552

Total comprehensive income								20,483
Issuance of common shares in connection with Milton acquisition	1,278,398	14,243						14,243
Issuance of common shares	21,183	287						287
Purchase of 250,396 shares of common stock at cost						(3,716)		(3,716)
Treasury stock, 31,770 shares issued		(169)				558		389
Stock dividend		6,176		(6,185)				(9)
Cash dividend				(4,643)				(4,643)

Balance, December 31, 2000	12,610,836	86,855	—	38,898	(1,782)	(16,829)	—	107,142
Comprehensive income:
Net income				16,051				16,051
Change in net unrealized gain (loss) on securities available for sale, net of tax					943			943
Change in net unrealized gain (loss) on cash flow hedges, net of tax					(1,533)			(1,533)

Total comprehensive income								15,461
Issuance of common shares	22,060	250						250
Purchase of 91,665 shares of common stock at cost						(1,373)		(1,373)
Treasury stock, 12,214 shares issued		(56)				211		155
Cash dividend				(5,129)				(5,129)

Balance, December 31, 2001	12,632,896	87,049	—	49,820	(2,372)	(17,991)	—	116,506
Comprehensive income:
Net income				25,113				25,113
Change in net unrealized gain (loss) on securities available for sale, net of tax					2,430			2,430
Change in net unrealized gain (loss) on cash flow hedges, net of tax					(1,356)			(1,356)

Total comprehensive income								26,187
Issuance of shares for merger, net of treasury stock retired, and recognition of $1 share value	9,412,636	(65,004)	222,193			17,989	(597)	174,581
Issuance of common shares for stock options and bonus shares	77,537	78	1,106					1,184
Treasury stock purchases (246,254 shares)						(5,112)	(765)	(5,877)
Treasury stock sold and issued for stock options (193,561 shares)			(841)			3,996		3,155
Cash dividend				(11,446)				(11,446)

Balance, December 31, 2002	22,123,069	$22,123	$222,458	$63,487	$(1,298)	$(1,118)	$(1,362)	$304,290

The accompanying notes are an integral part of these financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the three years ended December 31, 2002

(in thousands of dollars)

	2002	2001	2000
Cash flows from operating activities:
Net income/(loss)	$25,113	$16,051	$13,931
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	3,033	4,610	5,278
Provision for loan losses	7,893	2,250	1,800
Net securities gains	(186)	(317)	(240)
Loans originated for resale	(273,861)	(106,062)	(52,495)
Proceeds from sale of loan originations	260,249	96,681	51,874
Gains from sale of loans	(5,847)	(3,551)	(2,732)
Changes in:
Interest receivable	347	2,215	(1,136)
Interest payable	(301)	(2,387)	1,350
Other assets and liabilities, net	12,918	(5,025)	(2,167)
Deferred taxes payable	(441)	793	2,198
FHLB stock dividend	(1,500)	(1,485)	(1,435)

Net cash from operating activities	27,417	3,773	16,226

Cash flows from investing activities:
Net change in interest bearing deposits with banks	(189)	124	(90)
Net increase in funds sold	(8,990)	29,899	(29,976)
Proceeds from sales or calls of securities available for sale	3,524	18,835	125,599
Proceeds from sales of securities held to maturity	—	—	2,425
Proceeds from maturities of securities held to maturity	8,614	4,000	4,931
Proceeds from maturities of securities available for sale	274,748	61,273	26,899
Purchases of securities available for sale	(313,067)	(76,995)	(28,043)
Net decrease in loans made to customers	19,877	62,627	(117,403)
Net cash received in merger	46,492	—	(28,455)
Net increase in bank owned life insurance	(2,425)	(1,297)	(3,054)
Purchases of premises and equipment, net	(2,908)	(1,384)	(1,902)

Net cash from investing activities	25,676	97,082	(49,069)

Cash flows from financing activities:
Net change in deposits	30,318	(14,718)	151,584
Cash dividends paid, net of shares issued through dividend reinvestment	(11,446)	(5,129)	(4,652)
Issuance/(purchase) of stock, net	(453)	(968)	11,203
Net change in stock held in deferred compensation plan	(765)	—	—
Decrease in federal funds purchased	—	—	(24,100)
Net change in Federal Home Loan Bank advances and other borrowings	(27,643)	(84,803)	(100,962)

Net cash from financing activities	(9,989)	(105,618)	33,073

Net change in cash and cash equivalents	43,104	(4,763)	230
Cash and cash equivalents at beginning of year	26,978	31,741	31,511

Cash and cash equivalents at end of period	$70,082	$26,978	$31,741

Supplemental cash flow disclosures:
Income taxes paid	$11,700	$5,700	$5,700
Interest paid	$65,860	$70,476	$69,596

Non cash transfers:
Exchange of mortgage loans for mortgage-backed securities	$—	$—	$51,643
Merger with UNB Corp. through issuance of common stock	174,581	—	—

The accompanying notes are an integral part of these financial statements.

Note 1 — Summary of Significant Accounting Policies

Unless otherwise indicated, amounts are in thousands, except per share data.

Principles of Consolidation: The consolidated financial statements include the accounts of Unizan Financial Corp. (“Company”) and its wholly owned subsidiaries, Unizan Bank, National Association (Bank), Unizan Banc Financial Services, Inc., Unizan Financial Advisors, Inc., Unizan Title Services, Inc., BFOH Capital Trust I and Unizan, Inc. All significant intercompany balances and transactions have been eliminated in consolidation.

Industry Segment Information: Unizan Financial Corp. is a financial holding company engaged in the business of commercial and retail banking, trust and investment services, and consumer finance, with operations conducted through its main office and branches located throughout Stark, Summit, Wayne, Muskingum, Licking, Franklin, Greene, Miami and Montgomery Counties of Ohio. The Aircraft Finance Group of the Bank maintains a sales office in Franklin County as well as two regional offices in Sacramento, California and Orlando, Florida which generate loans nationally. Also, the Bank has small business-lending centers to serve small businesses and specializes in loans guaranteed by the U.S. Department of Commerce, Small Business Administration (“SBA”). Currently, small business lending centers are located in Cleveland, Columbus, Cincinnati and Dayton, Ohio; Indianapolis, Indiana; Louisville, Kentucky and Detroit, Michigan. The majority of the Company’s income is derived from commercial and retail business lending activities and investments.

Operating Segments: The Company manages and operates two major lines of businesses: community banking and investment and funds management. Community banking includes lending and related services to businesses and consumers, mortgage banking, and deposit gathering. Investment and funds management includes trust services, financial planning services and retail sales of investment products. These business lines are identified by the entities through which the product or service is delivered. Additional information regarding the Company’s business lines is provided in Note 22 to the consolidated financial statements.

Cash and Cash Equivalents: Cash equivalents include cash and non-interest bearing deposits with banks. Unizan Financial Corp. reports net cash flows for interest-bearing deposits with banks, federal funds sold, customer loan transactions, deposit transactions and short-term borrowings.

Securities: The Company classifies debt and equity securities as held to maturity, available for sale or trading. Securities classified as held to maturity are those management has the positive intent and ability to hold to maturity. Securities classified as available for sale are those management intends to sell or that could be sold for liquidity, investment management, or similar reasons, even if there is not a present intention for such a sale. Securities available for sale are carried at fair value, with unrealized holding gains and losses reported in other comprehensive income. Trading securities are purchased principally for sale in the near term and are reported at fair value with unrealized gains and losses included in earnings. Other securities such as Federal Home Loan Bank stock are carried at cost. During 2002 and 2001, the Company held no trading securities.

Interest income includes amortization of purchase premium or discount. Gains and losses on sales are based on the amortized cost of the security sold. Securities are written down to fair value when a decline in fair value is not temporary.

Loans: Loans that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are reported at the principal balance outstanding, net of unearned interest, deferred loan fees and costs, and an allowance for loan losses. Residential mortgage loans originated by the Bank and intended for sale in the secondary market are carried at the lower of cost or estimated market value in the aggregate. Net unrealized losses are recognized in a valuation allowance by charges to income. Interest income is reported on the interest method and includes amortization of net deferred loan fees and costs over the loan term. Interest income is not reported when full loan repayment is in doubt, typically when the loan is impaired or payments are past due over 90 days. Payments received on such loans are reported as principal reductions. All interest accrued but not received for loans placed on nonaccrual is reversed against interest income. Interest received on such loans is accounted for on the cash-basis or cost-recovery method, until qualifying for return to accrual. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.

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

Foreclosed Assets: Foreclosed assets are included in other assets on the consolidated balance sheets at the lower of cost or fair value, less estimated costs to sell. Any reduction in fair value is reflected in a valuation allowance account established by a charge to income. Costs incurred to carry the assets are charged to expense. Foreclosed assets, net of the valuation allowance totaled $2,296 and $3,511 at December 31, 2002 and 2001, respectively.

Premises and Equipment: Land is carried at cost. Premises and equipment are stated at cost less accumulated depreciation. Buildings and related components are depreciated using the straight-line method with useful lives ranging from 10 to 40 years. Deprecation of leasehold improvements is limited to the lease terms, or useful lives, whichever is less. Furniture, fixtures and equipment are depreciated using the straight-line method with useful lives ranging from 3 to 10 years. Maintenance and repairs are charged to expense as incurred and major improvements are capitalized.

Mortgage Servicing Rights: Statement of Financial Accounting Standards (“SFAS”) No. 140 requires the recognition of originated mortgage servicing rights (OMSRs) as assets by allocating total costs incurred between the originated loan and the servicing rights retained based on their relative fair values. SFAS 140 also requires the recognition of purchased mortgage servicing rights at fair value, which is presumed to be the price paid for the rights.

Amortization of OMSRs is based on the ratio of net servicing income received in the current period to total net servicing income projected to be realized from the mortgage servicing right (MSR). Projected net servicing income is in turn determined on the basis of the estimated future balance of the underlying mortgage loan portfolio, which declines over time from prepayments and scheduled loan amortization. Amortization is calculated based on the estimated net servicing revenue, considering various factors including prepayment experience and market rates, as well as relevant characteristics of the servicing portfolio, such as loan types, interest rate stratification and recent prepayment experience.

SFAS No. 140 also requires that all MSRs be evaluated for impairment based on the excess of the carrying amount of the MSRs over their fair value. Impairment is evaluated based on the fair value of the assets, using groupings of underlying loans as to interest rates. Fair value is determined using prices for similar assets with similar characteristics, when available, or based upon discounted cash flows using market-based assumptions. Any impairment of a grouping is reported as a valuation allowance.

Bank Owned Life Insurance: The Company has purchased life insurance policies on certain employees. Bank owned life insurance is recorded at its cash surrender value, or the amount that can be realized.

Goodwill and Other Intangible Assets: Identified intangibles primarily represent the value of depositor relationships purchased and are expensed on an accelerated basis over 10 to 15 years. Unidentified purchased intangibles, primarily goodwill, is the excess of purchase price over identified net assets in business acquisitions. Prior to the Company adopting SFAS No. 142 in 2002, goodwill was amortized on a straight-line basis over the estimated useful life of 15 to 25 years. Upon adoption, goodwill is assessed at least annually for impairment, with any such impairment recognized as a reduction to earnings in the period identified. The effect on net income of ceasing goodwill amortization in 2002 was $5,057.

Long-term Assets: Premises and equipment and other long-term assets are reviewed for impairment when events indicate their carrying amount may not be recoverable from future undiscounted cash flows. If impaired, the assets are recorded at fair value.

Federal Income Taxes: Income tax expense is the sum of the current year income tax due or refundable and the change in deferred tax assets and liabilities. Deferred tax assets and liabilities are the expected future tax consequences of temporary differences between the carrying amounts and tax basis of assets and liabilities, computed using enacted tax rates. A valuation allowance, if needed, reduces deferred tax assets to the amount expected to be realized.

Off Balance Sheet: Financial instruments include off-balance sheet credit instruments, such as commitments to make loans and standby letters of credit, issued to meet customer financing needs. The face amount for these items represents the exposure to loss, before considering customer collateral or ability to repay. Such financial instruments are recorded when they are funded.

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

Derivatives designated as hedges include interest rate swaps which are entered into primarily for asset-liability management. The Company also uses options tied to the S&P 500 index to offset the risk of certificates of deposits issued by the Company which have a rate of return based on that index. The notional amount is used to calculate amounts to be paid but does not represent loss exposure.

Earnings and Dividends Per Share: Basic earnings per common share is net income divided by the weighted average number of common shares outstanding during the period. Diluted earnings per common share includes the dilutive effect of additional potential common shares issuable under stock options. Earnings and dividends per share are restated for all stock splits, dividends, and by the 1.325 exchange factor from the merger of BancFirst Ohio Corp. and UNB Corp. through the date of issue of the financial statements.

Comprehensive Income: Comprehensive income consists of net income and other comprehensive income. Other comprehensive income includes unrealized gains and losses on securities available for sale and changes in fair value of cash flow hedges which are also recognized as separate components of equity.

Stock Options: Employee compensation expense under stock options is reported using the intrinsic value method. No compensation cost related to stock options is reflected in net income, as all options granted had an exercise price equal to or greater than the market price of the underlying common stock at date of grant. Any tax benefit realized by the Company from the exercise of non-qualified stock options is added to paid-in capital. The following table illustrates the effect on net income and earnings per share if expense was measured using the fair value method of SFAS No. 123, Accounting for Stock-Based Compensation:

	2002	2001	2000
Net income, as reported	$25,113	$16,051	$13,931
Deduct: Stock based compensation expense determined under fair value based method	932	442	386
Pro forma net income	24,181	15,609	13,545
Earnings per share, as reported:
Basic	1.25	1.38	1.26
Diluted	1.21	1.37	1.25
Pro forma earnings per share:
Basic	1.20	1.34	1.22
Diluted	1.16	1.33	1.22

For purposes of providing the pro forma disclosures required under SFAS No. 123, the fair value of the stock options granted in 2001 and 2000 was estimated at the date of grant using a Black-Scholes option pricing model. There were no options granted in 2002. The weighted average assumptions used in the option pricing model relate to the BancFirst Ohio Corp. 1997 Omnibus Stock Incentive Plan were as follows:

	2001	2000
Risk-free interest rate	4.47%	5.03%
Expected dividend yield	2.59%	3.54%
Expected option life (years)	5.0	7.0
Expected volatility	31.47%	32.18%

Dividend Reinvestment Plan: The 1999 Dividend Reinvestment and Stock Purchase Plan authorized the sale of 1,000,000 shares of the Company’s authorized but previously unissued common stock to shareholders who chose to invest all or a portion of their cash dividends. The Plan also permits shareholders who become participants in the Plan to make optional cash investments of not less than $100 or more than $5,000 per month for investment in common stock. In 2002, dividend reinvestment shares purchased on the open market totaled 26,600 and 25,682 shares were purchased from treasury. During 2002, there were no shares purchased for optional cash investments on the open market and 1,489 shares were purchased from treasury. Under the 1999 Plan, shares purchased in the open market are issued to the Plan at the weighted average purchase price plus applicable brokerage commissions, if any. The price of the newly issued shares under the 1999 Plan for dividend reinvestment is the average of the daily high and low sale prices reported on the Nasdaq National Market during the five trading days immediately preceding the record date for dividend reinvestment, or the purchase date for optional cash investment.

Trust Company Assets and Income: Property held by the Company in a fiduciary or other capacity for its trust customers is not included in the accompanying consolidated financial statements since such items are not assets of the Company. Income from the Trust Company is reported on the accrual basis of accounting.

Use of Estimates in Preparation of Financial Statements: Management must make estimates and assumptions based on available information in preparing the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America. These estimates and assumptions affect the amounts reported in the financial statements and the disclosures provided, and future results could differ.

Areas involving the use of management’s estimates and assumptions include the allowance for loan losses, the realization of deferred tax assets, fair value of certain securities, the determination and carrying value of impaired loans, the post retirement benefit obligation, the determination of other-than-temporary reductions in the fair value of securities, depreciation of premises and equipment, the carrying value and amortization of intangibles and the fair value of financial instruments in the Company’s consolidated financial statements. Estimates that are more susceptible to change in the near term include the allowance for loan losses and the fair value of financial instruments.

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

New Accounting Pronouncements: In June 2001, the FASB issued SFAS No. 142, “Goodwill and Other Intangible Assets”, which addresses the accounting for such assets arising from prior and future business combinations. Upon the adoption of this Statement, goodwill arising from business combinations is no longer amortized, but rather is assessed regularly for impairment, with any such impairment recognized as a reduction to earnings in the period identified. Other identified intangible assets, such as core deposit intangible assets, continue to be amortized over their estimated useful lives. The Company adopted this Statement on January 1, 2002. In the first quarter of 2002, the Company recognized $1,392 in expense for the impairment of goodwill from prior acquisitions.

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

The FASB issued Statement 147, “Acquisitions of Certain Financial Institutions,” which replaced certain paragraphs in Statement 72. When an acquisition involves more liabilities than assets, such as in most branch acquisitions, the “unidentified intangible asset” that resulted under Statement 72, now represents goodwill if the branch acquisition meets the definition of a business combination under EITF Issue 98-3. For prior acquisitions that are not business combinations, the unidentifiable intangible is not goodwill and must continue to be amortized. The new guidance is effective October 1, 2002. As of December 31, 2002, there was $869 of other intangible assets generated from branch purchase transactions that will continue to be amortized since these branch acquisitions do not qualify as a business combination as defined by EITF Issue 98-3 and thus cannot be reclassified as goodwill under FASB Statement 147.

Loss Contingencies: Loss contingencies, including claims and legal actions arising in the ordinary course of business, are recorded as liabilities when the likelihood of loss is probable and an amount or range of loss can be reasonably estimated. Management does not believe there now are such matters that will have a material effect on the financial statements.

Dividend Restriction: Banking regulations require maintaining certain capital levels and may limit the dividends paid by the bank to the holding company or by the holding company to shareholders. At year-end 2002, approximately $16.1 million is available to pay dividends to the holding company. Dividends in excess of this amount may be paid, but require prior regulatory approval.

Restrictions on Cash: Cash on hand or on deposit with the Federal Reserve Bank of $16,274 and $10,524 was required to meet regulatory reserve and clearing requirements at year-end 2002 and 2001, respectively. These balances do not earn interest.

Financial Statement Presentation: Certain previously reported consolidated financial statement amounts have been reclassified to conform to the 2002 presentation.

Note 2 — Mergers and Acquisitions

On March 7, 2002, the Company completed a merger between BancFirst Ohio Corp, and UNB Corp. In connection with the merger, UNB Corp. issued 1.325 shares of common stock in exchange for each share of BancFirst common stock. The purchase price was valued at $175 million and the value of the 11.6 million shares issued was based on the average price of UNB Corp. stock for three days before and two days after the terms of the merger were agreed to and announced. Cash was paid for any fractional share.

The merger is being accounted for as a purchase of UNB Corp. Accordingly, UNB Corp.’s results of operations have been included from the date of the merger. The merger created a financial services holding company with total assets of $2.6 billion and deposits of $1.9 billion. As a result of the merger, management believes that the combination of the companies is a complementary strategic fit of the existing businesses and enables Unizan to compete more effectively with other financial institutions in the Company’s existing markets. In addition, the Company entered into the merger for the following reasons:

•	expands market area and creates critical mass

•	enhances ability to compete and broadens product range

•	expected to be accretive to per share earnings

•	increases liquidity for the sale of common stock

•	provides an additional platform for further growth and improves cross selling opportunities

•	provides opportunities for cost reductions through increased efficiencies.

The following table summarizes the fair values of the assets acquired and liabilities assumed at the date of the acquisition.

As of March 7, 2002
Cash and short-term investments	$46,671
Investment securities	124,248
Loans, net	886,971
Goodwill	73,610
Core deposit intangible	21,493
Other assets	47,089

Total assets acquired	1,200,082

Deposits	801,354
Other borrowed funds	199,566
Other liabilities	24,581

Total liabilities assumed	1,025,501

Net assets acquired	$174,581

The core deposit intangible is subject to amortization on an accelerated basis over an estimated life of ten years. The goodwill will not be amortized, but will be evaluated for impairment on an annual basis. Because the merger was structured as a tax free exchange, none of the goodwill is deductible for tax purposes.

The following summarizes the pro-forma results of operations for the years ended December 31, 2002 and 2001 as if UNB Corp. had been acquired at the beginning of each period presented:

	2002	2001
Net interest income	$89,445	$89,167
Net income	18,891	31,381
Basic earnings per share	0.86	1.42
Diluted earnings per share	0.83	1.41

The pro-forma results for the year ended December 31, 2002 include the following expenses recognized by UNB Corp. prior to the merger: $2,990 for change of control agreements, $2,035 in investment banker fees, $926 for fixed assets disposals, $2,652 curtailment loss due to the termination of the defined benefit plan and a $1,566 loan loss provision expense.

Note 3 — Goodwill and Intangible Assets

The change in the carrying amount of goodwill for the year ended December 31, 2002 is as follows:

Balance as of December 31, 2001	$18,871
Goodwill acquired during the period	75,076
Less:
Impairment of Goodwill	1,392
Sale of Financial Planning Company	500

Balance as of December 31, 2002	$92,055

Due to market conditions that have adversely affected the level of new investment activity, the operating performance of the Investment and Funds Management segment continued to be below expectations. In March 2002, a goodwill impairment loss of $1,392 was recognized in the Investment and Funds Management segment. The fair value was estimated using the expected present value of future cash flows.

Goodwill was no longer amortized starting in 2002. The following summarizes the non-amortization of goodwill for the years ended December 31:

	2002	2001	2000
Reported net income	$25,113	$16,051	$13,931
Add back: goodwill amortization	—	1,122	837

Adjusted net income	$25,113	$17,173	$14,768

Basic earnings per share:
Reported net income	$1.25	$1.38	$1.26
Goodwill amortization	—	0.10	0.07

Adjusted net income	$1.25	$1.48	$1.33

Diluted earnings per share:
Reported net income	$1.21	$1.37	$1.25
Goodwill amortization	—	0.10	0.08

Adjusted net income	$1.21	$1.47	$1.33

Identified intangible assets consist of $21,201 of core deposit intangibles and $847 of other identified intangible assets, net of accumulated amortization as of December 31, 2002. Identified intangible assets consisted of $1,779 of core deposit intangibles as of December 31, 2001. For the years ended December 31, 2002 and 2001, $2,841 and $682 of intangible amortization expense was recognized, respectively. Identified intangible assets are expensed on an accelerated basis over 10 to 15 years. Intangible amortization expense is estimated to be $3.4 million, $3.1 million, $2.6 million, $2.5 million and $2.3 million for the years ended December 31, 2003 through December 31, 2007, respectively.

Note 4 — Securities

The fair value of available for sale securities and the related gross unrealized gains and losses recognized in accumulated other comprehensive income (loss) were as follows:

	December 31, 2002
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities available-for-sale:
U.S. Treasury securities	$1,002	$27	$—	$1,029
Securities of other government agencies	983	19	—	1,002
Obligations of states and political subdivisions	33,487	976	(106)	34,357
Corporate obligations	60,833	830	(3,471)	58,192
Mortgage-backed and related securities	327,905	6,412	(900)	333,417
Other securities	19,643	16	(1,355)	18,304

Total securities available-for-sale	$443,853	$8,280	$(5,832)	$446,301

	December 31, 2001
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities available-for-sale:
U.S. Treasury securities	$250	$4	$—	$254
Securities of other government agencies	3,061	44	—	3,105
Obligations of states and political subdivisions	28,083	90	(743)	27,430
Corporate obligations	61,416	241	(4,779)	56,878
Mortgage-backed and related securities	188,603	4,499	(535)	192,567
Other securities	13,683	12	(124)	13,571

Total securities available-for-sale	$295,096	$4,890	$(6,181)	$293,805

The carrying amount, unrecognized gains and losses, and fair value of securities held to maturity were as follows:

	December 31, 2002
	Carrying Amount	Gross Unrecognized Gains	Gross Unrecognized Losses	Fair Value
Securities held-to-maturity:
Obligations of states and political subdivisions	$334	$21	$—	$355
Mortgage-backed securities	4,923	269	(18)	5,174

Total securities held-to-maturity	$5,257	$290	$(18)	$5,529

	December 31, 2001
	Carrying Amount	Gross Unrecognized Gains	Gross Unrecognized Losses	Fair Value
Securities held-to-maturity:
Obligations of states and political subdivisions	$857	$22	$—	$879
Industrial revenue bonds	195	—	—	195
Mortgage-backed securities	8,369	259	(9)	8,619

Total securities held-to-maturity	$9,421	$281	$(9)	$9,693

The amortized cost and fair value of debt securities at December 31, 2002, by contractual maturity, are shown below. Actual maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity date, primarily mortgage-backed securities, are shown separately.

	December 31, 2002
	Amortized Cost	Fair Value	Weighted Average Yield
Available for Sale:
Due in one year or less	$4,316	$4,159	3.58%
Due from one to five years	13,347	13,477	3.80
Due from five to ten years	5,874	6,284	4.36
Due after ten years	72,768	70,660	6.57
Mortgage-backed and related securities	327,905	333,417	4.98

Total securities available for sale	$424,210	$427,997	5.18%

Held to Maturity:
Due in one year or less	$201	$217	4.52%
Due from one to five years	133	138	4.72
Mortgage-backed and related securities	4,923	5,174	6.59

Total securities held to maturity	$5,257	$5,529	6.46%

Proceeds from the sale or call at a premium of securities were as follows:

	2002	2001	2000
Proceeds	$3,524	$18,835	$128,024
Gross gains	218	342	1,969
Gross losses	32	25	1,729

Proceeds from the sale of securities during 2000 include $2,425 from the sale of held-to-maturity securities that were sold in connection with security portfolio restructuring activities following the Milton acquisition. Gross gains of $10 and gross losses of $10 were realized on such sales.

At December 31, 2002, there were no holdings of securities of any one issuer, other than the U.S. government and its agencies and corporations, in an amount greater than 10% of shareholders’ equity.

Securities with a carrying value of approximately $360,200 and $213,368 as of December 31, 2002 and 2001, respectively, were pledged to secure public funds, deposits, borrowings under term reverse repurchase agreements, and for other obligations.

Note 5 — Loans

Loans were comprised of the following at December 31:

	2002	2001
Commercial, financial and agricultural	$246,116	$105,590
Commercial real estate	627,386	432,840
Aircraft	131,601	—
Real estate	473,180	350,176
Consumer	428,091	140,431

Total loans	$1,906,374	$1,029,037

Impaired loans were as follows:

2002
Loans with no allowance for loan losses allocated	$—
Loans with allowance for loan losses allocated	7,352
Amount of allowance allocated	2,106
Average of impaired loans, year-to-date	7,694
Interest income recognized during impairment	103
Cash-basis interest income recognized year-to-date	—

At December 31, 2001 and 2000, and for the years then-ended, the recorded investment in loans considered to be impaired and interest income related thereto was not material.

Non-performing loans were as follows:

	2002	2001
Loans past due over 90 days and still accruing	$5,214	$2,447
Nonaccrual loans	10,040	8,133

Restructured loans consisted of one loan that was restructured in May 1999, with an outstanding principal balance of $2,725 and $2,814 at December 31, 2002 and 2001, respectively. This loan is performing in accordance with its restructured terms.

Certain directors, executive officers and principal shareholders of Unizan Financial Corp. and its subsidiaries are loan customers of the subsidiary Bank. A summary of aggregate related party loan activity is as follows for the year ended December 31:

2002
Balance, January 1,	$2,572
Transfer of related party loans from merger	9,180
Repayments	(1,661)
Loans no longer classified as related loans	(279)

Balance, December 31,	$9,812

Note 6 — Allowance for Loan Losses

Transactions in the allowance for loan losses for the years ended December 31, were as follows:

	2002	2001	2000
Balance at January 1,	$10,610	$10,150	$7,431
Acquired allowance for loan losses	12,148	—	1,773
Provision charged to expense	7,893	2,250	1,800
Loans charged off	(7,761)	(2,564)	(1,344)
Recoveries on loans previously charged off	2,381	774	490

Balance at end of year	$25,271	$10,610	$10,150

Note 7 — Secondary Mortgage Market Activities

Loans serviced for others, which are not reported as assets, totaled $297 million and $188 million at December 31, 2002 and 2001, respectively. Activity for capitalized mortgage servicing rights and the related valuation allowance was as follows:

	2002	2001
Servicing rights:
Beginning of year	$2,017	$1,643
Additions	1,732	649
Amortized to expense	(373)	(275)

End of year	$3,376	$2,017

Valuation allowance:
Beginning of year	$225	$100
Additions expensed	1,185	125

End of year	$1,410	$225

Note 8 — Premises and Equipment

The components of premises and equipment at December 31, were as follows:

	2002	2001
Land	$4,833	$2,896
Buildings & leasehold improvements	21,696	17,251
Furniture and fixtures	19,878	13,586

Total premises and equipment	46,407	33,733
Accumulated depreciation and amortization	(19,470)	(15,989)

Premises and equipment, net	$26,937	$17,744

Depreciation expense was $3,547, $2,038 and $1,838 for the years ended December 31, 2002, 2001 and 2000, respectively. At December 31, 2002, the Company was obligated for the next five years for rental commitments under non-cancelable operating leases on the main and branch offices and equipment as follows:

2003	$1,229
2004	873
2005	410
2006	350
2007	270

Total	$3,132

Rental expense amounted to approximately $1,452, $724 and $760 in 2002, 2001 and 2000, respectively.

Note 9 — Interest Bearing Deposits

Total interest-bearing deposits as presented on the consolidated balance sheets were comprised of the following classifications:

	December 31,
	2002	2001
Interest-bearing demand	$274,740	$166,853
Savings	413,112	171,430
Time:
In denominations under $100,000	765,907	482,669
In denominations of $100,000 or more	281,662	194,364

Total interest bearing deposits	$1,735,421	$1,015,316

Time deposits in denominations under $100,000 included brokered deposits of $17,737 and $7,395 at year-end 2002 and 2001, respectively.

At year-end 2002, stated maturities of time deposits were as follows:

2003	$507,369
2004	188,837
2005	241,251
2006	34,454
2007	71,346
Thereafter	4,312

Total	$1,047,569

Related party deposits totaled $9,329 at year-end 2002.

Note 10 — Short-Term Borrowings

Short-term borrowings consist of federal funds purchased and securities sold under agreements to repurchase. Physical control is maintained for securities sold under repurchase agreements. Information concerning all short-term borrowings maturing in less than one year is summarized as follows, at December 31:

	2002	2001
Securities sold under repurchase agreements	$58,714	$—
Federal funds purchased	—	—

Total short-term borrowings	$58,714	$—

Weighted average interest rate at period end	0.57%	—%

Average amount outstanding during year	$51,551	$659

Approximate weighted average interest rate during the year	0.94%	4.00%

Maximum amount outstanding as of any month end	$76,402	$9,000

Note 11 — Other Borrowings

Federal Home Loan Bank (FHLB) advances and other borrowings were as follows:

	December 31, 2002		December 31, 2001
	Amount	Average Rate	Amount	Average Rate
FHLB advances	$266,746	4.92%	$168,565	5.14%
Term repurchase agreements	45,000	5.44	45,000	5.44
Line of credit with financial institution	20,000	3.09	—	—
Term debt with a financial institution	—	—	7,000	3.36
Capital lease	165	7.73	—	—

	$331,911		$220,565

The term debt with a financial institution was paid off in March 2002.

The Bank has entered into various borrowing agreements with the FHLB of Cincinnati. Scheduled principal payments on amortizing advances are shown in the year they are due. At December 31, 2002, minimum annual repayments of FHLB advances were comprised of the following:

Maturity	Weighted Average Rate	Principal Repayment
2003	3.93%	$72,029
2004	6.11%	36,672
2005	4.99%	26,159
2006	5.08%	35,383
2007	4.93%	17,315
2008 and thereafter	4.74%	79,188

Total	4.79%	$266,746

FHLB advances must be secured by eligible collateral as specified by the FHLB. Accordingly, the Company has a blanket pledge of its one-to-four family mortgages held in the loan portfolio as collateral for the advances outstanding at December 31, 2002 with a required minimum ratio of collateral to advances of $360,107, or 135%. Also, the Company has an investment in FHLB stock of $33,362 at December 31, 2002 of which approximately $13,500 is pledged as collateral for outstanding advances.

At December 31, 2002, the Company had $45,000 in term repurchase agreements with Salomon Brothers, Inc. under which the Company sold mortgage-backed and related securities classified as available for sale with a fair value of $48,230. The repurchase agreements had a weighted average maturity of 5.4 years at December 31, 2002 and 6.5 years at December 31, 2001. Also, such repurchase agreements are callable at the option of the counter-party. The securities are held at Salomon Brothers, Inc.

The Parent Company has an unsecured line of credit of $25 million with a national financial institution that is used for liquidity purposes and to facilitate additional investment in subsidiaries. The total outstanding balance at December 31, 2002 was $20 million. The interest on each draw is variable and is priced off the Federal Funds Rate plus 0.85% per annum and is paid quarterly. The debt matures in 2003.

The Bank entered into a capital lease arrangement in order to finance the purchase of telephone equipment. The lease terms call for sixty monthly payments of $4 with the last payment due in October 2006.

Note 12 — Company Obligated Mandatorily Redeemable Preferred Securities of Subsidiary Trust Holding Solely Junior Subordinated Deferrable Interest Debentures of the Parent

On October 18, 1999, the Trust, a statutory business trust created under Delaware law, issued $20,000 of 9.875% Capital Securities, Series A (“Capital Securities”) with a stated value and liquidation preference of $1 per share. The Trust’s obligations under the Capital Securities issued are fully and unconditionally guaranteed by the Company. The proceeds from the sale of the Capital Securities of the Trust, as well as the proceeds from the issuance of common securities to the Company, were utilized by the Trust to invest in $20,619 of 9.875% Junior Subordinated Debentures (the “Debentures”) of the Company. The Debentures are unsecured obligations and rank subordinate and junior to the right of payment to all indebtedness, liabilities and obligations of the Company. The Debentures represent the sole assets of the Trust. Interest on the Capital Securities is cumulative and payable semi-annually in arrears. The Company has the right to optionally redeem the Debentures prior to the maturity date of October 15, 2029, on or after October 15, 2009 at 104.938% (declining annually thereafter to 100% after October 15, 2019) of the stated liquidation amount, plus accrued and unpaid distributions, if any, to the redemption date. Under the occurrence of certain events, specifically a Tax Event, Investment Company Event or Capital Treatment Event as more fully defined in the BFOH Capital Trust I Prospectus dated October 13, 1999, the Company may redeem in whole, but not in part, the Debentures prior to October 15, 2009. Proceeds from any redemption of the Debentures would cause a mandatory redemption of the Capital Securities and the common securities having an aggregate liquidation amount equal to the principal amount of the Debentures redeemed. The Company’s liability is fully recorded on the balance sheet. Debt issuance costs of $958 have been capitalized and are being amortized.

The Trust is a wholly owned subsidiary of the Company, has no independent operations and has issued securities that contain a full and unconditional guarantee of its parent, the Company. The Trust is exempt from the reporting requirements of the Securities Exchange Act of 1934.

Note 13 — Retirement Plans

The Company has a 401(k) Retirement Plan which covers substantially all employees. The Company makes contributions to the plan pursuant to salary savings elections and discretionary contributions as set forth by the provisions of the plan. Employees direct the investment of account balances from plan alternatives. Operations have been charged $985, $562 and $633 for contributions to the plan for the years ended December 31, 2002, 2001 and 2000, respectively.

The Company maintains an employee stock purchase plan whereby eligible employees and directors, through their plan contributions, may purchase shares of the Company’s stock. Such shares are purchased from treasury stock at fair market value. Minimal expenses were incurred by the Company for the years ended December 31, 2002, 2001 and 2000, in connection with the plan.

In July 2002, the Board of Directors approved a resolution terminating UNB Corp.’s benefit post-retirement medical plan. Current enrolled retirees and current enrolled eligible employees who retire not later than September 30, 2003, will continue to be eligible to receive post-retirement medical benefits. The Company recognized a curtailment gain of $390 from the termination of the benefit post-retirement medical plan for the year ended December 31, 2002.

In July 2001, UNB Corp.’s Board of Directors approved a resolution terminating the UNB Corp.’s defined benefit pension plan. In February 2002, the Board of Directors approved ceasing the accumulation of future benefits to plan participants. At the time of the termination, UNB Corp. recognized a loss of $2.7 million. The settlement of vested plan benefits will occur upon receipt of a determination letter from the Internal Revenue Service approving the plan termination. Participants may choose a lump sum payment, the purchase of a nontransferable deferred annuity contract or a transfer to the 401(k) plan.

Note 14 — Stock Option and Performance Unit Plan

In 1987, the shareholders of UNB Corp. approved a Stock Option and Performance Unit Plan reserving 764,040 shares of common stock, adjusted for stock dividends and splits, for the granting of options to executive officers and other senior management personnel. Options are not exercisable for at least four years from the date of grant and are not fully exercisable until six years from the date of grant. The duration of the exercise period is ten years. In 1997, the shareholders of UNB Corp. approved a Stock Option Plan reserving 1,000,000 shares of common stock, adjusted for stock dividends and splits, for the granting of options to directors and employees of the Company and its affiliates. Non-qualified stock options granted to directors are immediately exercisable. Stock options granted to employees of the Company and its affiliates are partially exercisable one year from the date of grant and become fully exercisable five years from grant date. The duration of the exercise period is ten years. In accordance with provisions of the Plan, upon a change in control, as defined in the Plan, all options outstanding at the time of such change in control fully vested and became 100% exercisable. As options are exercised, shareholders’ equity will be credited with the proceeds.

1987 Plan

	Stock Options and Performance Unit Plan Number of Shares
	Available for Grant	Exercised	Outstanding	Weighted-average exercise price	Range of Option Price per Share
Balance, January 1, 2000	—	464,114	296,802	$8.68	$4.20	$15.00
Exercised	—	5,496	(5,496)	4.20	4.20	4.20

Balance, December 31, 2000	—	469,610	291,306	8.76	4.76	15.00
Forfeited	—	—	(6,400)	15.00	15.00	15.00
Exercised	—	18,896	(18,896)	7.18	4.76	11.00

Balance, December 31, 2001	—	488,506	266,010	8.72	6.00	15.00
Exercised	—	39,540	(39,540)	5.70	6.00	15.00

Balance, December 31, 2002	—	528,046	226,470	8.35	6.00	15.00

1997 Plan
	Number of Shares
	Available for Grant	Exercised	Outstanding	Weighted-average exercise price	Range of Option Price per Share
Balance, January 1, 2000	762,287	3,800	233,913	19.60	15.69	20.25
Granted	(195,822)	—	195,822	13.04	12.69	13.06
Forfeited	500	—	(500)	13.06	13.06	13.06

Balance, December 31, 2000	566,965	3,800	429,235	16.61	12.69	20.25
Granted	(258,884)	—	258,884	12.88	12.83	13.62
Forfeited	18,878	—	(18,878)	19.54	15.69	20.25
Exercised	—	17,739	(17,739)	13.32	12.69	15.69

Balance, December 31, 2001	326,959	21,539	651,502	15.13	12.69	20.25
Granted	(206,998)	—	206,998	18.43	18.40	20.00
Forfeited	3,573	—	(3,573)	18.89	18.40	20.00
Exercised	—	92,235	(92,235)	13.70	12.69	20.25

Balance, December 31, 2002	123,534	113,774	762,692	16.18	12.69	20.25

Options exerciseable at year-end are as follows:

	Number of options	Weighted-average exercise price
2000	365,548	$11.43
2001	462,202	12.31
2002	986,162	14.37

The weighted average remaining option life for outstanding options issued under the 1987 Stock Option Plan at year-end 2002 is 1.2 years. The weighted average remaining option life for outstanding options issued under the 1997 Stock Option Plan is 7.4 years at year-end 2002.

BancFirst Ohio Corp. had a 1997 Omnibus Stock Incentive Plan (the Plan), which provided for the granting of stock options and other stock related awards to key employees. Upon the completion of the merger, all outstanding options of BFOH were converted to Unizan Financial Corp. options at the exchange ratio of 1.325 and no additional options will be granted under the Plan. In accordance with provisions of the Plan, upon a change in control, as defined in the Plan, all options outstanding at the time of such change in control fully vested and became 100% exercisable. The duration of the exercise period is twenty years. All options granted were at a price that equaled or exceeded the market value of BFOH’s common stock at the date of grant. The summary of stock option activity is as follows:

	Options Outstanding	Weighted Average Exercise Price	Range of option price per share
December 31, 1999	378,817	$20.08	$16.89	$25.88
Options granted	272,420	12.29	10.06	13.58

Stock options forfeited	(43,432)	20.20	16.89	25.88

December 31, 2000	607,805	$16.58	10.06	25.88
Options granted	271,002	17.63	16.60	18.87
Stock options forfeited	(31,751)	15.46	11.32	25.88

December 31, 2001	847,056	$16.96	10.06	25.88

Stock options forfeited	(51,115)	19.66	11.32	25.88
Stock options exercised	(154,662)	16.11	11.32	20.13

December 31, 2002	641,279	$17.11	10.06	25.88

Options exerciseable at year-end are as follows:

	Number of options	Weighted-average exercise price
2000	153,829	$19.34
2001	287,598	17.65
2002	641,279	17.11

The weighted average remaining option life for outstanding options issued under the Plan at year-end 2002 is 17.6 years.

Also under the Plan, BFOH adopted the 1997 Bonus Shares Program whereby eligible employees receiving annual cash bonus awards could elect to receive up to 50% of such awards in common shares of the Company (“bonus shares”). Eligible employees elected to receive $360 and $250 of their 2001 and 2000 bonuses, respectively, in bonus shares which resulted in the issuance of 15,017 shares in 2002, 16,649 shares in 2001 and 15,987 shares in 2000. Due to the change in control and the excelerated vesting of the matching shares, $510 in compensation expense was recognized and 38,018 shares were issued in 2002.

Note 15 — Other Operating Expenses

Other operating expenses are summarized as follows:

	Years ended December 31,
	2002	2001	2000
Data processing	$3,663	$1,485	$1,367
Electronic banking fees	1,871	591	543
Marketing expense	1,618	822	910
Professional fees	1,993	1,204	691
Stationery, supplies and postage	1,190	769	717
Telecommunications	1,307	652	597
Other expenses	7,190	4,354	4,142

Total other operating expenses	$18,832	$9,877	$8,967

Note 16 — Income Taxes

Income taxes consist of the following:

	Years ended December 31,
	2002	2001	2000
Current tax expense	$12,180	$6,866	$4,354
Deferred tax expense (benefit)	(441)	793	2,198

Total income taxes	$11,739	$7,659	$6,552

The difference between the provision for income taxes and amounts computed by applying the statutory income tax rate of 35% for 2002, 2001 and 2000 to income before taxes is as follows:

	Years ended December 31,
	2002	2001	2000
Income taxes computed at the statutory tax rate on pretax income	$12,898	$8,299	$7,169
Add tax effect of:
Tax-exempt income	(526)	(495)	(600)
Increase in value of life insurance	(964)	—	—
Nondeductible goodwill impairment	463	—	—
Other	(132)	(145)	(17)

Total income taxes	$11,739	$7,659	$6,552

The sources of gross deferred tax assets and gross deferred tax liabilities are as follows at December 31:

	2002	2001
Items giving rise to deferred tax assets:
Allowance for loan losses in excess of tax reserve	$8,779	$3,639
Reserve for health insurance	118	316
Amortization of intangibles	1,315	719
Unrealized holding losses on securities	—	450
Unrealized losses on derivatives	1,612	825
Purchase accounting adjustments	—	589
Accrued pension	1,115	—
Deferred compensation	856	88
Post retirement benefits	568	123
Other	619	124

Total deferred tax assets	14,982	6,873
Items giving rise to deferred tax liabilities:
Loan servicing	1,935	2,067
Deferred loan fees and costs	85	237
FHLB stock dividends	4,470	2,726
Depreciation	1,440	329
Purchase accounting adjustments	11,170	—
Unrealized holding gain on securities	856	—
Other	59	639

Total deferred tax liabilities	20,015	5,998

Net deferred tax asset (liability)	$(5,033)	$875

Based on prior taxes paid, the deferred tax asset is more likely than not to be realized.

Taxes on gain on sale of securities approximated $65, $111 and $84 in 2002, 2001 and 2000, respectively.

Note 17 — Financial Instruments with Off-Balance Sheet Risk

Financial Instruments with Off-Balance-Sheet Risk: The Company is a party to financial instruments in the normal course of business to meet the financial needs of its customers. The contract or notional amounts of these instruments are not included in the consolidated financial statements. The exposure to credit loss in the event of nonperformance by the other party to the financial instruments for commitments to make loans is represented by the contractual amounts of these instruments. The Company does not anticipate any material losses from these transactions. The contract or notional amounts of these instruments on December 31, were as follows:

	2002	2001
Fixed rate commitments to extend credit	$213,992	$33,644
Variable rate commitments to extend credit	550,261	86,516
Variable rate standby letters of credit and financial guarantees	21,354	3,049

The amounts above represent contracts entered into by the Company, net of amounts participated to other financial institutions. The fixed rate loan commitments have interest rates ranging from 2.5% to 10.75%.

The Company uses the same credit policies in extending commitments and letters of credit and financial guarantees as it does for on-balance-sheet financial instruments. The Company controls its exposure to loss from these agreements through credit approval processes and monitoring procedures. Letters of credit and commitments to extend credit are generally issued for one year or less. The total commitment amounts do not necessarily represent future cash disbursements, as many of the commitments expire without being drawn upon. The Company may require collateral in extending commitments, which may include cash, accounts receivable, securities, and real or personal property.

In addition to the financial instruments with off-balance sheet risks, the Company has commitments to lend money which have been approved by the Small Business Administration’s (SBA) 7(a) program. Such commitments carry SBA guarantees on individual credits ranging from 58.5% to 80% of principal balances. The total of such commitments at December 31, 2002 and 2001, were $2,730 and $3,925, respectively, with guaranteed principal by the SBA totaling $1,974 and $2,944, respectively.

The Company has no significant concentrations of credit risk with any individual counter-party. The Company’s lending is concentrated primarily in the State of Ohio market area.

Derivative Instruments: The Company uses derivatives to mitigate overall risk to changes in interest rates and are a component of the Company’s asset liability management strategy to reduce the risk that changes in interest rates will change net interest margin. The Company uses both interest rate swaps and S & P 500 options. The notional amount of the derivative does not represent amounts exchanged by the parties. The amount exchanged is determined by reference to the notional amount and the other terms of the derivatives.

Cashflow Hedges: The Company uses pay fixed, receive floating interest rate swaps to hedge the cashflows of variable rate borrowings. The floating payments are tied to three month LIBOR with quarterly resets. Net interest settlements on the swaps are included with interest expense on the hedged borrowings. Because the swaps are fully effective at converting the borrowings from variable to fixed, their fair value is recorded with an offset to other comprehensive income, net of tax and no ineffectiveness was recorded in earnings. Of the swaps outstanding at year-end 2002, $15,000 matures in both 2005 and 2010. During 2003 based on current rates, approximately $1.6 million will be reclassified out of other comprehensive income into interest expense.

	2002	2001
Notional amount	$30,000	$50,000
Average variable rate at year-end	1.41%	2.14%
Average fixed rate	6.64%	6.50%
Fair value	($4,064)	($2,122)
Included in interest expense	2,033	1,224
Net Other Comprehensive Income	(2,087)	(1,370)

Other derivatives: Through the business combination with UNB Corp. on March 7, 2002, the Company acquired a pay fixed, receive floating interest rate swap as a hedge against fixed rate mortgage loans. The notional amount of the swap declines monthly with a final maturity in June 2003 and its floating payments is tied to three month LIBOR with quarterly resets. While this hedging arrangement provides protection against changing rates, the terms of the swap do not fully offset the interest rate risk of the loans and therefore it is not considered an effective hedge. Accordingly, changes in the fair value of the swap since the date of the merger are included in earnings which amounted to income of $239 in 2002.

	2002	As of March 7, 2002
Notional amount	$8,526	$10,504
Average variable rate at year-end	1.41%	1.90%
Fixed rate	5.86%	5.86%
Fair value	($174)	($413)
Included in interest income	($390)	N/A
Included in non-interest income	$239	N/A

During 2001, the Company issued certificates of deposits maturing in 2006 whose return is based upon the S & P 500 index. The customer bears no risk of loss should the S & P 500 index decline, but will earn interest based on the index should it rise. To protect against the risk of the index rising, the Company purchased $3,000 options on the S & P 500 for a premium of $1,036 which offsets the equivalent risk of certificate of deposit. The premium of purchased option is being amortized to interest expense on deposits over its five year life. The purchased option and the option embedded in the certificates, also a derivative, substantially offset each other and are carried at fair value with changes included in earnings. In addition to amortization of the premium, during 2002 and 2001, the Company has recognized $39 and $41 in expense as a result of the changes in fair value of the two instruments not precisely offsetting each other.

	2002	2001
Notional amount	$3,000	$3,000
Fair value	117	609
Included in interest expense	196	120
Included in non-interest income	(39)	(41)

Note 18 — Dividend and Regulatory Capital Requirements

Dividends paid by the Bank are the primary source of funds available to the Company for payment of dividends to shareholders and for other working capital needs. The payment of dividends by the subsidiary Bank to the Company is subject to restrictions by regulatory authorities. These restrictions generally limit dividends to the current and prior two year’s retained earnings. At December 31, 2002, approximately $16.1 million of the Bank’s retained earnings were available for dividends to the Company under these guidelines. In addition to these restrictions, as a practical matter, dividend payments cannot reduce regulatory capital levels below the Company’s regulatory capital requirements and minimum regulatory guidelines. These restrictions do not presently limit the Company from paying normal dividends.

The Company and Bank are subject to regulatory capital requirements administered by federal banking agencies. Capital adequacy guidelines and prompt corrective action regulations involve quantitative measures of assets, liabilities, and certain off-balance-sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators about components, risk weightings, and other factors, and the regulators can lower classifications in certain cases. Failure to meet various capital requirements can initiate regulatory action that could have a direct material effect on the consolidated financial statements.

The prompt corrective action regulations provide five classifications, including well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized, although these terms are not used to represent overall financial condition. If adequately capitalized, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion, and plans for capital restoration are required. As of December 31, 2002 and 2001, the most recent regulatory notifications categorized the Bank as well capitalized under the regulatory framework for prompt corrective action.

At year-end, actual capital levels (in millions) and minimum required levels are:

	Actual		Minimum Required For Capital Adequacy Purposes		Minimum Required To Be Well Capitalized Under Prompt Corrective Action Regulations
	Amount	Ratio	Amount	Ratio	Amount	Ratio
2002
Total capital (to risk weighted assets)
Consolidated	$236.9	11.2%	$169.5	8.0%	$211.9	10.0%
Bank	$233.7	11.1%	$168.6	8.0%	$210.8	10.0%
Tier 1 capital (to risk weighted assets)
Consolidated	$211.6	10.0%	$84.7	4.0%	$127.1	6.0%
Bank	$178.7	8.5%	$84.3	4.0%	$126.5	6.0%
Tier 1 capital (to average assets)
Consolidated	$211.6	8.3%	$102.6	4.0%	$128.3	5.0%
Bank	$178.7	7.0%	$101.9	4.0%	$127.4	5.0%
2001
Total capital (to risk weighted assets)
Consolidated	$128.9	12.1%	$85.4	8.0%	$106.8	10.0%
Bank	$110.8	10.4%	$85.3	8.0%	$106.6	10.0%
Tier 1 capital (to risk weighted assets)
Consolidated	$118.3	11.1%	$42.7	4.0%	$64.1	6.0%
Bank	$90.2	8.5%	$42.6	4.0%	$63.9	6.0%
Tier 1 capital (to average assets)
Consolidated	$118.3	8.1%	$58.7	4.0%	$73.4	5.0%
Bank	$90.2	6.2%	$58.6	4.0%	$73.3	5.0%

Note 19 — Fair Value of Financial Instruments

The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

Cash Equivalents and Short-term Investments — For those short-term instruments, the carrying amount is a reasonable estimate of fair value.

Securities — For securities, fair values are based on quoted market prices or dealer quotes.

Loans — The fair value of loans is estimated by discounting future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities.

Derivatives — The fair value of S&P 500 options and interest rate swaps reflects the amount the Company would receive or pay to terminate the agreements at the reporting date based on dealer quotes.

Deposit Liabilities — The fair value of demand deposits, savings accounts, and certain money market deposits is the amount payable on demand at the reporting date. The fair value of fixed-maturity certificates of deposit is estimated by discounting future cash flows using the rates currently offered for deposits of similar remaining maturities.

Short-term Borrowings and Other Borrowings — The fair value of borrowings is estimated by discounting future cash flows using the rates currently offered for other-borrowings with similar remaining maturities.

Off Balance-sheet Credit Related Items — The fair value of commitments to extended credit and standby letters of credit is not material.

Below are the estimated fair values of the Company’s financial instruments at December 31, 2002 and 2001, respectively:

	2002 Carrying Value	Estimated Fair Value	2001 Carrying Value	Estimated Fair Value
Financial assets:
Cash equivalents	$70,082	$70,082	$26,978	$26,978
Short-term investments	10,085	10,085	906	906
Securities held to maturity	5,257	5,529	9,421	9,693
Securities available for sale	446,301	446,301	293,805	293,805
Federal Home Loan Bank stock	33,362	33,362	22,950	22,950
Loans, net of allowance for loan losses	1,905,170	1,968,821	1,028,882	1,050,428
S&P 500 options	117	117	609	609
Financial liabilities:
Demand and savings deposits	884,046	884,046	421,804	421,804
Time deposits	1,047,569	1,087,592	677,033	686,560
Short-term borrowings	58,714	58,714	—	—
Other borrowings	331,911	362,239	220,565	227,059
Company obligated mandatorily redeemable trust preferred securities	20,000	21,000	20,000	20,374
Interest rate swaps	4,238	4,238	2,122	2,122

Note 20 — Parent Company

Condensed financial information of Unizan Financial Corp. (parent company only) follows:

CONDENSED BALANCE SHEETS

December 31, 2002 and 2001

	2002	2001
	(in thousands of dollars)
Assets
Cash and cash equivalents	$5,668	$23,482
Marketable equity securities	1,674	—
Investment in subsidiaries, at equity in underlying value of net assets:
Investment in Bank	263,854	108,061
Investment in non-bank subsidiaries	29,471	997
Subordinated debt	30,000	10,000
Loan to Subsidiary	13,000	—
Other assets	3,534	2,285

Total assets	$347,201	$144,825

Liabilities and shareholders’ equity
Other borrowings	$40,619	$27,619
Other liabilities	2,292	700

Total liabilities	42,911	28,319
Shareholders’ equity	304,290	116,506

Total liabilities and shareholders’ equity	$347,201	$144,825

CONDENSED STATEMENTS OF INCOME

For the three years ended December 31, 2002

	2002	2001	2000
	(in thousands of dollars)
Income
Cash dividends from subsidiary	$36,264	$28,060	$6,061
Interest on deposits in subsidiary bank	29	63	84
Dividends on marketable equity securities	33	—	—
Interest on securities and mortgage-backed securities	1	—	—
Income on subordinated debt	2,887	988	988
Securities losses	(33)	—	—
Miscellaneous income	91	—	—

Total income	39,272	29,111	7,133

Expenses
Other expenses	4,726	4,015	4,112

Total expenses	4,726	4,015	4,112

Income before federal income taxes and equity in undistributed net income of subsidiaries	34,546	25,096	3,021
Federal income tax benefit	708	1,028	1,078

Income before equity in undistributed net income of subsidiaries	35,254	26,124	4,099
Equity in undistributed net income of subsidiaries	(10,141)	(10,073)	9,832

Net income	$25,113	$16,051	$13,931

CONDENSED STATEMENTS OF CASH FLOWS

For the three years ended December 31, 2002

	2002	2001	2000
Cash flows from operating activities:
Net income	$25,113	$16,051	$13,931
Equity in undistributed net income of subsidiaries	10,281	10,073	(9,832)
Net securities losses	32	—	—
Amortization and depreciation	75	476	669
(Increase) decrease in other assets	(1,324)	883	(244)
(Increase) decrease in other liabilities	(1,592)	28	(5,482)

Net cash from operating activities	32,585	27,511	(958)

Cash flows from investing activities:
Proceeds from sale of securities available for sale	38	—	—
Purchase of securities available for sale	(252)	—	—
Net cash received in merger	14,649	—	—
Increase in subordinated debt and loan to subsidiary	(33,000)	—	—
Additional investment in subsidiaries	(25,691)	—	(23,195)
Acquisition of Milton Federal Financial Corp.	—	—	4,661

Net cash from investing activities	(44,256)	—	(18,534)

Cash flows from financing activities:
Cash dividends	(11,446)	(5,129)	(4,652)
Proceeds from shares issued	1,184	250	14,530
Treasury stock purchased	(5,112)	(1,373)	(3,716)
Treasury stock sales	3,996	154	389
Net change in stock held in deferred compensation plan	(765)	—	—
Increase (decrease) in other borrowings	6,000	(1,000)	1,750

Net cash from financing activities	(6,143)	(7,098)	8,301

Net change in cash and cash equivalents	(17,814)	20,413	(11,191)
Cash and cash equivalents at beginning of year	23,482	3,069	14,260

Cash and cash equivalents at end of year	$5,668	$23,482	$3,069

Note 21 — Other Comprehensive Income

Other comprehensive income components and related taxes for the years ended December 31, were as follows:

	2002	2001	2000
Unrealized holding gains (losses) on available for sale securities	$3,925	$1,767	$10,320
Reclassification adjustment for gains on securities included in net income	(186)	(317)	(240)

Net	3,739	1,450	10,080
Unrealized losses on cashflow hedges arising during period	(4,120)	(2,594)	—
Reclassification adjustment for losses on cashflow hedges included in net income	2,033	1,224	—

Net	(2,087)	(1,370)	—
Transition adjustment—Unrealized losses on interest rate swaps designated as hedges	—	(989)	—

Total	1,652	(909)	10,080
Tax (expenses)/benefit	(578)	319	(3,528)

Other comprehensive income (loss)	$1,074	$(590)	$6,552

Note 22 — Segment Reporting

The Company manages and operates two major lines of businesses: community banking and investment and funds management. Community banking includes lending and related services to businesses and consumers, mortgage banking, and deposit gathering. Investment and funds management includes trust services, financial planning services and retail sales of investment products. These business lines are identified by the entities through which the product or service is delivered.

The reported line of business results reflect the underlying core operating performance within the business units. Parent and Other includes activities that are not directly attributed to the identified lines of business and is comprised of the parent company and its special purpose trust subsidiary. Substantially all of the Company’s assets are part of the community banking line of business. Selected segment information is included in the following table:

	Community Banking	Investment and Funds Management	Parent and Other	Total
2002:
Net interest income	$83,371	$12	$(2,173)	$81,210
Provision for loan losses	7,893	—	—	7,893

Net interest income after provision for loan losses	75,478	12	(2,173)	73,317
Non-interest income	18,249	7,395	(24)	25,620
Non-interest expense	53,430	4,965	2,298	60,693

Income (loss) before income taxes and change in accounting principles	40,297	2,442	(4,495)	38,244
Income tax expense (benefit)	12,473	839	(1,573)	11,739

Income before change in accounting principles	27,824	1,603	(2,922)	26,505
Accounting method change — Adoption of FAS 142	—	(1,392)	—	(1,392)

Net income (loss)	$27,824	$211	$(2,922)	$25,113

2001:
Net interest income	$48,675	$10	$(2,447)	$46,238
Provision for loan losses	2,250	—	—	2,250

Net interest income after provision for loan losses	46,425	10	(2,447)	43,988
Non-interest income	10,523	3,499	—	14,022
Non-interest expense	29,701	3,097	1,502	34,300

Income (loss) before income taxes	27,247	412	(3,949)	23,710
Income tax expense (benefit)	8,856	185	(1,382)	7,659

Net income (loss)	$18,391	$227	$(2,567)	$16,051

2000:
Net interest income	$43,152	$10	$(2,383)	$40,779
Provision for loan losses	1,800	—	—	1,800

Net interest income after provision for loan losses	41,352	10	(2,383)	38,979
Non-interest income	9,033	4,088	—	13,121
Non-interest expense	27,164	2,761	1,692	31,617

Income (loss) before income taxes	23,221	1,337	(4,075)	20,483
Income tax expense (benefit)	7,474	504	(1,426)	6,552

Net income (loss)	$15,747	$833	$(2,649)	$13,931

Note 23 — Quarterly Financial Data (Unaudited)

The following is a consolidated summary of quarterly information:

	Quarters Ended
	March 31	June 30	September 30	December 31
	In thousands (except for per share data)
2002
Interest income	$28,950	$39,555	$39,419	$38,796
Net interest income	14,303	22,752	22,406	21,749
Provision for loan losses*	5,587	622	930	754
Net income before cumulative effect of change in accounting principles	140	9,007	8,996	8,362
Accounting method change — Adoption of FAS 142	(1,392)	—	—	—
Net income	(1,252)	9,007	8,996	8,362
Earnings per common share before the cumulative effect of change in accounting principles
Basic	0.01	0.41	0.41	0.38
Diluted	0.01	0.40	0.40	0.37
Earnings per common share after the cumulative effect of change in accounting principles
Basic	(0.09)	0.41	0.41	0.38
Diluted	(0.08)	0.40	0.40	0.37
2001
Interest income	$30,285	$29,674	$27,971	$26,440
Net interest income	11,046	11,445	11,598	12,149
Provision for loan losses	465	495	510	780
Net income	3,848	3,962	4,050	4,191
Earnings per common share:
Basic	0.33	0.34	0.35	0.36
Diluted	0.33	0.34	0.35	0.36
2000
Interest income	$24,055	$25,919	$30,794	$30,957
Net interest income	9,611	9,593	10,824	10,751
Provision for loan losses	450	450	450	450
Net income	3,074	3,147	3,842	3,868
Earnings per common share:
Basic	0.29	0.30	0.33	0.33
Diluted	0.29	0.30	0.33	0.33
*	The increase in the provision for loan losses in the first quarter of 2002 was primarily due to the Company’s review of general economic conditions and uncertainties, a continual analysis of the Company’s loan portfolio, increased charge-offs and due to the increase in the size of the loan portfolio due to the merger. The increase in provision for loan losses for the year ended also increased as a result of the Company adopting the allowance for loan loss methodology of UNB Corp. It is common for merged companies to adopt one set of policies and as a result the calculation called for a higher provision amount during 2002.

REPORT OF INDEPENDENT AUDITORS

Board of Directors and Shareholders

Unizan Financial Corp.

Canton, Ohio

We have audited the accompanying consolidated balance sheet of Unizan Financial Corp. as of December 31, 2002, and the related consolidated statements of income, changes in shareholders’ equity and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of Unizan Financial Corp. (formerly BancFirst Ohio Corp.) as of December 31, 2001 and 2000, were audited by other auditors whose report dated January 22, 2002, expressed an unqualified opinion on those statements based on their audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Unizan Financial Corp. as of December 31, 2002, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

As discussed in note 3, during 2002 the Company adopted new accounting guidance for goodwill and intangible assets.

Crowe, Chizek and Company LLP

Cleveland, Ohio

January 24, 2003

REPORT OF MANAGEMENT

The management of Unizan Financial Corp. is responsible for preparing financial statements and for establishing and maintaining effective internal controls over financial reporting presented in conformity with accounting principles generally accepted in the United States of America and with the Federal Financial Institutions Examination Council instructions for Consolidated Reports of Condition and Income (call report instructions). The internal control system contains monitoring mechanisms, and actions are taken to correct deficiencies and safeguard assets.

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

Management assessed the Company’s internal controls over financial reporting presented in conformity with both generally accepted accounting principles and call report instructions as of December 31, 2002. This assessment was based on criteria for effective internal control over financial reporting described in Statement on Auditing Standards No. 78 “Internal Control in a Financial Statement Audit” issued by the Auditing Standards Board of the American Institute of Certified Public Accountants. Based on this assessment, management believes that as of December 31, 2002, Unizan Financial Corp. maintained effective internal controls over financial reporting presented in conformity with accounting principles generally accepted in the United States of America, and with call report instructions.

Management is also responsible for compliance with the federal and state laws and regulations concerning dividend restrictions and federal laws and regulations concerning loans to insiders designated by the FDIC as safety and soundness laws and regulations. Management has assessed its compliance with the designated laws and regulations relating to safety and soundness and, based on this assessment, believes that the Company has complied, in all significant respects, with the designated laws and regulations relating to safety and soundness for the year ended December 31, 2002.

/s/ Roger L. Mann	/s/ James J. Pennetti
Roger L. Mann President and Chief Executive Officer, Unizan Financial Corp.	James J. Pennetti Executive Vice President, Chief Financial Officer, Unizan Financial Corp.

PART III

Item 10 — Directors and Executive Officers of the Registrant

*

Item 11 — Executive Compensation

*

Item 12 — Security Ownership of Certain Beneficial Owners and Management

*

Item 13 — Certain Relationships and Related Transactions

*

*	Reference is made to the information under the captions “Election of Directors,” “Executive Officers,” Executive Compensation,” “Security Ownership of Certain Beneficial Owners and Management,” and “Certain Relationships and Related Transactions” in the Company’s Proxy Statement for the Annual Meeting of Shareholders to be held April 29, 2003, which is incorporated by this reference into this annual report.

Item 14 — Controls and Procedures Disclosure

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

PART IV

Item 15 — Exhibits, Financial Statement Schedules and Reports on Form 8-K

a.    Financial Statement Schedules

1.    Financial Statements

Unizan Financial Corp. and Subsidiaries:

Report of Independent Accountants

Consolidated Balance Sheets as of December 31, 2002 and 2001

Consolidated Statements of Income for the Years Ended December 31, 2002, 2001 and 2000

Consolidated Statements of Changes in Shareholders’ Equity of the Years ended December 31, 2002, 2001 and 2000

Consolidated Statements of Cash Flows for the Years ended December 31, 2002, 2001 and 2000

Notes to Consolidated Financial Statements

2.    Financial Statement Schedules

Financial statement schedules are omitted as they are not required or are inapplicable.

3.    Exhibits

Management Contracts or Arrangements

Exhibit 3(a) — Articles of Incorporation, as amended is incorporated by reference to Appendix A to UNB Corp.’s Form S-4 dated October 15, 2001.

Exhibit 3(b) — Code of Regulations, is incorporated by reference to Exhibit (4)B to UNB Corp.’s registration statement on Form S-3 (No. 33-27471).

Exhibit 10.2 — Indenture of the Company relating to the Junior Subordinated Debentures is incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-4, Registration Statement (No. 333-30570).

Exhibit 10.3 — Amended and Restated Trust Agreement of BFOH Capital Trust I is incorporated by reference to the Company’s Registration Statement of Form S-4, Registration Statement (No. 333-30570).

Exhibit 10.e  — UNB Corp. 1997 Stock Option Plan, filed on February 28, 1998, is incorporated herein by reference to Form Definitive 14-A, dated April 15, 1997, Appendix A.

Exhibit 10.y — Split Dollar Agreement for Salary Continuation Agreement Roger L. Mann, James J. Pennetti and Scott E. Dodds, dated May 1, 2001, is incorporated herein by reference to Form 10-Q for quarter ended September 30, 2001, Exhibit 10.y.

Exhibit 10.z — Key Man Split Dollar Agreement for Roger L. Mann, dated July 18, 2001, is incorporated herein by reference to Form 10-Q for quarter ended September 30, 2001, Exhibit 10.z.

Exhibit 10.aa — Group Term Carve Out Plan, dated May 1, 2001, is incorporated herein by reference to Form 10-Q for quarter ended September 30, 2001, Exhibit 10.aa.

Exhibit 10.ab — Unizan Financial Corp. Severance Agreement for Roger L. Mann entered into as of August 1, 2002, is incorporated herein by reference to Form 10-Q for quarter ended September 30, 2002, Exhibit 10.ab.

Exhibit 10.ac — Unizan Bank, National Association Amended Salary Continuation Agreement for Roger L. Mann entered into as of August 1, 2002, is incorporated herein by reference to Form 10-Q for quarter ended September 30, 2002, Exhibit 10.ac.

Exhibit 10.ad — Unizan Financial Corp. Severance Agreement for James J. Pennetti entered into as of August 1, 2002, is incorporated herein by reference to Form 10-Q for quarter ended September 30, 2002, Exhibit 10.ad.

Exhibit 10.ae — Unizan Bank, National Association Amended Salary Continuation Agreement for James J. Pennetti entered into as of August 1, 2002, is incorporated herein by reference to Form 10-Q for quarter ended September 30, 2002, Exhibit 10.ae.

Exhibit 10.af — Unizan Financial Corp. Severance Agreement for Scott E. Dodds entered into as of August 1, 2002, is incorporated herein by reference to Form 10-Q for quarter ended September 30, 2002, Exhibit 10.af.

Exhibit 10.ag — Unizan Bank, National Association Amended Salary Continuation Agreement for Scott E. Dodds entered into as of August 1, 2002, is incorporated herein by reference to Form 10-Q for quarter ended September 30, 2002, Exhibit 10.ag.

Exhibit 10.ah — Unizan Financial Corp. Severance Agreement for James H. Nicholson entered into as of August 1, 2002, is incorporated herein by reference to Form 10-Q for quarter ended September 30, 2002, Exhibit 10.ah.

Exhibit 10.ai — Unizan Financial Corp. Severance Agreement for Edward N. Cohn entered into as of August 1, 2002, is incorporated herein by reference to Form 10-Q for quarter ended September 30, 2002, Exhibit 10.ai.

Exhibit 10.aj — Unizan Financial Corp. Severance Agreement for Robert J. Blackburn entered into as of August 1, 2002, is incorporated herein by reference to Form 10-Q for quarter ended September 30, 2002, Exhibit 10.aj.

Exhibit 10.ak — Unizan Financial Corp. Severance Agreement for James B. Baemel entered into as of August 1, 2002, is incorporated herein by reference to Form 10-Q for quarter ended September 30, 2002, Exhibit 10.ak.

Exhibit 10.al — Unizan Financial Corp. Severance Agreement for Gary L. McGlaughlin entered into as of August 1, 2002, is incorporated herein by reference to Form 10-Q for quarter ended September 30, 2002, Exhibit 10.al.

Exhibit 10.am — Unizan Financial Corp. Severance Agreement for Thomas J. Selock entered into as of August 1, 2002, is incorporated herein by reference to Form 10-Q for quarter ended September 30, 2002, Exhibit 10.am.

Exhibit 11 — Computation of earnings per share.

Exhibit 21 — Subsidiaries of Unizan Financial Corp.

Exhibit 23.1 — Consent of Independent Accountants

Exhibit 23.2 — Consent of Independent Accountants

Exhibit 99.1 — President and Chief Executive Officer Certification of Financial Results.

Exhibit 99.2 — Executive Vice President and Chief Financial Officer Certification of Financial Results.

b.    Reports on Form 8-K

Report of Form 8-K dated January 13, 2002 announcing that it expects fourth quarter and full-year 2002 results to be affected by an impairment charge for its mortgage servicing rights and continued pressure on the net interest margin.

c.    Financial Statements

See subparagraph (a)(1) above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Unizan Financial Corp /s/ Gary N. Fields Gary N. Fields Chairman of the Board March 14, 2003

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Gary N. Fields Gary N. Fields	/s/ James M. Matesich James M. Matesich
Chairman of the Board	Director
March 14, 2003	March 14, 2003

/s/ Roger L. Mann Roger L. Mann	/s/ James L. Nichols James L. Nichols
President and Chief Executive Officer	Director
March 14, 2003	March 14, 2003

/s/ James J. Pennetti James J. Pennetti	William F. Randles
Executive Vice President and Chief Financial Officer	Director
March 14, 2003	March 14, 2003

Louis V. Bockius III	/s/ E. Scott Robertson E. Scott Robertson
Director	Director
March 14, 2003	March 14, 2003

/s/ Philip E. Burke Philip E. Burke	/s/ Karl C. Saunders Karl C. Saunders, MD, MBA, FACS
Director	Director
March 14, 2003	March 14, 2003

/s/ E. Lang D'Atri E. Lang D’Atri	/s/ Marc L. Schneider Marc L. Schneider
Director	Director
March 14, 2003	March 14, 2003

/s/ Roger L. DeVille Roger L. DeVille	/s/ George M. Smart George M. Smart
Director	Director
March 14, 2003	March 14, 2003

/s/ Frank J. Dosch Frank J. Dosch, CLU, ChFC	/s/ William T. Stewart William T. Stewart, PhD, PE
Director	Director
March 14, 2003	March 14, 2003

Susan S. Henderson	/s/ John W. Straker, Jr. John W. Straker, Jr.
Director	Director
March 14, 2003	March 14, 2003

/s/ Edgar W. Jones, Jr. Edgar W. Jones, Jr.	Warren W. Tyler
Director	Director
March 14, 2003	March 14, 2003

Russell W. Maier
Director
March 14, 2003

I, Roger L. Mann, certify that:

1.	I have reviewed this annual report on Form 10-K of Unizan Financial Corp.

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report.

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared:

(b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

(c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

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

6.	The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	March 14, 2003	/s/ Roger L. Mann

Roger L. Mann President and Chief Executive Officer

I, James J. Pennetti, certify that:

1.	I have reviewed this annual report on Form 10-K of Unizan Financial Corp.

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report.

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared:

(b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

(c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

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

6.	The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	March 14, 2003	/s/ James J. Pennetti

James J. Pennetti Executive Vice President and Chief Financial Officer