Form 10-Q
period 2003-03-31
UNIZAN FINANCIAL CORP
filed 2003-05-13
CIK 746481

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

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

Yes ☒ No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
Yes ☒ No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

Class Common Stock, $1.00 Stated Value	Outstanding as of April 30, 2003 21,615,792

INDEX
UNIZAN FINANCIAL CORP.

SIGNATURES	18

CERTIFICATIONS	19-20

Unizan Financial Corp.
CONSOLIDATED BALANCE SHEETS

(In thousands except per share data)	March 31, 2003	December 31, 2002

ASSETS	$77,895	$70,082
Cash and cash equivalents	3,800	9,250
Federal Funds Sold	189	835
Interest bearing deposits with banks
Securities held-to-maturity, (Fair value: $4,862 and $5,529, respectively)	4,636	5,257
Securities available-for-sale, at fair value	516,949	446,301
Federal Home Loan Bank stock, at cost	33,691	33,362
Loans originated and held for sale	17,660	24,067
Loans:
Commercial, financial and agricultural	265,945	246,116
Aircraft	130,122	131,601
Commercial real estate	638,494	627,386
Residential real estate	480,510	473,180
Consumer	442,563	428,091

Total loans	1,957,634	1,906,374
Less allowance for loan losses	(25,281)	(25,271)

Net loans	1,932,353	1,881,103
Premises and equipment, net	27,025	26,937
Goodwill	91,971	92,055
Other intangible assets	21,190	22,048
Accrued interest receivable and other assets	77,373	80,605

Total Assets	$2,804,732	$2,691,902

LIABILITIES
Deposits:
Noninterest bearing deposits	$192,318	$196,194
Interest bearing deposits	1,825,635	1,735,421

Total deposits	2,017,953	1,931,615
Short-term borrowings	82,889	58,714
Other borrowings	352,842	331,911
Company obligated mandatorily redeemable trust preferred	20,000	20,000
Accrued taxes, expenses and other liabilities	33,300	45,372

Total Liabilities	2,506,984	2,387,612

SHAREHOLDERS’ EQUITY
Common stock ($1.00 stated value, 100,000,000 shares authorized and 22,123,069 shares issued)	22,123	22,123
Paid-in capital	221,288	222,458
Retained earnings	67,608	63,487
Stock held by deferred compensation plan, 89,418 and 87,234 shares at cost	(1,394)	(1,362)
Treasury stock, 508,949 and 52,693 shares at cost	(10,479)	(1,118)
Accumulated other comprehensive income	(1,398)	(1,298)

Total Shareholders’ Equity	297,748	304,290

Total Liabilities and Shareholders’ Equity	$2,804,732	$2,691,902

See Notes to the Consolidated Financial Statements

Unizan Financial Corp.
CONSOLIDATED STATEMENTS OF INCOME

(In thousands except per share data)	Three Months Ended March 31,

	2003	2002

Interest income:
Interest and fees on loans:
Taxable	$31,355	$23,646
Tax exempt	42	25
Interest and dividends on securities
Taxable	5,516	4,902
Tax exempt	418	354
Interest on bank deposits and federal funds sold	9	23

Total interest income	37,340	28,950

Interest expense:
Interest on deposits	11,051	10,161
Interest on company obligated mandatorily redeemable trust preferred	505	505
Interest on borrowings	4,493	3,966

Total interest expense	16,049	14,632

Net interest income	21,291	14,318
Provision for loan losses	1,269	5,587

Net interest income after provision for loan losses	20,022	8,731
Other income:
Trust and financial planning income	1,712	1,248
Customer service fees	1,553	872
Gains on sale of loans	2,130	784
Other operating income	1,557	1,221

Total other income	6,952	4,125

Other expenses:
Salaries, wages, pension and benefits	8,932	6,893
Occupancy expense	911	592
Furniture and equipment expense	558	334
Taxes other than income taxes	517	1,243
Other intangible amortization expense	858	110
Other operating expense	4,934	3,977

Total other expenses	16,710	13,149

Income before income taxes and cumulative effect of change in accounting principles	10,264	(293)
Provision for income taxes	3,228	(433)

Income before cumulative effect of change in accounting principles	7,036	140
Accounting method change - Adoption of FAS 142	—	(1,392)

Net income/(loss)	$7,036	$(1,252)

Basic earnings/(loss) per share:
Before cumulative effect of change in accounting	$0.32	$0.01
Cumulative effect of change in accounting	—	(0.10)
After cumulative effect of change in accounting	$0.32	$(0.09)

Diluted earnings/(loss) per share:
Before cumulative effect of change in accounting	$0.32	$0.01
Cumulative effect of change in accounting	—	(0.09)
After cumulative effect of change in accounting	$0.32	$(0.08)

Dividends per share	$0.14	$0.13

Weighted average shares outstanding:
Basic	21,831,377	14,374,756
Diluted	22,290,839	15,319,710

See Notes to the Consolidated Financial Statements

Unizan Financial Corp.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)	Three Months Ended March 31,

	2003	2002

Net Income/(loss)	$7,036	$(1,252)
Comprehensive income, net of tax:
Unrealized gains on derivatives	101	—
Unrealized losses on securities	(201)	(3,536)

Comprehensive income/(loss)	$6,936	$(4,788)

See the Notes to the Consolidated Financial Statements

Unizan Financial Corp.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three months ended March 31,

(In thousands)	2003	2002

Cash flows from operating activities:
Net income/(loss)	$7,036	$(1,252)
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	(867)	855
Provision for loan losses	1,269	5,587
Government guaranteed loans sold originated for resale	(6,951)	(5,534)
Proceeds from sale ofgovernment guaranteed loans	7,711	6,032
Gains from sale of government guaranteed loans	(760)	(498)
Residential real estate loans originated for resale	(43,884)	(22,597)
Proceeds from sale of residential real estate loan originations	50,805	27,934
Gains from sale of residential real estate loans originated for sale	(514)	(784)
Gains from sale of residential real estate loans from portfolio	(856)	—
Changes in:
Interest receivable	(357)	(2,944)
Interest payable	287	(109)
Other assets and liabilities, net	(7,779)	(6,709)
FHLB stock dividend	(329)	—

Net cash from operating activities	4,811	(19)

Cash flows from investing activities:
Net change in interest bearing deposits with banks	646	(957)
Net derease in funds sold	5,450	—
Proceeds from maturities of securities held to maturity	607	5,026
Proceeds from maturities of securities available for sale	59,111	26,092
Purchases of securities available for sale	(127,664)	(23,845)
Net (increase)/decrease in loans made to customers	(76,600)	17,805
Proceeds from sale of loans	24,372	—
Net cash received in merger	—	46,492
Purchases of premises and equipment, net	(948)	(1,103)

Net cash from investing activities	(115,026)	69,510

Cash flows from financing activities:
Net change in deposits	86,338	(45,535)
Cash dividends paid, net of shares issued through dividend reinvestment	(2,917)	(2,892)
Treasury stock sales	3,320	394
Treasury stock purchases	(13,849)	(433)
Net change in stock held in deferred compensation plan	(32)	—
Net change in short-term borrowings	24,175	(3,511)
Net change in Federal Home Loan Bank overnight borrowings	(10,100)	24,000
Proceeds from other borrowings	50,885	—
Repayment of other borrowings	(19,792)	(7,587)

Net cash from financing activities	118,028	(35,564)

Net change in cash and cash equivalents	7,813	33,927
Cash and cash equivalents at beginning of year	70,082	26,978

Cash and cash equivalents at end of period	$77,895	$60,905

Supplemental cash flow disclosures:
Income taxes paid	$—	$2,400
Interest paid	$15,811	$14,701
Merger with UNB Corp. through issuance of common stock	—	174,581

See the Notes to the Consolidated Financial Statements

UNIZAN FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2003 (Unaudited)
(In thousands, except per share data)

The consolidated financial statements for interim periods are unaudited; however, in the opinion of management of Unizan Financial Corp. (“Company”), the accompanying consolidated financial statements contain all material adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position and results of operations and cash flows for the periods presented. The unaudited financial statements are presented in accordance with the requirements of Form 10-Q and do not include all disclosures normally required by accounting principles generally accepted in the United States of America. Reference should be made to the Company’s consolidated financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2002 for additional disclosures, including a summary of the Company’s accounting policies. The results of operations for the three month period ended March 31, 2003 are not necessarily indicative of the results to be expected for the full year.

1)

BASIS OF PRESENTATION:

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany transactions and accounts have been eliminated in consolidation. Unless otherwise indicated, dollars are in thousands except per share data.

2)

COMPUTATION OF EARNINGS PER SHARE

The computation of earnings per share is as follows. In connection with the merger that was completed on March 7, 2002, UNB Corp. issued 1.325 shares of common stock in exchange for each share of BancFirst Ohio Corp. common stock. All share and per share amounts have been adjusted to give effect of the exchange.

	Three Months Ended March 31,

	2003	2002

Actual weighted average common Shares outstanding	21,831	14,375
Dilutive common stock equivalents:
Stock options	460	909
Bonus shares - Company match	—	36

Weighted average common shares Outstanding adjusted for dilutive common Stock equivalents	22,291	15,320

Net income/(loss)	$7,036	$(1,252)

Basic earnings/(loss) per share	$0.32	$(0.09)

Diluted earnings/(loss) per share	$0.32	$(0.08)

3)

STOCK INCENTIVE PLAN:

Employee compensation expense under stock options is reported using the intrinsic value method. No compensation cost related to stock options is reflected in net income, as all options granted had an exercise price equal to or greater than the market price of the underlying common stock at date of grant. Any tax benefit realized by the Company from the exercise of non-qualified stock options is added to paid-in-capital. The following table illustrates the effect on net income and earnings per share if expense was measured using the fair value method of SFAS No. 123, Accounting for Stock-Based Compensation:

	2003	2002

Net income/(loss), as reported	$7,036	$(1,252)
Deduct: Stock based compensation expense determined under fair value based method	64	932
Pro forma net income	$6,972	$(2,184)
Earnings/(loss) per share, as reported:
Basic	$0.32	$(0.09)
Diluted	$0.32	$(0.08)
Pro forma earnings/(loss) per share:
Basic	$0.32	$(0.15)
Diluted	$0.31	$(0.14)

4)

SEGMENT REPORTING:

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

2003:	Community Banking	Investment and Funds Management	Parent and Other	Total

Net interest income	$21,823	$6	$(538)	$21,291
Provision for loan losses	1,269	—	—	1,269

Net interest income after provision for loan losses	20,554	6	(538)	20,022
Non-interest income	5,240	1,712	—	6,952
Non-interest expense	14,950	1,365	395	16,710

Income (loss) before income taxes	10,844	353	(933)	10,264
Income tax expense (benefit)	3,405	150	(327)	3,228

Net income (loss)	$7,439	$203	$(606)	$7,036

2002:	Community Banking	Investment and Funds Management	Parent and Other	Total

Net interest income	$14,875	$4	$(561)	$14,318
Provision for loan losses	5,587	—	—	5,587

Net interest income after provision for loan losses	9,288	4	(561)	8,731
Non-interest income	2,877	1,248	—	4,125
Non-interest expense	11,412	966	771	13,149

Income (loss) before income taxes and change in accounting principles	753	286	(1,332)	(293)
Income tax expense (benefit)	(66)	99	(466)	(433)

Income before change in accounting principles	819	187	(866)	140
Accounting method change – Adoption of FAS 142	—	(1,392)	—	(1,392)

Net income (loss)	$819	$(1,205)	$(866)	$(1,252)

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

Overview

Unizan Financial Corp. was formed as a result of the merger between BancFirst Ohio Corp. and UNB Corp. that was completed on March 7, 2002. This merger was accounted for under the purchase method of accounting for business combinations, with BancFirst Ohio Corp. purchasing UNB Corp. Accordingly, the financial results include Unizan’s results since March 7, 2002, and BancFirst Ohio Corp.’s results prior to the merger.

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

Unizan Financial Corp.
Average Balance Sheet and Related Yields

	Three Months Ended March 31,

	2003			2002

(dollars in thousands)	Average Balance	Income/ Expense	Rate (1)	Average Balance	Income/ Expense	Rate (1)

Interest earning assets:
Interest bearing deposits and federal funds sold	$3,099	$9	1.18%	$8,203	$23	1.14%
Securities	512,745	6,159	4.87	358,701	5,369	6.07
Total loans	1,954,108	31,414	6.52	1,260,201	23,684	7.62

Total interest earning assets (2)	2,469,952	37,582	6.17	1,627,105	29,076	7.25

Nonearning assets:
Cash and due from banks	58,476			36,886
Other nonearning assets	213,572			122,658
Allowance for loan losses	(25,280)			(14,146)

Total assets	$2,716,720			$1,772,503

Interest bearing liabilities:
Demand deposits	$269,511	553	0.83%	$189,411	815	1.75%
Savings deposits	425,462	1,032	0.98	254,048	1,038	1.66
Time deposits	1,044,394	9,466	3.68	743,407	8,308	4.53
Company obligated mandatorily redeemable trust preferred	20,000	505	10.24	20,000	505	10.24
Other borrowings	435,117	4,493	4.19	274,302	3,966	5.86

Total interest bearing liabilities	2,194,484	16,049	2.97	1,481,168	14,632	4.01

Noninterest bearing liabilities:
Demand deposits	182,218			102,717
Other liabilities	37,830			22,064
Shareholders’ equity	302,188			166,554

Total liabilities asnd equity	$2,716,720			$1,772,503

Net interest income and interest rate spread (2)		$21,533	3.20%		$14,444	3.24%

Net interest margin (3)			3.54%			3.60%

(1)

Calculated on an annualized basis.

(2)

Interest income is computed on a fully tax equivalent (FTE) basis, using a tax rate of 35%.

(3)

The net interest margin represents net interest income as a percentage of average interest earning assets.

Comparison of Operating Results For The Three Months Ended March 31, 2003 and 2002

Net Income. Net income for the first quarter of 2003 was $7,036, or $0.32 per diluted share. This compares with a net loss of $(1,252), or $(0.08) per diluted share for the first quarter of 2002. The first quarter of 2002 results were impacted by the merger between BancFirst Ohio Corp. and UNB Corp. Since the transaction was accounted for as a purchase of UNB Corp. by BancFirst, the 2002 operating results include the operations of BancFirst for the entire year and only include the operating results of UNB from March 8, 2002 through March 31, 2002. During the first quarter of 2003, net interest income increased by 48.7% and non-interest income increased by 68.5%, as compared to the same period in 2002. The net interest margin decreased to 3.54% for the first quarter of 2003, compared to 3.60% for the same period in 2002. The decrease in the net interest margin was primarily from the yields on interest earning assets declining faster than the cost of interest bearing liabilities. The cost of interest bearing liabilities continued to be impacted by the deposit campaign of 2002 that brought in long-term Certificates of Deposits as part of a balance sheet strategy to mitigate its exposure to possible increases in rates. Management believes it was prudent to extend liabilities at a time of record low rates, even through rates have not increased as quickly as originally anticipated. The Company’s return on average assets and return on average equity were 1.05% and 9.44%, respectively, in the first quarter of 2003, compared to (0.29)% and (3.05)%, respectively, for the first quarter of 2002.

Interest Income. Total interest income increased 29.0% to $37,340 for the three months ended March 31, 2003, compared to $28,950 for the first quarter of 2002. The increase was primarily related to the increase in average interest-earning assets added from the merger with UNB Corp. During the first quarter of 2003, the yield on interest-earning assets declined by 108 basis points from the same period in 2002. The Company’s yield on average loans was 6.52% for the three months ended March 31, 2003 and 7.62% for the comparable year ago period. Yields on the securities portfolio decreased from 6.07% during the first quarter of 2002 to 4.87% during the first quarter of 2003. The decrease in the yields on loans and securities resulted primarily from lower market rates throughout 2002 and 2003.

Interest Expense. Total interest expense increased 9.7% to $16,049 for the three months ended March 31, 2003, compared to $14,632 for the three months ended March 31, 2002. The increase was primarily related to the increase in average interest-bearing liabilities added from the merger with UNB Corp. The Company’s cost of interest bearing liabilities decreased to 2.97% in the three months ended March 31, 2003 compared to 4.01% in the same period of 2002. The decrease in cost of funds was primarily from lower market rates affecting the rates paid on all deposit products and the cost of borrowings. The Company will have limited opportunities to decrease rates on deposits since they are at historical lows.

Provision for Loan Losses. The provision for loan losses was $1,269 for the three months ended March 31, 2003, compared to $5,587 in the first quarter of 2002. The provision expense in 2002 was impacted by the Company’s review of general economic conditions and uncertainties, increased charge-offs, the increased size of the loan portfolio due to the merger and due to the Company adopting the allowance for loan loss methodology of UNB Corp. The provision for loan losses was considered sufficient by management for maintaining an adequate allowance for loan losses.

Non-Interest Income. Total non-interest income increased $2,827 for the three months ended March 31, 2003, compared to the same period a year ago.

Trust and financial planning income increased by $464, or 37.2%, to $1,712 in the first quarter of 2003 from $1,248 in the first quarter of 2002. The increase in trust fees was primarily related to the fee income added from the merger with UNB Corp. Trust income and financial planning fees continued to be impacted by the stock markets’ decline as asset valuations decreased.

Customer service fees, representing service charges on deposits and fees for other banking services, increased by $681, or 78.1%, to $1,553 in the first quarter of 2003 from $872 in the first quarter of 2002. The increase was attributed to the merger with UNB Corp.

Gains on sales of loans totaled $2,130 for the three months ended March 31, 2003 compared to $784 for the three months ended March 31, 2002. During the first quarter of 2003, the Company sold $6,951 of the guaranteed portion of its SBA and other government guaranteed loan originations in the secondary market compared to $5,534 during the first quarter of 2002, realizing gains of $760 in 2003 and $498 in 2002. Also, in the first quarter of 2003, the Company sold $43,884 of residential loans originated for sale, realizing a gain of $514, and $23,516 of loans from the residential loan portfolio, realizing a gain of $856. In the first quarter of 2002, the Company sold $22,597 of residential loans originated for sale realizing a gain of $286. Residential loan sale activity has been impacted by an increase in origination volumes in the continued favorable interest rate environment. Loans were sold from the residential loan portfolio as part of a strategy to reduce the interest rate risk profile of the portfolio. The trend of refinancing is expected to continue throughout the second quarter of 2003. Fees associated with the mortgage related business are expected to remain strong throughout 2003 and return to normal levels as refinancing activity declines.

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

Other income increased by $336, or 27.5%, to $1,557 for the first quarter of 2003 from $1,221 in the first quarter of 2002. Within other operating income, income from bank owned life insurance increased by $141, merchant fee income increased by $310 and interchange income increased by $129. These increases were attributed to the merger with UNB Corp. This increase was partially offset by an impairment charge of $390 on the mortgage servicing asset as the decline in interest rates and the corresponding acceleration in mortgage pre-payment speeds continued. Future impairment could be realized if pre-payment speeds increase beyond the assumption rates. If rates begin to rise and pre-payment activity slows, the value of the servicing rights should be positively impacted.

Non-Interest Expense. Total non-interest expense increased $3,561 to $16,710 in the three months ended March 31, 2003, compared to $13,149 in the three months ended March 31, 2002.

Salaries and employee benefits increased to $8,932 and represented approximately 56.3% of total operating expenses (non-interest expense less amortization of intangibles) for the three months ended March 31, 2003 compared to $6,893, or 52.9% of total operating expenses in the first quarter of 2002. The increase was mainly attributed to the merger with UNB Corp. Also contributing to the increase were annual merit increases, increased healthcare costs and increased costs related to the new defined contribution plan. At the time of the merger, all existing employee benefit plans were reviewed in order to consolidate and bring consistency to the plans. UNB Corp. had a defined benefit plan which it was in the process of terminating when the merger occurred. During the first quarter of 2003, the company received final approval from the Internal Revenue Service to complete the termination of the plan and to distribute the participants’ benefits. This will occur in the second quarter of 2003 and will result in Unizan having to recognize approximately $1,200 of expense to fully fund the liability associated with the distribution to the participants.

Net occupancy expense increased to $911 in the first quarter of 2003 from $592 in the first quarter of 2002 primarily due to additional expenses attributed to facilities acquired from the merger with UNB Corp.

Furniture, fixtures and equipment expense increased to $558 in the first quarter of 2003 from $334 in the first quarter of 2002 primarily due to depreciation expense attributed to fixed assets added by the merger with UNB Corp.

Taxes, other than income taxes, for the quarter ended March 31, 2003 were $517 compared with $1,243 in the first quarter 2002. The first quarter of 2002 was impacted by the recognition of the full year of Ohio Franchise tax expense for First National Bank of Zanesville to correspond with the ending of the First National Bank’s charter.

Amortization of other intangible assets increased by $748 in the first quarter of 2003 compared to the year ago period. The increase was mainly attributed to the core deposit amortization related to the merger with UNB Corp.

Other non-interest expenses increased $957, to $4,934 during the first quarter of 2003 compared to $3,977 in the first quarter of 2002. In the first quarter of 2003, an impairment charge of $84 was recognized on goodwill associated with a prior acquisition. The remaining increase was attributed to the merger with UNB Corp.

Provision for Income Taxes. The Company’s provision for Federal income taxes was $3,228, or 31.4% of pretax income, for the three months ended March 31, 2003 compared to a Federal income tax benefit of $433 for the same period in 2002. The effective tax rate differed from the federal statutory rate principally as a result of tax-exempt income from obligations of states and political subdivisions, loans and earnings on bank owned life insurance.

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

Failure to receive principal and interest payments when due on any loan results in efforts to restore such loan to current status. Loans are classified as non-accrual when, in the opinion of management, full collection of principal and accrued interest is in doubt. Continued unsuccessful collection efforts generally lead to initiation of foreclosure or other legal proceedings. Property acquired by the Company as a result of foreclosure or by deed in lieu of foreclosure is classified as “other assets owned” until such time as it is sold or otherwise disposed of. The Company owned $2,135 of such property at March 31, 2003 compared to $2,296 at December 31, 2002.

Non-performing loans totaled $17,231, or 0.88% of total loans, at March 31, 2003, compared to $15,254, or 0.80% of total loans, at December 31, 2002. Non-performing assets totaled $19,366, or 0.99% of loans and other assets owned at March 31, 2003, compared to $17,550, or 0.92%, at December 31, 2002. Non-accrual loans were mainly comprised of $6,937 of residential mortgage loans, $213 of commercial loans, $2,316 of commercial real estate loans and $4,723 of SBA and other government guaranteed loans, of which $3,077 is guaranteed by the government. The increase resulted primarily from delinquency trends in general. Management of the Company is not aware of any material amounts of loans outstanding, not disclosed in the tables below, for which there is significant uncertainty as to the ability of the borrower to comply with present payment terms. The following is an analysis of the composition of non-performing assets and restructured loans:

	March 31, 2003	December 31, 2002

Non-accrual	$14,456	$10,040
Accruing loans 90 days or more past due	2,775	5,214

Total non-performing loans	17,231	15,254
Other assets owned and other non-performing assets	2,135	2,296

Total non-performing assets	$19,366	$17,550

Restructured loans	$2,662	$2,694

Non-performing loans to total loans	0.88%	0.80%
Non-performing assets to total assets	0.69%	0.65%
Non-performing assets to total loans plus other assets owned	0.99%	0.92%

Restructured loans consist of one loan that was restructured in May 1999 and has been performing in accordance with its restructured terms since such time. The restructured loan is not included in non-performing assets.

As of March 31, 2003, impaired loans were $5,239 compared with $7,352 at December 31, 2002. Impaired loans and non-performing loans have been considered in management’s analysis of the adequacy of the allowance for loan losses.

Allowance for Loan Losses. The Company records a provision necessary to maintain the allowance for loan losses at a level sufficient to provide for probable incurred credit losses. The provision is charged against earnings when it is established. An allowance for loan losses is established based on management’s best judgment, which involves an ongoing review of prevailing national and local economic conditions, changes in the size and composition of the portfolio and review of individual problem credits. Growth of the loan portfolio, loss experience, economic conditions, delinquency levels, credit mix, and an evaluation of selected credits are factors that affect judgments concerning the adequacy of the allowance. Actual losses on loans are charged against the allowance.

The allowance for loan losses totaled $25,281 at March 31, 2003, representing 1.29% of total loans, compared to $25,271 at December 31, 2002, or 1.33% of total loans. Net charge-offs for the three months ended March 31, 2003 were $1,259, compared to net charge-offs of $1,631 for the same period in 2002.

Charge-offs have been made in accordance with the Company’s standard policy and have occurred primarily in the commercial, commercial real estate and consumer loan portfolios.

The allowance for loan losses as a percentage of non-performing loans (“coverage ratio”) was 146.7% at March 31, 2003, compared to 165.7% at December 31, 2002. Although used as a general indicator, the coverage ratio is not a primary factor in the determination of the adequacy of the allowance by management, particularly given the extent to which the Company’s non-performing loans consist of single-family residential mortgage loans and due to the $3,077 of loans that are guaranteed by the government.

Comparison of March 31, 2003 and December 31, 2002 Financial Condition

Total assets were $2.80 billion at March 31, 2003, an increase of $112,830 from December 31, 2002. Total securities increased by $70,027 to $521,585 from December 31, 2002. The Company’s general investment strategy is to manage the portfolio to include rate sensitive assets, matched against interest sensitive liabilities to reduce interest rate risk. In recognition of this strategy, as well as to provide a secondary source of liquidity to accommodate loan demand and possible deposit withdrawals, the Company has chosen to classify the majority of its securities as available-for-sale. At March 31, 2003, 99.1% of the total securities portfolio was classified as available-for-sale, while those securities that the Company intends to hold to maturity represented the remaining 0.9%. This compares to 98.8% and 1.2% classified as available-for-sale and held-to-maturity, respectively, at December 31, 2002.

Within the securities portfolio, there is a $2,000 trust preferred security issued by North Country Financial Corporation. On April 11, 2003, North Country Financial Corporation disclosed that a Cease and Desist Order had been entered pertaining to North Country Financial Corporation’s principal subsidiary, North Country Bank and Trust. The order was entered by the Federal Deposit Insurance Corporation and the Michigan Office of Financial and Insurance Services, with the consent of North Country Bank and Trust, and became effective April 5, 2003. North Country has suspended quarterly interest payments to security holders as allowed by the terms of the agreement. Unizan is currently evaluating the situation and will determine if any adjustment will need to be made to the value of the security in the second quarter of 2003.

Total loans increased by $51,260 to $1.96 billion at March 31, 2003 from December 31, 2002. Within the loan portfolio, commercial loans increased by $19,829, or 8.1%, commercial real estate loans increased by $11,108, or 1.8%, residential real estate loans increased by $7,330, or 1.5% and home equity loans increased by $5,411, or 2.8%, from December 31, 2002. Within the residential real estate loan portfolio, $23,516 of loans were sold from portfolio. The loans were sold as part of a strategy to reduce the interest rate risk profile of the portfolio.

Total deposits increased to $2.02 billion at March 31, 2003 from $1.93 billion at December 31, 2002. The Bank instituted an aggressive campaign to grow core deposits, specifically Money Market Savings and interest bearing checking accounts. These campaigns have brought in approximately $72 million in new deposits during the first quarter of 2003 and are part of management’s overall strategy to raise lower cost core deposits as a funding source. Total interest-bearing deposits accounted for 90.5% of total deposits at March 31, 2003, compared to 89.8% at December 31, 2002.

Short-term borrowings, which include sweep repurchase agreements, increased $24,175 to $82,889 at March 31, 2003, compared to $58,714 at December 31, 2002. Sweep repurchase agreement balances fluctuate based on client demand. Other borrowings increased $20,931 to $352,842 at March 31, 2003, compared to $331,911 at December 31, 2002. Other borrowings increased due to temporary funding needs for asset growth in advance of a core deposit promotion. The borrowings are anticipated to be replaced in the second quarter of 2003 with core deposits.

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

The Company’s principal source of funds to satisfy short-term liquidity needs comes from cash, due from banks, federal funds sold and borrowing capabilities through the FHLB, Federal Reserve Bank primary credit as well as other sources. Changes in the balance of cash and due from banks are due to changes in volumes of federal funds sold, and the float and reserves related to deposit accounts, which may fluctuate significantly on a day-to-day basis. As of March 31, 2003, cash, due from banks and federal funds sold totaled $81,884 compared with $80,167 at December 31, 2002. The securities portfolio serves as an additional source of liquidity for the Company. Securities with a market value of $516,949 were classified as available-for-sale as of March 31, 2003, representing 99.1% of the total securities portfolio. Classification of securities as available-for-sale provides for flexibility in managing net interest margin, interest rate risk, and liquidity. Securities with a market value of $443,263 at March 31, 2003 were pledged to secure public funds and other obligations.

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

Shareholders’ equity at March 31, 2003 was $297,748, compared to shareholders’ equity at December 31, 2002 of $304,290, a decrease of $6,542. The overall decline in shareholders’ equity was due to the repurchase of treasury stock through the Company’s buy-back program. During the quarter ended March 31, 2003, treasury stock increased by $9,361 due to the repurchase of 456,256 shares. During the first quarter of 2002, the Company’s Board of Directors approved a stock repurchase program authorizing management to repurchase up to 550,000 common shares.

Under the risk-based capital guidelines, a minimum capital to risk-weighted assets ratio of 8.0% is required, of which, at least 4.0% must consist of Tier 1 capital (equity capital net of goodwill). Additionally, a minimum leverage ratio (Tier 1 capital to total assets) of 3.0% must be maintained. At March 31, 2003, the Company had a total risk-based capital ratio of 10.62%, of which 9.45% consisted of Tier 1 capital. The leverage ratio for the Company at March 31, 2003, was 7.81%.

Cash dividends declared and paid to shareholders of the Company totaled $2,917, or $0.135 per share, during the first three months of 2003. This compares to dividends of $2,892, or $0.13 per share, for the same period in 2002.

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

One of the most significant assumptions is the assignment of deposit balances without a stated maturity date to specific time frames. Since these deposits are subject to withdrawal on demand, and have rates that can be changed at any time, they could be considered immediately repriceable and assigned to the shortest maturity, resulting in a significant level of liability sensitivity. However, actual practice indicates that balances are withdrawn and replaced over a much longer time frame, and rates are modified less frequently and in smaller increments than changes which occur in financial market rates. The Company uses an average decay rate to approximate deposit behavior over the simulation time horizon. As more data is developed over time, a statistical analysis of historical deposit behavior will replace the estimated decay rates.

The model then applies a predetermined immediate parallel increase or decrease in the level of interest rates to forecast the impact on both net interest income and capital one year forward. While this methodology provides a comprehensive appraisal of interest rate risk, it is not necessarily indicative of actual or expected financial performance. Changes in interest rates that affect the entire yield curve equally at a single point in time are not typical, and the Company makes assumptions regarding the magnitude of changes that are applied to various deposit products. The residential mortgage prepayment assumptions are based on industry medians and could differ from the Company’s actual results due to non-financial prepayment incentives and other local factors. The behavior of depositors is based on an analysis of historical changes in balances and might not fully reflect current attitudes toward other investment alternatives. Moreover, the model does not include any interim changes in strategy the Company might instate in response to shifts in interest rates.

At March 31, 2003, assuming an immediate, parallel 200 basis point shift in market yields, the Company’s net interest income for the next twelve months was calculated to decrease if rates fall or if rates rise. Since interest rates on deposit products are very low, the Company would not realize any significant future benefit from lower rates, but could see a continuing decrease in earning asset rates. The net present value of equity is defined as the difference between the present value of the Company’s assets and liabilities. In general, the present value of fixed rate financial instruments declines as market rates increase and increases as rates fall. Using the yield scenario defined above, the net present value of equity was forecasted to decline in a rising rate environment and to rise in a falling rate scenario.

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

The Company has four interest rate swaps on which it pays a fixed rate and receives a variable rate. One swap with a current notional principal amount of $8,073 was executed as a hedge against fixed rate mortgages which are held in the Company’s portfolio. The net cash flow and market value of the swap move inversely with those of the fixed rate loans in the portfolio, which reduces the Company’s exposure to changing interest rates. If rates rise, the Company receives net cash flow from the swap which compensates for the opportunity loss of holding an asset with a below market yield. Alternatively, the increase in the market value of the swap would balance the loss on the mortgage loans if the loans were sold. If rates fall, the net cash flows given up are offset by the increased value of assets with an above market yield. The gain that would be realized on the sale of the loans would counteract the loss on the termination of the interest rate swap. The swap is recorded at a fair value of ($80), with changes recognized in current income. There are two swaps with a total notional principal of $30,000 which were executed to convert variable rate borrowings to a fixed rate, to reduce the risk of increased interest expense in a rising rate environment. They are recorded at a fair value of ($3,959) with changes recognized in other comprehensive income. The Company also has a notional balance of $3,000 options on the S & P 500 which offsets the equivalent risk of certificate of deposit liabilities that have a return contractually linked to the index. The effective portion of the options and the embedded derivative are carried at a fair value of ($591), with changes recognized in other comprehensive income. For the year to date, the Company has recognized $2 in current expense for the ineffective portion of the swap. The Company initiated a program to provide long-term fixed rate loans to commercial borrowers without incurring interest rate risk by executing simultaneous interest rate swaps. At March 31, 2003, the notional value of swaps in this program totaled $509 at a fair value of ($15).

ITEM 4:
CONTROLS AND PROCEDURES

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 2. Changes in Securities and Use of Proceeds

None

Item 3. Defaults upon Senior Securities

Not Applicable

Item 4. Submission of Matters to a Vote of Security Holders

Unizan Financial Corp. held its Annual Meeting of Shareholders on April 29, 2003, for the purpose of electing six directors; to amend the 1997 Stock Option Plan for the purpose of increasing by 1,800,000 the number of shares authorized for issuance under the plan; and to transact such other business as would properly come before the meeting. Shareholders elected the Class I Board of Directors, consisting of Louis V. Bockius III, Frank J. Dosch, Edgar W. Jones, Jr., James L. Nichols, Marc L. Schneider, and William T. Stewart to serve a term ending in 2006. The terms of the Class II Board of Directors, consisting of William F. Randles, Karl C. Saunders, John W. Straker, Jr., James M. Matesich, E. Lang D’Atri, Russell W. Maier, and E. Scott Robertson, continue to serve a term ending in 2004. The term of the Class III Board of Directors, consisting of Gary N. Fields, Philip E. Burke, Warren W. Tyler, Susan S. Henderson, Roger L. Mann, George M. Smart, and Roger L. DeVille, continue to serve a term ending in 2005.

Shareholders also approved an amendment to the 1997 Stock Option Plan increasing the number of shares authorized under the Plan by 1,800,000. Shareholder approval to increase the number of shares authorized for issuance was proposed since the shares available for the grant of options under the plan have been depleted over the years. This proposal was to ensure that an ample reserve of shares exists for the remaining five years in which options may be granted under the 1997 Stock Option Plan. Also, as a result of the merger, there is a larger number of officers, directors and employees eligible to receive options under the Plan than UNB Corp. had prior to the merger with BancFirst Ohio Corp.

Results of shareholder voting on these issues were as follows:

Election of Directors

	William T. Stewart	James L. Nichols	Frank J. Dosch	Louis V. Bockius III	Marc L. Schneider	Edgar W. Jones, Jr.

For	17,785,745	17,790,591	17,757,995	17,782,166	17,476,639	17,466,841
Against	799,351	794,505	827,101	802,930	1,108,457	1,118,255
Shares not voted by broker	847,348	847,348	847,348	847,348	847,348	847,348

Proposed increase to shares authorized for issuance under the 1997 Stock Option Plan

For	11,934,701
Against	3,426,214
Abstain	486,325
Shares not voted by broker	3,585,202

Item 5. Other Information

As required by Section 306(a) of the Sarbanes-Oxley Act of 2002, the directors and executive officers of Unizan Financial Corp. were prohibited from purchasing, selling, acquiring or transferring certain equity shares of the issuer for a pension plan blackout period involving the BancFirst Ohio 401(k) Salary Deferral Plan. The blackout period began on February 5, 2003 and ended on March 21, 2003.

Item 6. Exhibits and Reports on Form 8-K

(a)  Exhibits Required by Item 601 of Regulation S-K

Exhibit 3(a) – Articles of Incorporation, as amended incorporated by reference to Appendix A to UNB Corp.’s Form S-4 dated October 15, 2001.

Exhibit 3(b) – Code of Regulations, incorporated by reference to Exhibit (4)B to UNB Corp.’s registration statement on Form S-3 (No. 33-27471).

Exhibit 10.2 – Indenture of the Company relating to the Junior Subordinated Debentures incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-4, Registration Statement (No. 333-30570).

Exhibit 10.3 – Amended and Restated Trust Agreement of BFOH Capital Trust I incorporated by reference to the Company’s Registration Statement of Form S-4, Registration Statement (No. 333-30570).

Exhibit 10.e - UNB Corp. 1997 Stock Option Plan, filed on February 28, 1998, is incorporated herein by reference to Form Definitive 14-A, dated April 15, 1997, Appendix A.

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

Exhibit 10.ab – Unizan Financial Corp. Severance Agreement for Roger L. Mann entered into as of August 1, 2002, is incorporated herein by reference to Form 10-Q for quarter ended September 30, 2001, Exhibit 10.ab.

Exhibit 10.ac – Unizan Bank, National Association Amended Salary Continuation Agreement for Roger L. Mann entered into as of August 1, 2002, is incorporated herein by reference to Form 10-Q for quarter ended September 30, 2001, Exhibit 10.ac.

Exhibit 10.ad – Unizan Financial Corp. Severance Agreement for James J. Pennetti entered into as of August 1, 2002, is incorporated herein by reference to Form 10-Q for quarter ended September 30, 2001, Exhibit 10.ad.

Exhibit 10.ae – Unizan Bank, National Association Amended Salary Continuation Agreement for James J. Pennetti entered into as of August 1, 2002, is incorporated herein by reference to Form 10-Q for quarter ended September 30, 2001, Exhibit 10.ae.

Exhibit 10.af – Unizan Financial Corp. Severance Agreement for Scott E. Dodds entered into as of August 1, 2002, is incorporated herein by reference to Form 10-Q for quarter ended September 30, 2001, Exhibit 10.af.

Exhibit 10.ag – Unizan Bank, National Association Amended Salary Continuation Agreement for Scott E. Dodds entered into as of August 1, 2002, is incorporated herein by reference to Form 10-Q for quarter ended September 30, 2001, Exhibit 10.ag.

Exhibit 10.ah – Unizan Financial Corp. Severance Agreement for James H. Nicholson entered into as of August 1, 2002, is incorporated herein by reference to Form 10-Q for quarter ended September 30, 2001, Exhibit 10.ah.

Exhibit 10.ai – Unizan Financial Corp. Severance Agreement for Edward N. Cohn entered into as of August 1, 2002, is incorporated herein by reference to Form 10-Q for quarter ended September 30, 2001, Exhibit 10.ai.

Exhibit 10.aj – Unizan Financial Corp. Severance Agreement for Robert J. Blackburn entered into as of August 1, 2002, is incorporated herein by reference to Form 10-Q for quarter ended September 30, 2001, Exhibit 10.aj.

Exhibit 10.ak – Unizan Financial Corp. Severance Agreement for James B. Baemel entered into as of August 1, 2002, is incorporated herein by reference to Form 10-Q for quarter ended September 30, 2001, Exhibit 10.ak.

Exhibit 10.al – Unizan Financial Corp. Severance Agreement for Gary L. McGlaughlin entered into as of August 1, 2002, is incorporated herein by reference to Form 10-Q for quarter ended September 30, 2001, Exhibit 10.al.

Exhibit 10.am – Unizan Financial Corp. Severance Agreement for Thomas J. Selock entered into as of August 1, 2002, is incorporated herein by reference to Form 10-Q for quarter ended September 30, 2001, Exhibit 10.am.

Exhibit 99.1 – Certification of Financial Results
Exhibit 99.2 – Certification of Financial Results

(b)  Reports on Form 8-K

Report on Form 8-K dated January 13, 2003 regarding fourth quarter and full-year 2002 results.

Report on Form 8-K dated January 27, 2003 announced financial results for the fourth quarter and full-year 2002.

Report on Form 8-K dated February 21, 2003 announced the first quarter 2003 dividend.

Report on Form 8-K dated April 7, 2003 announced that the Company’s earnings for the first quarter and full-year 2003 will be impacted by continued net interest margin compression, a non-cash write-down of the carrying value of its mortgage servicing rights asset, and an impairment charge related to goodwill. Also, Unizan will book a one-time expense related to the termination of the Company’s defined benefit plan in the second quarter of 2003.

Report on Form 8-K dated April 10, 2003 announced that first quarter 2003 financial results will be released on Monday, April 21, 2003.

Report on Form 8-K dated April 21, 2003 announced its first quarter 2003 financial results.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Unizan Financial Corp. (Registrant)
Date	May 13, 2003	/s/ ROGER L. MANN

Roger L. Mann President and Chief Executive Officer

Date	May 13, 2003	/s/ JAMES J. PENNETTI

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

Date:	May 13, 2003	/s/ ROGER L. MANN

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

Date:	May 13, 2003	/s/ JAMES J. PENNETTI

James J. Pennetti Executive Vice President and Chief Financial Officer