Form 10-Q
period 2003-06-30
UNIZAN FINANCIAL CORP
filed 2003-08-13
CIK 746481

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

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

Yes ☒    No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☒    No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

Class	Outstanding as of July 31, 2003
Common Stock, $1.00 Stated Value	21,628,167

INDEX

UNIZAN FINANCIAL CORP.

PART I. FINANCIAL INFORMATION	PAGE NO.

Item 1. Financial Statements

Consolidated Balance Sheets	1

Consolidated Statements of Income	2

Consolidated Statements of Comprehensive Income	3

Consolidated Statements of Cash Flows	4

Notes to Consolidated Financial Statements	5-8

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	9-18

Item 3. Quantitative and Qualitative Disclosures About Market Risk	19-20

Item 4. Controls and Procedures	20

PART II. OTHER INFORMATION

Other Information	21-23

Item 1. Legal Proceedings
Item 2. Changes in Securities and Use of Proceeds
Item 3. Defaults upon Senior Securities
Item 4. Submission of Matters to a Vote of Security Holders
Item 5. Other Information
Item 6. Exhibits and Reports on Form 8-K
(a) Exhibits on Item 601 of Regulation S-K

Signatures	23

Unizan Financial Corp.

CONSOLIDATED BALANCE SHEETS

(In thousands except per share data)	June 30, 2003	December 31, 2002
ASSETS
Cash and cash equivalents	$75,522	$70,082
Federal funds sold	2,600	9,250
Interest bearing deposits with banks	—	835
Securities held-to-maturity, (Fair value: $4,037 and $5,529, respectively)	3,877	5,257
Securities available-for-sale, at fair value	502,368	446,301
Federal Home Loan Bank stock, at cost	34,026	33,362
Loans originated and held for sale	17,364	24,067
Loans:
Commercial, financial and agricultural	277,642	246,116
Aircraft	135,255	131,601
Commercial real estate	625,003	627,386
Residential real estate	439,862	473,180
Consumer	450,950	428,091

Total loans	1,928,712	1,906,374
Less allowance for loan losses	(24,917)	(25,271)

Net loans	1,903,795	1,881,103
Premises and equipment, net	26,747	26,937
Goodwill	91,971	92,055
Other intangible assets	20,344	22,048
Accrued interest receivable and other assets	75,575	80,605

Total Assets	$2,754,189	$2,691,902

LIABILITIES
Deposits:
Noninterest bearing deposits	$205,674	$196,194
Interest bearing deposits	1,859,576	1,735,421

Total deposits	2,065,250	1,931,615
Short-term borrowings	67,544	58,714
Other borrowings	276,102	331,911
Company obligated mandatorily redeemable trust preferred	20,000	20,000
Accrued taxes, expenses and other liabilities	26,098	45,372

Total Liabilities	2,454,994	2,387,612
SHAREHOLDERS’ EQUITY
Common stock ($1.00 stated value, 100,000,000 shares authorized and 22,123,069 shares issued)	22,123	22,123
Paid-in capital	221,509	222,458
Retained earnings	71,471	63,487
Stock held by deferred compensation plan, 113,126 and 87,234 shares at cost	(1,857)	(1,362)
Treasury stock, 495,714 and 52,693 shares at cost	(10,052)	(1,118)
Accumulated other comprehensive income/(loss)	(3,999)	(1,298)

Total Shareholders’ Equity	299,195	304,290

Total Liabilities and Shareholders’ Equity	$2,754,189	$2,691,902

See Notes to the Consolidated Financial Statements

Unizan Financial Corp.

CONSOLIDATED STATEMENTS OF INCOME

(In thousands except per share data)	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Interest income:
Interest and fees on loans:
Taxable	$29,865	$33,271	$61,220	$56,917
Tax exempt	41	55	83	80
Interest and dividends on securities
Taxable	5,895	5,812	11,411	10,714
Tax exempt	499	393	917	747
Interest on bank deposits and federal funds sold	145	24	154	47

Total interest income	36,445	39,555	73,785	68,505

Interest expense:
Interest on deposits	11,621	11,228	22,672	21,389
Interest on company obligated mandatorily redeemable trust preferred	504	504	1,009	1,009
Interest on borrowings	4,303	5,055	8,796	9,021

Total interest expense	16,428	16,787	32,477	31,419

Net interest income	20,017	22,768	41,308	37,086
Provision for loan losses	1,046	622	2,315	6,209

Net interest income after provision for loan losses	18,971	22,146	38,993	30,877
Other income:
Trust and financial planning income	2,101	2,402	3,813	3,650
Customer service fees	1,708	1,564	3,261	2,436
Gains on sale of loans	2,206	1,058	4,336	1,842
Security gains/(losses), net	454	—	454	—
Other operating income	1,215	2,300	2,772	3,521

Total other income	7,684	7,324	14,636	11,449

Other expenses:
Salaries, wages, pension and benefits	9,482	8,245	18,414	15,138
Occupancy expense	849	913	1,760	1,505
Furniture, equipment and data processing expense	1,519	1,482	2,947	2,319
Taxes other than income taxes	525	280	1,042	1,523
Other intangible amortization expense	846	984	1,704	1,094
Other operating expense	3,579	4,515	7,643	7,989

Total other expenses	16,800	16,419	33,510	29,568

Income before income taxes and cumulative effect of change in accounting principles	9,855	13,051	20,119	12,758
Provision for income taxes	3,074	4,044	6,302	3,611

Income before cumulative effect of change in accounting principles	6,781	9,007	13,817	9,147
Accounting method change—Adoption of FAS 142	—	—	—	(1,392)

Net income	$6,781	$9,007	$13,817	$7,755

Basic earnings per share:
Before cumulative effect of change in accounting	$0.31	$0.41	$0.64	$0.50
Cumulative effect of change in accounting	—	—	—	(0.07)
After cumulative effect of change in accounting	$0.31	$0.41	$0.64	$0.43

Diluted earnings per share:
Before cumulative effect of change in accounting	$0.30	$0.40	$0.62	$0.48
Cumulative effect of change in accounting	—	—	—	(0.07)
After cumulative effect of change in accounting	$0.30	$0.40	$0.62	$0.41

Dividends per share	$0.14	$0.13	$0.27	$0.26

Weighted average shares outstanding:
Basic	21,615,036	22,043,924	21,722,609	18,230,526
Diluted	22,459,500	22,456,973	22,374,572	18,909,528

See Notes to the Consolidated Financial Statements

Unizan Financial Corp.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Income before income taxes and cumulative effect of change in accounting principles	$9,855	$13,051	$20,119	$12,758
Provision for income taxes	3,074	4,044	6,302	3,611

Income before cumulative effect of change in accounting principles	6,781	9,007	13,817	9,147
Accounting method change—Adoption of FAS 142	—	—	—	(1,392)

Net Income	6,781	9,007	13,817	7,755

Comprehensive income:

Unrealized gains on derivatives	(108)	(157)	(7)	(157)
Unrealized losses on securities	(2,788)	5,007	(2,989)	1,471
Less: Reclassified adjustment for accumulated gains/(losses) included in net income	454	—	454	—
Less: Income tax expense	159	—	159	—

Unrealized gains/(losses) on securities	(2,493)	5,007	(2,694)	1,471

Comprehensive income	$4,180	$13,857	$11,116	$9,069

See Notes to the Consolidated Financial Statements

Unizan Financial Corp.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)	Six months ended June 30,
	2003	2002
Cash flows from operating activities:
Net income	$13,817	$7,755
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	(686)	2,466
Provision for loan losses	2,315	6,209
Net securities gains	(454)	—
Government guaranteed loans sold originated for resale	(12,235)	(13,141)
Proceeds from sale of government guaranteed loans	13,786	14,324
Gains from sale of government guaranteed loans	(1,551)	(1,183)
Residential real estate loans originated for resale	(161,991)	(54,622)
Proceeds from sale of residential real estate loan originations	170,623	55,694
Gains from sale of residential real estate loans originated for sale	(1,929)	(659)
Gains from sale of residential real estate loans from portfolio	(856)	—
Changes in:
Interest receivable	1,921	(851)
Interest payable	(588)	(135)
Other assets and liabilities, net	(12,467)	(1,002)
FHLB stock dividend	(664)	(735)

Net cash from operating activities	9,041	14,120

Cash flows from investing activities:
Net change in interest bearing deposits with banks	835	(1,061)
Net decrease in federal funds sold	6,650	—
Proceeds from sales of securities available for sale	48,354	—
Proceeds from maturities of securities held to maturity	1,351	6,461
Proceeds from maturities of securities available for sale	125,896	63,817
Purchases of securities available for sale	(230,288)	(56,890)
Net (increase)/decrease in loans made to customers	(49,809)	17,417
Proceeds from sale of loans	24,372	—
Net cash received in merger	—	46,492
Purchases of premises and equipment	(1,533)	(2,228)

Net cash from investing activities	(74,172)	74,008

Cash flows from financing activities:
Net change in deposits	133,635	(69,791)
Cash dividends paid	(5,835)	(5,803)
Treasury stock sales	4,376	643
Treasury stock purchases	(14,257)	(1,060)
Net change in stock held in deferred compensation plan	(495)	—
Net change in short-term borrowings	8,830	(12,048)
Net change in Federal Home Loan Bank overnight borrowings	(30,750)	28,500
Proceeds from other borrowings	51,385	46,000
Repayment of other borrowings	(76,318)	(22,839)

Net cash from financing activities	70,571	(36,398)

Net change in cash and cash equivalents	5,440	51,730
Cash and cash equivalents at beginning of year	70,082	26,978

Cash and cash equivalents at end of period	$75,522	$78,708

Supplemental cash flow disclosures:
Income taxes paid	$6,260	$5,700
Interest paid	$33,065	$31,573

Merger with UNB Corp. through issuance of common stock	—	174,581

See the Notes to the Consolidated Financial Statements

UNIZAN FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2003 (Unaudited)

(In thousands, except per share data)

The consolidated financial statements for interim periods are unaudited; however, in the opinion of management of Unizan Financial Corp. (“Company”), the accompanying consolidated financial statements contain all material adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position and results of operations and cash flows for the periods presented. The unaudited financial statements are presented in accordance with the requirements of Form 10-Q and do not include all disclosures normally required by accounting principles generally accepted in the United States of America. Reference should be made to the Company’s consolidated financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2002 for additional disclosures, including a summary of the Company’s accounting policies. The results of operations for the three and six month periods ended June 30, 2003 are not necessarily indicative of the results to be expected for the full year.

1)    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Basis of Presentation: Unizan Financial Corp. was formed as a result of the merger between BancFirst Ohio Corp. and UNB Corp. that was completed on March 7, 2002. This merger was accounted for under the purchase method of accounting for business combinations, with BancFirst Ohio Corp. purchasing UNB Corp. Accordingly, the financial results include Unizan’s results since March 7, 2002, and BancFirst Ohio Corp.’s results prior to the merger.

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany transactions and accounts have been eliminated in consolidation. Unless otherwise indicated, dollars are in thousands except per share data.

New Accounting Pronouncements: On April 30, 2003, the Financial Accounting Standards Board (FASB) issued Statement No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” to amend and clarify prior guidance. This guidance clarifies the definition of a derivative, deals with cash flow reporting for derivatives that contain a financing element, clarifies the term required of mirror call or put options in interest rate swaps used in short-cut hedges, and clarifies provisions dealing with “regular way” securities trades and contracts to purchase or sell securities that do not yet exist. The standard is effective prospectively for hedging relationships and contracts entered into or modified after June 30, 2003; however SFAS 149 leaves in place earlier effective dates for matters already settled via the Derivatives Implementation Group process. Management does not expect the effect of adoption of this statement to be material.

In May 2003, the FASB issued Statement No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”. According to FASB 150, the following must be classified as liabilities: shares that are mandatorily redeemable, where there is an unconditional obligation of the issuer to redeem it by transferring assets at a specified date or upon an event certain to incur; financial instruments that represent an obligation to repurchase shares that may require the issuer to settle by transferring assets; and financial instruments that are a conditional obligation that may be settled by issuing a variable number of equity shares, if the value at inception is based on a fixed monetary amount or is indexed to something other than the fair value of the equity shares. This Statement does not apply to convertible bonds, puttable stock, or other outstanding shares that are conditionally redeemable. It is effective for financial instruments that are new or modified after May 31, 2003, and to existing financial instruments in the first interim period beginning after June 15, 2003. Management does not expect the effect of adoption of this statement to be material.

In June 2001, the FASB issued SFAS No. 142, “Goodwill and Other Intangible Assets”, which addresses the accounting for such assets arising from prior and future business combinations. Upon the adoption of this Statement, goodwill arising from business combinations is no longer amortized, but rather is assessed regularly for impairment, with any such impairment recognized as a reduction to earnings in the period identified. Other identified intangible assets, such as core deposit intangible assets, continue to be amortized over their estimated useful lives. The Company adopted this Statement on January 1, 2002 and in the first quarter of 2002 recognized $1,392 in expense for the impairment of goodwill from prior acquisitions.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Net income, as reported	$6,781	$9,007	$13,817	$7,755
Deduct: Stock based compensation expense determined under fair value based method	98	—	162	932

Pro forma net income	$6,683	$9,007	$13,655	$6,823
Earnings per share, as reported:
Basic	$0.31	$0.41	$0.64	$0.43
Diluted	$0.30	$0.40	$0.62	$0.41
Pro forma earnings per share:
Basic	$0.31	$0.41	$0.63	$0.37
Diluted	$0.30	$0.40	$0.61	$0.36

For purposes of providing the pro forma disclosures required under SFAS No. 123, the fair value of the stock options granted in 2003 were estimated at the date of grant using a Black-Scholes option pricing model. There were no options granted in 2002. The weighted average assumptions used in the option pricing model were as follows:

2003
Nonqualified Stock Options – Immediate Vesting
Risk-free interest rate	1.96%
Expected dividend yield	3.07%
Expected option life (years)	3.0
Expected volatility	31.00%

Nonqualified Stock Options – Delayed Vesting
Risk-free interest rate	3.15%
Expected dividend yield	2.60%
Expected option life (years)	6.0
Expected volatility	22.00%

2)    COMPUTATION OF EARNINGS PER SHARE

The computation of earnings per share is as follows. In connection with the merger that was completed on March 7, 2002, UNB Corp. issued 1.325 shares of common stock in exchange for each share of BancFirst Ohio Corp. common stock. All share and per share amounts have been adjusted to give effect of the exchange.

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Actual weighted average common Shares outstanding	21,615	22,044	21,723	18,231
Dilutive common stock equivalents:
Stock options	845	377	652	643
Bonus shares—Company match	—	36	—	36

Weighted average common shares Outstanding adjusted for dilutive common Stock equivalents	22,460	22,457	22,375	18,910

Net income	$6,781	$9,007	$13,817	$7,755

Basic earnings per share	$0.31	$0.41	$0.64	$0.43

Diluted earnings per share	$0.30	$0.40	$0.62	$0.41

3)    SECURITIES

The amortized cost and fair value of securities are as follows:

	June 30, 2003
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities available-for-sale:
U.S. Treasury securities	$1,000	$20	$—	$1,020
Obligations of states and political subdivisions	46,676	2,085	(11)	48,750
Corporate obligations	49,725	965	(2,677)	48,013
Mortgage-backed and related securities	386,372	2,886	(3,055)	386,203
Other securities	20,169	7	(1,794)	18,382

Total securities available-for-sale	$503,942	$5,963	$(7,537)	$502,368

	December 31, 2002
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities available-for-sale:
U.S. Treasury securities	$1,002	$27	$—	$1,029
Securities of other government agencies	983	19	—	1,002
Obligations of states and political subdivisions	33,487	976	(106)	34,357
Corporate obligations	60,833	830	(3,471)	58,192
Mortgage-backed and related securities	327,905	6,412	(900)	333,417
Other securities	19,643	16	(1,355)	18,304

Total securities available-for-sale	$443,853	$8,280	$(5,832)	$446,301

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

The reported line of business results reflect the underlying core operating performance within the business units. Parent and Other includes activities that are not directly attributed to the identified lines of business and is comprised of the parent company and its special purpose trust subsidiary. Substantially all of the Company’s assets are part of the community banking line of business. Selected segment information is included in the following tables:

Three months ended June 30, 2003:	Community Banking	Investment and Funds Management	Parent and Other	Total
Net interest income	$20,543	$9	$(535)	$20,017
Provision for loan losses	1,046	—	—	1,046
Non-interest income	5,581	2,103	—	7,684
Non-interest expense	15,268	1,187	345	16,800
Income tax expense (benefit)	3,066	316	(308)	3,074
Net income (loss)	$6,744	$609	$(572)	$6,781

Three months ended June 30, 2002:	Community Banking	Investment and Funds Management	Parent and Other	Total
Net interest income	$23,307	$1	$(540)	$22,768
Provision for loan losses	622	—	—	622
Non-interest income	4,922	2,402	—	7,324
Non-interest expense	14,496	1,465	458	16,419
Income tax expense (benefit)	4,073	321	(350)	4,044
Net income (loss)	$9,038	$617	$(648)	$9,007

Six months ended June 30, 2003:	Community Banking	Investment and Funds Management	Parent and Other	Total
Net interest income	$42,366	$15	$(1,073)	$41,308
Provision for loan losses	2,315	—	—	2,315
Non-interest income	10,821	3,815	—	14,636
Non-interest expense	30,218	2,552	740	33,510
Income tax expense (benefit)	6,471	466	(635)	6,302
Net income (loss)	$14,183	$812	$(1,178)	$13,817

Six months ended June 30, 2002:	Community Banking	Investment and Funds Management	Parent and Other	Total
Net interest income	$38,182	$5	$(1,101)	$37,086
Provision for loan losses	6,209	—	—	6,209
Non-interest income	7,799	3,650	—	11,449
Non-interest expense	25,908	2,431	1,229	29,568
Income tax expense (benefit)	4,007	420	(816)	3,611
Accounting method change – Adoption of FAS 142	—	(1,392)	—	(1,392)
Net income (loss)	$9,857	$(588)	$(1,514)	$7,755

ITEM 2:

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

UNIZAN FINANCIAL CORP.

For a comprehensive understanding of the Company’s financial condition and performance, this discussion should be considered in conjunction with the Company’s Consolidated Financial Statements, accompanying notes, and other information contained elsewhere herein.

This discussion contains forward-looking statements under the Private Securities Litigation Reform Act of 1995 that involves risks and uncertainties. Although the Company believes that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate, and therefore, there can be no assurance that the forward-looking statements included herein will prove to be accurate. Factors that could cause actual results to differ from the results discussed in the forward-looking statements include, but are not limited to: economic conditions (both generally and more specifically in the markets in which the Company and its subsidiaries operate); competition for the Company’s customers from other providers of financial services; government legislation and regulation (which changes from time to time and over which the Company has no control); changes in interest rates; prepayments of loans and securities; material unforeseen changes in the liquidity, results of operations, or other financial position of the Company’s customers, all of which are difficult to predict and many of which are beyond the control of the Company.

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

Average Balances and Yields

The following table presents, for each of the periods indicated, the total dollar amount of interest income from average interest-earning assets and the resultant yields, as well as the interest expense on average interest-bearing liabilities, expressed both in dollars and percentage rates, and the net interest margin. Net interest margin is calculated by dividing net interest income on a fully tax equivalent basis (FTE) by total interest-earning assets. The net interest margin is influenced by the level and relative mix of interest-earning assets and interest-bearing liabilities. FTE income includes tax-exempt income, restated to a pre-tax equivalent, based on the statutory federal income tax rate. All average balances are daily average balances. Non-accruing loans are included in average loan balances.

Unizan Financial Corp.

Average Balance Sheet and Related Yields

	Three Months Ended June 30,						Six Months Ended June 30,
	2003			2002			2003			2002
(dollars in thousands)	Average Balance	Income/ Expense	Rate (1)	Average Balance	Income/ Expense	Rate (1)	Average Balance	Income/ Expense	Rate (1)	Average Balance	Income/ Expense	Rate (1)
Interest-earning assets

Interest bearing deposits and federal funds sold	$47,068	$145	1.24%	$2,588	$24	3.72%	$25,204	$154	1.23%	$5,380	$47	1.76%
Securities	547,615	6,663	4.88	426,461	6,417	6.04	530,276	12,823	4.88	392,769	11,783	6.05
Total loans (4)	1,958,958	29,925	6.13	1,902,175	33,340	7.03	1,956,546	61,338	6.32	1,582,962	57,027	7.26

Total interest-earning assets (2)	2,553,641	36,733	5.77	2,331,224	39,781	6.84	2,512,026	74,315	5.97	1,981,111	68,857	7.01

Nonearning assets:

Cash and due from banks	60,117			67,779			59,301			52,258
Other nonearning assets	214,109			227,832			214,074			176,771
Allowance for loan losses	(25,140)			(27,069)			(25,210)			(20,643)

Total assets	$2,802,727			$2,599,766			$2,760,191			$2,189,497

Interest bearing liabilities:

Demand deposits	$294,871	$780	1.06%	$254,325	$889	1.40%	$282,244	$1,333	0.95%	$222,047	$1,704	1.55%
Savings deposits	512,861	1,591	1.24	439,237	1,662	1.52	469,402	2,623	1.13	347,154	2,700	1.57
Time deposits	1,075,683	9,250	3.45	950,065	8,677	3.66	1,060,125	18,716	3.56	847,307	16,985	4.04
Company obligated mandatorily redeemable trust preferred	20,000	504	10.11	20,000	504	10.11	20,000	1,009	10.17	20,000	1,009	10.17
Other borrowings	365,709	4,303	4.72	423,717	5,055	4.79	400,533	8,796	4.43	349,422	9,021	5.21

Total interest bearing liabilities	2,269,124	16,428	2.90	2,087,344	16,787	3.23	2,232,304	32,477	2.93	1,785,930	31,419	3.55

Noninterest bearing liabilities:
Demand deposits	193,991			180,587			188,155			141,867
Other liabilities	37,547			40,043			37,694			31,279
Shareholders' equity	302,065			291,792			302,038			230,421

Total liabilities and equity	$2,802,727			$2,599,766			$2,760,191			$2,189,497

Net interest income and interest rate spread (2)		$20,305	2.87%		$22,994	3.62%		$41,838	3.03%		$37,438	3.46%

Net interest margin (3)			3.19%			3.96%			3.36%			3.81%

(1)	Calculated on an annualized basis.

(2)	Interest income is computed on a fully tax equivalent (FTE) basis, using a tax rate of 35%.

(3)	The net interest margin represents net interest income as a percentage of average interest-earning assets.

(4)	Loan fees are included in interest income on loans.

Comparison of Operating Results For The Three Months Ended June 30, 2003 and 2002

Net Income. Net income for the second quarter of 2003 was $6,781, or $0.30 per diluted share. This compares with net income of $9,007, or $0.40 per diluted share for the second quarter of 2002. During the second quarter of 2003, net interest income decreased by 12.1% and non-interest income increased by 4.9%, as compared to the same period in 2002. The net interest margin decreased to 3.19% for the second quarter of 2003, compared to 3.96% for the same period in 2002. The decrease in the net interest margin was primarily from the yields on interest earning assets declining faster than the cost of interest bearing liabilities. The Company’s return on average assets and return on average equity were 0.97% and 9.00%, respectively, in the second quarter of 2003, compared to 1.39% and 12.38%, respectively, for the second quarter of 2002.

Interest Income. Total interest income decreased 7.9% to $36,445 for the three months ended June 30, 2003, compared to $39,555 for the second quarter of 2002. During the second quarter of 2003, the yield on interest-earning assets declined by 107 basis points from the same period in 2002. The Company’s yield on average loans was 6.13% for the three months ended June 30, 2003 and 7.03% for the comparable year ago period. During the second quarter of 2003, the yield on loans was impacted by an $866 write-off of accrued interest and fees receivable on non-performing and charged-off loans. This write-off was primarily related to a system conversion and the treatment of accrued interest and fees on non-performing and charged-off loans on the loan system. The loan system has been reviewed and additional controls and procedures have been put in place to monitor the loan system. Yields on the securities portfolio decreased from 6.04% during the second quarter of 2002 to 4.88% during the second quarter of 2003. The decrease in the yields on loans and securities continued to be impacted by lower market rates throughout 2002 and 2003.

Interest Expense. Total interest expense decreased 2.1% to $16,428 for the three months ended June 30, 2003, compared to $16,787 for the three months ended June 30, 2002. The Company’s cost of interest bearing liabilities decreased to 2.90% in the three months ended June 30, 2003 compared to 3.23% in the same period of 2002. The decrease in cost of funds was primarily from lower market rates affecting the rates paid on all deposit products and the cost of borrowings. However, the cost of interest bearing liabilities continued to be impacted by the deposit campaign of 2002 that brought in long-term Certificates of Deposit as part of a balance sheet strategy to mitigate exposure to possible increases in rates. Based upon the Company’s interest rate risk position, management believed it was prudent to extend liabilities at a time of record low rates. In February through April of 2003, the Bank instituted an aggressive campaign to grow core deposits, specifically Money Market Savings and interest bearing checking accounts that were promoted with a 90-day introductory rate. Based on the current historically low level of rates, the Company will have limited opportunities to further decrease rates on deposits.

Provision for Loan Losses. The provision for loan losses was $1,046 for the three months ended June 30, 2003, compared to $622 in the second quarter of 2002. The provision expense in 2003 was impacted by the Company’s review of general economic conditions and uncertainties and increased charge-offs. The provision for loan losses was considered sufficient by management for maintaining an appropriate allowance for loan losses. Additional information regarding the allowance for loan losses and non-performing assets is included in the section captioned “Asset Quality”.

Management analyzes the adequacy of the allowance for loan losses regularly through reviews of historical loan loss experience, the nature and volume of the portfolio, information about specific borrower situations and estimated collateral values, economic conditions, and other factors. The allowance for loan losses is a material estimate that is particularly susceptible to significant changes in the near term and is established through a provision for loan losses based on management’s evaluation of the risk inherent in the Company’s loan portfolio and the general economy. Loan losses are charged against the allowance when the uncollectibility of a loan balance is confirmed. Management believes that the allowance for loan losses was appropriate at June 30, 2003.

Non-Interest Income. Total non-interest income increased by $360, to $7,684 for the three months ended June 30, 2003, compared to $7,324 in the three months ended June 30, 2002.

Trust and financial planning income decreased by $301, or 12.5%, to $2,101 in the second quarter of 2003 from $2,402 in the second quarter of 2002. The decrease was mainly attributed to a decline of $272 in financial planning fees due to the sale of Chornyak & Associates that was completed in July of 2002. Trust income and financial planning fees continued to be impacted by lower asset values.

Customer service fees, representing service charges on deposits and fees for other banking services, increased by $144, or 9.2%, to $1,708 in the second quarter of 2003 from $1,564 in the second quarter of 2002. The increase was mainly attributed to an increase in service charges paid by commercial customers due to the lower interest rates causing a lower earnings credit applied on deposits. During the third quarter of 2003, a new overdraft service, OverdraftHonor®, will begin being offered to clients. OverdraftHonor is an overdraft management product that provides consistent and fair service and creates a communication process with overdrawn clients, saving the client the embarrassment and additional fees associated with returned checks. Management anticipates the program will increase client satisfaction and retention, in addition to having a positive impact on customer service fee income.

Gains on sales of loans totaled $2,206 for the second quarter of 2003 compared to $1,058 for the same period in 2002. During the second quarter of 2003, the Company sold $5,284 of the guaranteed portion of its SBA and other government guaranteed loan originations in the secondary market compared to $7,607 during the second quarter of 2002, realizing gains of $791 in 2003 and $685 in 2002. Also, in the second quarter of 2003, the Company sold $118,107 of residential loans originated for sale compared to $32,025 during the same period in 2002, realizing gains of $1,415 in 2003 and $373 in 2002. Residential loan sale activity has been impacted by an increase in origination volumes in the favorable interest rate environment. Although rates have recently increased, the trend of refinancing is expected to continue throughout the third quarter of 2003. Fees associated with the mortgage related business are expected to remain strong in the third quarter of 2003 and may decline as refinancing activity slows.

The Company intends to continue to place emphasis on its small business lending activities, including the evaluation of expansion into new markets. The nature of the political climate in Washington, D.C. may periodically subject many existing government programs to much scrutiny and possible cutbacks. Management believes that any possible cutbacks could negatively affect the Company’s activities in the SBA lending programs as well as the planned expansion of such activities.

Security gains of $1,414 and an impairment charge of $960 were recognized for the three months ended June 30, 2003, for net security gains of $454. Security gains of $1,414 were recognized as a part of the Company’s management of the securities portfolio and overall balance sheet risk management strategy. Various security transactions were executed during the quarter with the primary objective of reducing the Company’s exposure to continued high levels of pre-payments in its mortgage backed securities portfolio and to take advantage of the narrowing of spreads in the corporate bond market. In addition to these transactions, an $877 gain was recognized on the sale of a $4,000 trust preferred security that was sold since management believed it had reached its maximum price potential. An impairment charge of $960 was recognized on a $2,000 trust preferred security issued by North Country Financial Corporation of Manistique, Michigan. North Country Financial Corporation’s principal subsidiary, North Country Bank and Trust is operating under a Cease and Desist Order with the Federal Deposit Insurance Corporation and the Michigan Office of Financial and Insurance Services.

Other income decreased by $1,085, or 47.2%, to $1,215 for the second quarter of 2003 from $2,300 in the second quarter of 2002. Within other operating income, income from bank owned life insurance decreased by $338 and a non-cash impairment of $733 was recognized as a reduction to servicing income on the estimated value of the mortgage servicing rights (MSRs) as the decline in interest rates and the corresponding acceleration in mortgage pre-payment speeds continued. The value of the MSR portfolio is analyzed quarterly by considering critical assumptions for prepayment speeds, the targeted investor yield to a buyer of MSRs, and float on escrows. Market interest rates are an external factor that can have a material influence on this valuation process, as interest rates influence prepayment speeds and targeted investor yield. Management believes that the estimated aggregate fair value of the MSRs was fairly stated at June 30, 2003. Future impairment could be realized if pre-payment speeds increase beyond the assumption rates. If rates begin to rise and pre-payment activity slows, the value of the servicing rights should be positively impacted.

Non-Interest Expense. Total non-interest expense increased $381, or 2.3%, to $16,800 in the three months ended June 30, 2003, compared to $16,419 in the three months ended June 30, 2002.

Salaries and employee benefits increased to $9,482 and represented approximately 59.4% of total operating expenses (non-interest expense less amortization of intangibles) for the three months ended June 30, 2003 compared to $8,245, or 53.4% of total operating expenses in the second quarter of 2002. During the second quarter of 2003, the termination of the defined benefit plan was completed and $1,232 of expense was recognized to fully fund the liability associated with the distribution to the participants. Also contributing to the increase in salaries and benefits were annual merit increases, increased healthcare costs and increased costs related to the new defined contribution plan. These increases were partially offset by a $493 increase in loan origination costs that are deferred under FASB 91 related substantially to mortgage loan activity.

Net occupancy expense decreased to $849 in the second quarter of 2003 from $913 in the second quarter of 2002.

Furniture, equipment and data processing expenses increased to $1,519 in the second quarter of 2003 from $1,482 in the second quarter of 2002.

Taxes, other than income taxes, for the quarter ended June 30, 2003 were $525 compared with $280 in the second quarter 2002. Franchise tax expense increased when the franchise tax return was filed after the merger based off of the new capital structure of the Company. This expense is not anticipated to increase significantly in 2004.

Amortization of other intangible assets decreased by $138 in the second quarter of 2003 compared to the year ago period. The amortization of other intangible assets declined primarily due to a reduction in the amount expensed related to the core deposit intangibles acquired from the merger with UNB Corp.

Other non-interest expenses decreased $936, to $3,579 during the second quarter of 2003 compared to $4,515 in the second quarter of 2002. The decrease was primarily due to declines in marketing expenses, legal expenses, and various loan related expense categories.

Provision for Income Taxes. The Company’s provision for Federal income taxes was $3,074, or 31.2% of pretax income, for the three months ended June 30, 2003 compared to $4,044, or 31.0% for pretax income, for the same period in 2002. The effective tax rate differed from the federal statutory rate principally as a result of tax-exempt income from obligations of states and political subdivisions, loans and earnings on bank owned life insurance.

Comparison of Operating Results For The Six Months Ended June 30, 2003 and 2002

Net Income. Net income for the six months ended June 30, 2003, was $13,817, or $0.62 per diluted share. This compares with net income of $7,755, or $0.41 per diluted share for the same period in 2002. Income before the accounting method change for the adoption of FAS 142 for the six months ended June 30, 2002, was $9,147, or $0.48 per diluted share. Year-to-date 2002 results were significantly impacted by the merger between BancFirst Ohio Corp. and UNB Corp. Since the transaction was accounted for as a purchase of UNB Corp. by BancFirst, the 2002 results include the operations of BancFirst for the entire year and only include the operating results of UNB from March 8, 2002 through June 30, 2002. During the first six months of 2003, net interest income increased by 11.4% and non-interest income increased by 27.8%, as compared to the same period in 2002. The net interest margin decreased to 3.36% for the first six months of 2003, compared to 3.81% for the same period in 2002. The decrease in the net interest margin was primarily from the yields on interest earning assets declining faster than the cost of interest bearing liabilities. The Company’s return on average assets and return on average equity were 1.01% and 9.23%, respectively, for the six months ended June 30, 2003, compared to 0.71% and 6.79%, respectively, for the six months ended June 30, 2002.

Interest Income. Total interest income increased 7.7% to $73,785 for the six months ended June 30, 2003, compared to $68,505 for the same period in 2002. The increase was primarily related to the increase in average interest-earning assets added from the merger with UNB Corp. During the first six months of 2003, the yield on interest-earning assets declined by 104 basis points from the same period in 2002. The Company’s yield on average loans was 6.32% for the six months ended June 30, 2003 and 7.26% for the comparable year ago period. Yields on the securities portfolio decreased from 6.05% during the first six months of 2002 to 4.88% during the first six months of 2003. The decrease in the yields on loans and securities resulted primarily from lower market rates throughout 2002 and 2003.

Interest Expense. Total interest expense increased 3.4% to $32,477 for the six months ended June 30, 2003, compared to $31,419 for the six months ended June 30, 2002. The increase was primarily related to the increase in average interest-bearing liabilities added from the merger with UNB Corp. The Company’s cost of interest bearing liabilities decreased to 2.93% in the six months ended June 30, 2003 compared to 3.55% in the same period of 2002. The decrease in cost of funds was primarily from lower market rates affecting the rates paid on all deposit products and the cost of borrowings. However, the cost of interest bearing liabilities continued to be impacted by the deposit campaign of 2002 that brought in long-term Certificates of Deposit as part of a balance sheet strategy to mitigate exposure to possible increases in rates. Based on the Company’s interest rate risk position, management believed it was prudent to extend liabilities at a time of record low rates. In February through April of 2003, the Bank instituted an aggressive campaign to grow core deposits, specifically Money Market Savings and interest bearing checking accounts that were promoted with a 90-day introductory rate. Based on the current historically low level of rates, the Company will have limited opportunities to further decrease rates on deposits.

Provision for Loan Losses. The provision for loan losses was $2,315 for the six months ended June 30, 2003, compared to $6,209 during the same period in 2002. The provision expense in 2002 was impacted by the Company’s review of general economic conditions and uncertainties, increased charge-offs, the increased size of the loan portfolio due to the merger and due to the Company adopting the allowance for loan loss methodology of UNB Corp. The provision for loan losses was considered sufficient by management for maintaining an appropriate allowance for loan losses.

Non-Interest Income. Total non-interest income increased by $3,187, to $14,636 for the six months ended

June 30, 2003, compared to $11,449 in the six months ended June 30, 2002.

Trust and financial planning income increased by $163, or 4.5%, to $3,813 for the six months ended June 30, 2003 from $3,650 for the same period in 2002. The increase was mainly attributed to the merger with UNB Corp. and was partially offset by a decline of $474 in financial planning fees due to the sale of Chornyak & Associates that was completed in July of 2002. Trust income and financial planning fees continued to be impacted by lower asset values.

Customer service fees, representing service charges on deposits and fees for other banking services, increased by $825, or 33.9%, to $3,261 for the six months ended June 30, 2003 from $2,436 for the same period in 2002. The increase was mainly attributed to the merger with UNB Corp.

Gains on sales of loans totaled $4,336 for the six months ended June 30, 2003 compared to $1,842 for the six months ended June 30, 2002. During 2003, the Company sold $12,235 of the guaranteed portion of its SBA and other government guaranteed loan originations in the secondary market compared to $13,141 during the same period in 2002, realizing gains of $1,551 in 2003 and $1,183 in 2002. Also, in 2003, the Company sold $161,991 of residential loans originated for sale, realizing a gain of $1,929, and $23,516 of loans from the residential loan portfolio, realizing a gain of $856. For the six months ended June 30, 2002, the Company sold $54,622 of residential loans originated for sale realizing a gain of $659. Residential loan sale activity has been impacted by an increase in origination volumes in the favorable interest rate environment. Loans were sold from the residential loan portfolio in the first quarter of 2003 as part of a strategy to manage the interest rate risk profile of the portfolio. Although rates have recently increased, the trend of refinancing is expected to continue throughout the third quarter of 2003. Fees associated with the mortgage related business are expected to remain strong throughout the third quarter of 2003 and may decline as refinancing activity slows.

Other income decreased by $749, or 21.3%, to $2,772 for the six months ended June 30, 2003 from $3,521 for the same period in 2002. Within other operating income, income from merchant fee income increased by $383 and interchange income increased by $199. These increases were attributed to the merger with UNB Corp. These increases were offset by a non-cash impairment of $1,123 that was recognized as a reduction to servicing income on the estimated value of the mortgage servicing rights (MSRs) as the decline in interest rates and the corresponding acceleration in mortgage pre-payment speeds continued. Future impairment could be realized if pre-payment speeds increase beyond the assumption rates. If rates begin to rise and pre-payment activity slows, the value of the servicing rights should be positively impacted.

Non-Interest Expense. Total non-interest expense increased by $3,942 to $33,510 for the six months ended June 30, 2003, compared to $29,568 for the same period in 2002.

Salaries and employee benefits increased by $3,276, or 21.6%, to $18,414 and represented approximately 57.9% of total operating expenses (non-interest expense less amortization of intangibles) for the six months ended June 30, 2003 compared to $15,138, or 53.2% of total operating expenses for the same period in 2002. The increase was mainly attributed to the merger with UNB Corp. and due to $1,232 of expense that was recognized in the second quarter of 2003 for the termination of the defined benefit plan to fully fund the liability associated with the distribution to the participants. Also contributing to the increase in salaries and benefits were annual merit increases, increased healthcare costs and increased costs related to the new defined contribution plan. These increases were partially offset by a $657 increase in loan origination costs that are deferred under FASB 91 related substantially to mortgage loan activity.

Net occupancy expense increased to $1,760 for the six months ended June 30, 2003 from $1,505 for the same period in 2002 primarily due to additional expenses attributed to facilities acquired from the merger with UNB Corp.

Furniture, equipment and data processing expenses increased to $2,947 for the six months ended June 30, 2003 from $2,319 for the same period in 2002 primarily due to depreciation expense attributed to fixed assets added by the merger with UNB Corp.

Taxes, other than income taxes, for the six months ended June 30, 2003 decreased by $481, or 31.6%, to $1,042 compared with $1,523 for the same period in 2002. The decline was mainly due to the recognition of a full year of Ohio Franchise tax expense for First National Bank of Zanesville being recognized in the first quarter of 2002 to correspond with the ending of First National Bank’s charter.

Amortization of other intangible assets increased by $610, or 55.8%, to $1,704 for the six months ended June 30, 2003 from $1,094 for the same period in 2002. The increase was mainly attributed to the core deposit amortization related to the merger with UNB Corp.

Other non-interest expenses decreased $346, or 4.3%, to $7,643 during the six months ended June 30, 2003 compared to $7,989 for the same period in 2002. In the first quarter of 2003, an impairment charge of $84 was recognized on goodwill associated with a prior acquisition. Increases in electronic banking and telecommunication expenses, which were attributed to the merger with UNB Corp., were offset by declines in marketing, office supplies and losses associated with real estate properties that were acquired through loan foreclosures.

Provision for Income Taxes. The Company’s provision for Federal income taxes was $6,302, or 31.3% of pretax income, for the six months ended June 30, 2003 compared to $3,611, or 28.3% for the same period in 2002. The effective tax rate differed from the federal statutory rate principally as a result of tax-exempt income from obligations of states and political subdivisions, loans and earnings on bank owned life insurance.

Asset Quality

Non-performing Assets. To maintain the loan portfolio’s level of credit risk at an appropriate level, management sets underwriting standards and internal lending limits and provides for proper diversification of the portfolio by placing constraints on the concentration of credits within the portfolio. In monitoring the level of credit risk within the loan portfolio, management utilizes a formal loan review process to monitor, review, and consider relevant factors in evaluating specific credits in determining the adequacy of the allowance for loan losses. The Company formally documents its evaluation of the adequacy of the allowance for loan losses on a quarterly basis and the evaluation is approved by its board of directors.

Failure to receive principal and interest payments when due on any loan results in efforts to restore such loan to current status. Loans are classified as non-accrual when, in the opinion of management, full collection of principal and accrued interest is in doubt. Continued unsuccessful collection efforts generally lead to initiation of foreclosure or other legal proceedings. Property acquired by the Company as a result of foreclosure or by deed in lieu of foreclosure is classified as “other assets owned” until such time as it is sold or otherwise disposed of. The Company owned $2,655 of such property at June 30, 2003 compared to $2,296 at December 31, 2002.

Non-performing loans totaled $23,425, or 1.21% of total loans, at June 30, 2003, compared to $15,254, or 0.80% of total loans, at December 31, 2002. Non-performing assets totaled $26,080, or 1.35% of loans and other assets owned at June 30, 2003, compared to $17,550, or 0.92%, at December 31, 2002. Non-accrual loans were mainly comprised of $7,232 of residential mortgage loans, $1,171 of commercial loans, $3,244 of commercial real estate loans and $7,713 of SBA and other government guaranteed loans, of which $6,203 is guaranteed by the government. The liquidation of the guaranteed portion of government guaranteed loans has been slow nationally due to the volume of loans in liquidation and uncertainty regarding plans under consideration to centralize the processing of buy backs and liquidation. While this has increased delinquencies and non-performing assets, management believes there is little risk of loss as these submissions are eventually processed. The remaining increase in non-accrual loans resulted primarily from delinquency trends in general. Residential delinquency trends are consistent with Ohio and national trends; bankruptcies are up, and are a significant part of the numbers. While this has caused increased delinquencies and non-performing assets, there continues to be very little translation into losses. Management continues to remain cautious as the economic uncertainty extends and record levels of bankruptcies continue. Management of the Company is not aware of any material amounts of loans outstanding, not disclosed in the tables below, for which there is significant uncertainty as to the ability of the borrower to comply with present payment terms. The following is an analysis of the composition of non-performing assets and restructured loans:

	June 30, 2003	December 31, 2002
Non-accrual	$19,526	$10,040
Accruing loans 90 days or more past due	3,899	5,214

Total non-performing loans	23,425	15,254
Other assets owned and other non-performing assets	2,655	2,296

Total non-performing assets	$26,080	$17,550

Restructured loans	$2,630	$2,694

Non-performing loans to total loans	1.21%	0.80%
Non-performing assets to total assets	0.95%	0.65%
Non-performing assets to total loans plus other assets owned	1.35%	0.92%

Restructured loans consist of one loan that was restructured in May 1999 and has been performing in accordance with its restructured terms since such time. The restructured loan is not included in non-performing assets.

As of June 30, 2003, impaired loans were $5,013 compared with $7,352 at December 31, 2002. Impaired loans and non-performing loans have been considered in management’s analysis of the adequacy of the allowance for loan losses.

Allowance for Loan Losses. The Company records a provision necessary to maintain the allowance for loan losses at a level sufficient to provide for probable incurred credit losses. The provision is charged against earnings when it is established. An allowance for loan losses is established based on management’s best judgment, which involves an ongoing review of prevailing national and local economic conditions, changes in the size and composition of the portfolio and review of individual problem credits. Growth of the loan portfolio, loss experience, economic conditions, delinquency levels, credit mix, and an evaluation of selected credits are factors that affect judgments concerning the appropriateness of the allowance. Actual losses on loans are charged against the allowance.

The allowance for loan losses totaled $24,917 at June 30, 2003, representing 1.29% of total loans, compared to $25,271 at December 31, 2002, or 1.33% of total loans. Net charge-offs for the six months ended June 30, 2003 were $2,669, compared to net charge-offs of $2,182 for the same period in 2002. Charge-offs were made in accordance with the Company’s standard policy and, for the six months ended June 30, 2003, occurred primarily in the commercial, commercial real estate and consumer loan portfolios.

The allowance for loan losses as a percentage of non-performing loans (“coverage ratio”) was 106.4% at June 30, 2003, compared to 165.7% at December 31, 2002. Although used as a general indicator, the coverage ratio is not a primary factor in the determination of the adequacy of the allowance by management, particularly given the extent to which the Company’s non-performing loans consist of single-family residential mortgage loans and due to the $6,227 of non-performing loans that are guaranteed by the government.

As of June 30, 2003, the aircraft portfolio of $135,255 represented 7.0% of the total loan portfolio. Management continues to analyze carefully the aircraft portfolio and the risk profile of the portfolio especially in light of decreasing collateral values in certain classes of aircraft. The aircraft portfolio consists of $88,412 of non-jet aircraft and values of non-jet aircrafts are holding well. The remainder of the portfolio consists of loans secured by jets and turboprops. These loans are predominately to businesses that use their planes as a business tool and not actually within the aircraft industry, i.e. charters or flight schools, thus reducing the Bank’s exposure to the aircraft industry as a whole. The Bank’s sales activity and marketing efforts continue to be on single engine and light twin engine planes with values under $500. Increasing the outstanding loans in this sector will further diversify the mix of this portfolio.

Comparison of June 30, 2003 and December 31, 2002 Financial Condition

Total assets were $2.75 billion at June 30, 2003, an increase of $62,287 from December 31, 2002. Total securities increased by $54,687, or 12.1%, to $506,245 from December 31, 2002. The Company’s general investment strategy is to manage the portfolio to include rate sensitive assets, matched against interest sensitive liabilities to reduce interest rate risk. In recognition of this strategy, as well as to provide a secondary source of liquidity to accommodate loan demand and possible deposit withdrawals, the Company has chosen to classify the majority of its securities as available-for-sale. At June 30, 2003, 99.2% of the total securities portfolio was classified as available-for-sale, while those securities that the Company intends to hold to maturity represented the remaining 0.8%. This compares to 98.8% and 1.2% classified as available-for-sale and held-to-maturity, respectively, at December 31, 2002.

During the second quarter of 2003, various security transactions were executed as part of the management of the securities portfolio and the overall risk management strategy (See “Non-Interest Income.”) A security sale for $30,000 of mortgage-backed and collateralized mortgage obligations was completed to reduce the exposure to continued high levels of pre-payments in the mortgage backed securities portfolio. Also, a sale for $7,000 of corporate bonds was completed to take advantage of the narrowing of spreads in the corporate bond market. The funds generated from these sales were reinvested in lower coupon mortgage-backed and collateralized mortgage obligations which will be less susceptible to prepayment risk and have limited extension risk.

Management periodically reviews the securities portfolio for possible impairment. Within the securities portfolio, an impairment charge of $960 was recognized in the second quarter of 2003 on a $2,000 trust preferred security issued by North Country Financial Corporation. On April 11, 2003, North Country Financial Corporation disclosed that a Cease and Desist Order had been entered pertaining to North Country Financial Corporation’s principal subsidiary, North Country Bank and Trust. North Country has suspended quarterly interest payments to security holders as allowed by the terms of the indenture. As a result of these circumstances and the current indicated market value of the security, the book value of this asset was written down in the second quarter of 2003. Except for the impairment charge recorded on the North Country trust preferred security, management believes that the unrealized losses on securities available for sale are temporary in nature and due primarily to changes in interest rates and not a result of credit related issues. In this instance, management believes that the decline in value was directly related to credit issues and is other than temporary in nature. Also, management believes that they have the ability to hold securities with unrealized losses to maturity or until such time as the unrealized losses reverse.

Total loans increased by $22,338 to $1.93 billion at June 30, 2003 from December 31, 2002. Within the loan portfolio, commercial loans increased by $31,526, or 12.8%, aircraft loans increased by $3,654, or 2.8% and home equity loans increased by $11,482, or 5.8%, from December 31, 2002. These increases were partially offset by a decline of $33,318, or 7.0%, in residential real estate loans as management continues to sell fixed rate mortgage production into the secondary market. During the first quarter of 2003, $23,516 of loans were sold from the residential real estate loan portfolio as part of a strategy to manage the interest rate risk profile of the portfolio.

Total deposits increased $133,635, or 6.9%, to $2.07 billion at June 30, 2003 from $1.93 billion at December 31, 2002. Interest bearing demand deposits increased by $26,268, or 9.6% and money market deposits increased by $110,988, or 40.7%, which was partially offset by a decline of $6,156, or 0.6%, in certificate of deposits from December 31, 2002. The Bank instituted an aggressive campaign to grow core deposits, specifically Money Market Savings and interest bearing checking accounts. These campaigns have brought in approximately $123,300 in new deposits during 2003 and are part of management’s overall strategy to raise lower cost core deposits as funding sources which were promoted with a 90-day introductory rate. Total interest-bearing deposits accounted for 90.0% of total deposits at June 30, 2003, compared to 89.8% at December 31, 2002.

Short-term borrowings, which include sweep repurchase agreements and federal funds purchased, increased by $8,830 to $67,544 at June 30, 2003, compared to $58,714 at December 31, 2002. Federal funds purchased increased by $6,650 for short-term funding needs. Other borrowings decreased $55,809 to $276,102 at June 30, 2003, compared to $331,911 at December 31, 2002. Federal Home Loan Bank (FHLB) advances of $5,500 were paid off at maturity and an additional $30,000 of variable rate advances were paid off on the interest rate reset date. In addition, $9,000 of the outstanding balance on the Parent Company line of credit, which is used for liquidity and to facilitate additional investment in subsidiaries, was paid off as part of the ongoing balance sheet risk evaluation process. Management is continuing to analyze the impact to earnings of prepaying higher cost FHLB advances.

Critical Accounting Policies

The Company follows financial accounting and reporting policies that are in accordance with generally accepted accounting principles in the United States of America. These policies are presented in Note 1 to the consolidated audited financial statements in Unizan Financial Corp.’s annual report on Form 10-K for the year ended December 31, 2002. Some of these accounting policies, as discussed below, are considered to be critical accounting policies. Critical accounting policies are those policies that require management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. The Company has identified two accounting policies that are critical accounting policies and an understanding of these policies is necessary to understand the financial statements. These policies relate to determining the adequacy of the allowance for loan losses and the valuation of the mortgage servicing rights. Additional information regarding these policies is included in the sections captioned “Provision for Loan Losses” and “Non-Interest Income”, respectively.

Management believes that the judgments, estimates and assumptions used in the preparation of the consolidated financial statements are appropriate given the factual circumstances at the time.

Liquidity and Capital Resources

The objective of liquidity management is to ensure the availability of funds to accommodate customer loan demand as well as deposit withdrawals while continuously seeking higher yields from longer term lending and investing opportunities. This is accomplished principally by maintaining sufficient cash flows and liquid assets along with consistent stable core deposits and the capacity to maintain immediate access to funds. These immediately accessible funds may include federal funds sold, unpledged marketable securities, reverse repurchase agreements or available lines of credit from the Federal Reserve Bank, FHLB, or other financial institutions. An important factor in the preservation of liquidity is the maintenance of public confidence, as this facilitates the retention and growth of a large, stable supply of core deposits.

The Company’s principal source of funds to satisfy short-term liquidity needs comes from cash, due from banks, federal funds sold and borrowing capabilities through the FHLB, Federal Reserve Bank primary credit as well as other sources. Changes in the balance of cash and due from banks are due to changes in volumes of federal funds sold, and the float and reserves related to deposit accounts, which may fluctuate significantly on a day-to-day basis. As of June 30, 2003, cash, due from banks and federal funds sold totaled $78,122 compared with $80,167 at December 31, 2002. The securities portfolio serves as an additional source of liquidity for the Company. Securities with a market value of $502,368 were classified as available-for-sale as of June 30, 2003, representing 99.2% of the total securities portfolio. Classification of securities as available-for-sale provides for flexibility in managing net interest margin, interest rate risk, and liquidity. Securities with a market value of $409,538 at June 30, 2003 were pledged to secure public funds and other obligations.

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

Shareholders’ equity at June 30, 2003 was $299,195, compared to shareholders’ equity at December 31, 2002 of $304,290, a decrease of $5,095. The overall decline in shareholders’ equity was due to the repurchase of treasury stock through the Company’s buy-back program. During the six month period ended June 30, 2003, treasury stock increased by $8,934 due to the repurchase of approximately 450,000 shares. During the first quarter of 2002, the Company’s Board of Directors approved a stock repurchase program authorizing management to repurchase up to 550,000 common shares of which 495,714 have been repurchased.

Under the risk-based capital guidelines, a minimum capital to risk-weighted assets ratio of 8.0% is required, of which, at least 4.0% must consist of Tier 1 capital (equity capital net of goodwill). Additionally, a minimum leverage ratio (Tier 1 capital to total assets) of 3.0% must be maintained. At June 30, 2003, the Company had a total risk-based capital ratio of 11.01%, of which 9.85% consisted of Tier 1 capital. The leverage ratio for the Company at June 30, 2003, was 7.81%.

Cash dividends declared and paid to shareholders of the Company totaled $5,835, or $0.27 per share, during the first six months of 2003. This compares to dividends of $5,803, or $0.26 per share, for the same period in 2002.

The Company’s ability to obtain funds for the payment of dividends and for other cash requirements is largely dependent on the amount of dividends which may be declared by the Bank and other subsidiaries. However, the Federal Reserve Board expects the Company to serve as a source of strength to its subsidiary Bank, which may require the Company to retain capital for further investment in its subsidiary bank, rather than pay dividends to shareholders. Payment of dividends by the Bank may be restricted at any time at the discretion of its applicable regulatory authorities, if they deem such dividends to constitute an unsafe and/or unsound banking practice. These provisions could have the effect of limiting the ability to pay dividends on its common shares.

In addition, bank regulators limit the amount of dividends a subsidiary bank can declare in any calendar year without obtaining prior approval. Banks must have the approval of its regulatory authority if a dividend in any year would cause the total dividends for that year to exceed the sum of the Bank’s current year’s “net profits” (or net income, less dividends declared during the period based on regulatory accounting principles) and the retained net profits for the preceding two years, less required transfers to surplus. The Bank currently must receive approval from its regulatory authority prior to paying dividends as a result of dividends paid for capital planning purposes exceeding net profits for the current year and the preceding two years.

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

At June 30, 2003, assuming an immediate, parallel 200 basis point shift in market yields, the Company’s net interest income for the next twelve months was calculated to decrease by 12.7% if rates decline and to decrease by 6.2% if rates increase. At December 31, 2002, assuming an immediate, parallel 200 basis point shift in market yields, the Company’s net interest income for the next twelve months was calculated to decrease by 3.4% if rates decline and to decrease by 5.0% if rates increase. Since interest rates on deposit products are very low, the Company would not realize any significant future benefit from lower rates, but could see a continuing decrease in earning asset rates. The net present value of equity is defined as the difference between the present value of the Company’s assets and liabilities. In general, the present value of fixed rate financial instruments declines as market rates increase and increases as rates fall. Using the yield scenario defined above, the net present value of equity was forecasted to decline in a rising rate environment and to rise in a falling rate scenario.

Interest rate risk can be managed by using a variety of techniques, including but not limited to, selling existing assets or repaying liabilities, pricing loans and deposits to attract preferred maturities and developing alternative sources of funding or structuring new products to hedge existing exposures. In addition to these balance sheet strategies, the Company can also use derivative financial instruments such as interest rate swaps, caps, and floors to manage the potential impact of adverse changes in interest rates.

The Company has interest rate swaps on which it pays fixed rate and receives variable rates. Two of the swaps, which have a total notional principal of $30,000, were executed to convert variable rate borrowings to a fixed rate to reduce the risk of increased interest expense in a rising rate environment. They are recorded at a fair value of ($4,277) with changes recognized in other comprehensive income. Also, the Company initiated a program to provide long-term fixed rate loans to commercial borrowers without incurring interest rate risk by executing simultaneous interest rate swaps. At June 30, 2003, the notional value of swaps in this program totaled $2,697 at a fair value of $6. For the six months ended

June 30, 2003, $940 has been recognized in interest expense related to the interest rate swaps compared with $1,277 for the same period in 2002.

The Company also has a notional balance of $3,000 of options on the S & P 500 which offsets the equivalent risk of certificate of deposit liabilities that have a return contractually linked to the index. The effective portion of the options and the embedded derivative are carried at a fair value of ($518), with changes recognized in other comprehensive income. For the year-to-date, the Company has recognized $20 in current income for the ineffective portion of the derivative.

Item 4:

CONTROLS AND PROCEDURES

Within the 90-day period prior to the filing date of this report, an evaluation was carried out under the supervision and with the participation of the Company’s management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934). Our Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are, to the best of their knowledge, effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. Subsequent to the date of their evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that there were no significant changes in the Company’s internal controls or in other factors that could significantly affect its internal controls.

PART II – OTHER INFORMATION

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

Exhibit 10.e-UNB Corp. 1997 Stock Option Plan, filed on February 28, 1998, is incorporated herein by reference to Form Definitive 14-A, dated April 15, 1997, Appendix A.

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

Exhibit 31.1 – Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Roger L. Mann, President and Chief Executive Officer

Exhibit 31.2 – Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by James J. Pennetti, Executive Vice President and Chief Financial Officer

Exhibit 32.1 – Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Roger L. Mann, President and Chief Executive Officer

Exhibit 32.2 – Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by James J. Pennetti, Executive Vice President and Chief Financial Officer

(b) Reports on Form 8-K filed during the quarter ended June 30, 2003:

None

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Unizan Financial Corp. (Registrant)

Date August 13, 2003	/s/ Roger L. Mann

Roger L. Mann President and Chief Executive Officer

Date August 13, 2003	/s/ James J. Pennetti

James J. Pennetti Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)