Form 10-Q
period 2003-09-30
UNIZAN FINANCIAL CORP
filed 2003-11-13
CIK 746481

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended September 30, 2003

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☒  No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

Class	Outstanding as of October 31, 2003
Common Stock, $1.00 Stated Value	21,646,706

INDEX

UNIZAN FINANCIAL CORP.

Unizan Financial Corp.

CONSOLIDATED BALANCE SHEETS

(Unaudited, except December 31, 2002) (In thousands except per share data)	September 30, 2003	December 31, 2002
ASSETS
Cash and cash equivalents	$86,869	$70,082
Federal funds sold	1,600	9,250
Interest bearing deposits with banks	2,917	835
Securities held-to-maturity, (Fair value: $3,461 and $5,529, respectively)	3,331	5,257
Securities available-for-sale, at fair value	486,427	446,301
Federal Home Loan Bank stock, at cost	34,369	33,362
Loans originated and held for sale	8,138	24,067
Loans:
Commercial, financial and agricultural	272,129	246,116
Aircraft	136,388	131,601
Commercial real estate	634,344	627,386
Residential real estate	425,030	473,180
Consumer	465,324	428,091

Total loans	1,933,215	1,906,374
Less allowance for loan losses	(24,612)	(25,271)

Net loans	1,908,603	1,881,103
Premises and equipment, net	26,049	26,937
Goodwill	91,971	92,055
Other intangible assets	19,500	22,048
Accrued interest receivable and other assets	76,402	80,605

Total Assets	$2,746,176	$2,691,902

LIABILITIES
Deposits:
Noninterest bearing deposits	$211,404	$196,194
Interest bearing deposits	1,798,891	1,735,421

Total deposits	2,010,295	1,931,615
Short-term borrowings	57,553	58,714
Other borrowings	328,883	331,911
Company obligated mandatorily redeemable trust preferred	20,000	20,000
Accrued taxes, expenses and other liabilities	26,920	45,372

Total Liabilities	2,443,651	2,387,612
SHAREHOLDERS’ EQUITY
Common stock ($1.00 stated value, 100,000,000 shares authorized and 22,123,069 shares issued)	22,123	22,123
Paid-in capital	223,863	222,458
Retained earnings	75,355	63,487
Stock held by deferred compensation plan, 115,808 and 87,234 shares at cost	(1,966)	(1,362)
Treasury stock, 474,665 and 52,693 shares at cost	(12,126)	(1,118)
Accumulated other comprehensive loss	(4,724)	(1,298)

Total Shareholders’ Equity	302,525	304,290

Total Liabilities and Shareholders’ Equity	$2,746,176	$2,691,902

See Notes to the Consolidated Financial Statements

Unizan Financial Corp.

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited) (In thousands except per share data)	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Interest income:
Interest and fees on loans:
Taxable	$28,200	$33,350	$89,420	$90,267
Tax exempt	38	52	121	132
Interest and dividends on securities
Taxable	3,778	5,596	15,189	16,310
Tax exempt	512	372	1,429	1,119
Interest on bank deposits and federal funds sold	11	49	165	96

Total interest income	32,539	39,419	106,324	107,924

Interest expense:
Interest on deposits	10,576	11,545	33,248	32,934
Interest on company obligated mandatorily redeemable trust preferred	505	505	1,514	1,514
Interest on borrowings	4,643	4,948	13,439	13,969

Total interest expense	15,724	16,998	48,201	48,417

Net interest income	16,815	22,421	58,123	59,507
Provision for loan losses	1,026	930	3,341	7,139

Net interest income after provision for loan losses	15,789	21,491	54,782	52,368

Other income:
Trust, financial planning, brokerage and insurance sales	1,695	1,911	5,508	5,561
Customer service fees	1,996	1,558	5,257	3,994
Gains on sale of loans	1,796	1,736	6,132	3,578
Security gains, net	1,821	—	2,275	—
Other operating income	2,535	1,725	5,307	5,246

Total other income	9,843	6,930	24,479	18,379

Other expenses:
Salaries, wages, pension and benefits	8,146	8,166	26,560	23,304
Occupancy expense	844	846	2,604	2,351
Furniture, equipment and data processing expense	1,505	1,656	4,452	3,975
Taxes other than income taxes	505	273	1,547	1,796
Other intangible amortization expense	844	874	2,548	1,968
Other operating expense	3,825	3,335	11,468	11,324

Total other expenses	15,669	15,150	49,179	44,718

Income before income taxes and cumulative effect of change in accounting principles	9,963	13,271	30,082	26,029
Provision for income taxes	3,121	4,275	9,423	7,886

Income before cumulative effect of change in accounting principles	6,842	8,996	20,659	18,143
Accounting method change – Adoption of FAS 142	—	—	—	(1,392)

Net income	$6,842	$8,996	$20,659	$16,751

Basic earnings per share:
Before cumulative effect of change in accounting	$0.32	$0.41	$0.95	$0.93
Cumulative effect of change in accounting	—	—	—	(0.07)
After cumulative effect of change in accounting	$0.32	$0.41	$0.95	$0.86

Diluted earnings per share:
Before cumulative effect of change in accounting	$0.31	$0.40	$0.93	$0.90
Cumulative effect of change in accounting	—	—	—	(0.07)
After cumulative effect of change in accounting	$0.31	$0.40	$0.93	$0.83

Dividends per share	$0.14	$0.13	$0.41	$0.39

Weighted average shares outstanding:
Basic	21,632,719	22,056,715	21,692,316	19,519,937
Diluted	22,134,304	22,590,539	22,294,153	20,150,547

See Notes to the Consolidated Financial Statements

Unizan Financial Corp.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited) (In thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Income before income taxes and cumulative effect of change in accounting principles	$9,963	$13,271	$30,082	$26,029
Provision for income taxes	3,121	4,275	9,423	7,886

Income before cumulative effect of change in accounting principles	6,842	8,996	20,659	18,143
Accounting method change – Adoption of FAS 142	—	—	—	(1,392)

Net Income	6,842	8,996	20,659	16,751
Comprehensive income:
Unrealized gains/(losses) on cash flow derivatives	449	(1,346)	364	(1,503)
Unrealized gains/(losses) on securities	(2,358)	1,531	(5,269)	3,002
Less: Reclassified adjustment for accumulated gains included in net income	1,821	—	2,275	—
Less: Income tax effect	637	—	796	—

Unrealized gains/(losses) on securities	(1,174)	1,531	(3,790)	3,002

Comprehensive income	$6,117	$9,181	$17,233	$18,250

See Notes to the Consolidated Financial Statements

Unizan Financial Corp.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited) (In thousands)	Nine months ended September 30,
	2003	2002
Cash flows from operating activities:
Net income	$20,659	$16,751
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	2,978	3,019
Provision for loan losses	3,341	7,139
Net securities gains	(2,275)	—
Loans originated for resale	(261,650)	(170,304)
Proceeds from sale of loan originations	282,855	158,042
Gains from sale of loans originated for sale	(5,276)	(3,578)
Gains from sale of residential real estate loans from portfolio	(856)	—
Federal Home Loan Bank stock dividend	(1,007)	(1,125)
Changes in:
Interest receivable	1,548	(348)
Interest payable	(535)	169
Other assets and liabilities, net	(10,224)	3,844

Net cash from operating activities	29,558	13,609

Cash flows from investing activities:
Net change in interest bearing deposits with banks	(2,082)	640
Net decrease in federal funds sold	7,650	(31,840)
Proceeds from sales of securities available-for-sale	89,369	—
Proceeds from maturities of securities held-to-maturity	1,899	7,240
Proceeds from maturities of securities available-for-sale	196,240	155,028
Purchases of securities available-for-sale	(326,972)	(153,687)
Net (increase)/decrease in loans made to customers	(57,249)	30,915
Proceeds from sale of loans	24,372	—
Net cash received in merger	—	46,492
Purchases of premises and equipment	(1,705)	(2,691)

Net cash from investing activities	(68,478)	52,097

Cash flows from financing activities:
Net change in deposits	78,680	36,230
Cash dividends paid	(8,792)	(8,574)
Treasury stock sales	5,114	1,429
Treasury stock purchases	(14,716)	(1,600)
Net change in stock held in deferred compensation plan	(604)	(752)
Net change in short-term borrowings	(1,161)	(14,363)
Net change in Federal Home Loan Bank overnight borrowings	8,480	(1,000)
Proceeds from other borrowings	109,385	47,000
Repayment of other borrowings	(120,679)	(81,589)

Net cash from financing activities	55,707	(23,219)

Net change in cash and cash equivalents	16,787	42,487

Cash and cash equivalents at beginning of year	70,082	26,978

Cash and cash equivalents at end of period	$86,869	$69,465

Supplemental cash flow disclosures:
Income taxes paid	$8,120	$9,700
Interest paid	$48,722	$48,283
Merger with UNB Corp. through issuance of common stock	—	174,581

See the Notes to the Consolidated Financial Statements

UNIZAN FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2003 (Unaudited)

(In thousands, except per share data)

The consolidated financial statements for interim periods are unaudited; however, in the opinion of management of Unizan Financial Corp. (“Company”), the accompanying consolidated financial statements contain all material adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position and results of operations and cash flows for the periods presented. The unaudited financial statements are presented in accordance with the requirements of Form 10-Q and do not include all disclosures normally required by accounting principles generally accepted in the United States of America. Reference should be made to the Company’s consolidated financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2002 for additional disclosures, including a summary of the Company’s accounting policies. The results of operations for the three and nine month periods ended September 30, 2003 are not necessarily indicative of the results to be expected for the full year.

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

Accounting Pronouncements: On April 30, 2003, the Financial Accounting Standards Board (FASB) issued Statement No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” to amend and clarify prior guidance. This guidance clarifies the definition of a derivative, deals with cash flow reporting for derivatives that contain a financing element, clarifies the term required of mirror call or put options in interest rate swaps used in short-cut hedges, and clarifies provisions dealing with “regular way” securities trades and contracts to purchase or sell securities that do not yet exist. The standard is effective prospectively for hedging relationships and contracts entered into or modified after June 30, 2003; however SFAS 149 leaves in place earlier effective dates for matters already settled via the Derivatives Implementation Group process. The effect of adoption of this statement did not have a material effect on the Company’s financial condition or results of operations.

In May 2003, the FASB issued Statement No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”. According to FASB 150, the following must be classified as liabilities: shares that are mandatorily redeemable, where there is an unconditional obligation of the issuer to redeem it by transferring assets at a specified date or upon an event certain to incur; financial instruments that represent an obligation to repurchase shares that may require the issuer to settle by transferring assets; and financial instruments that are a conditional obligation that may be settled by issuing a variable number of equity shares, if the value at inception is based on a fixed monetary amount or is indexed to something other than the fair value of the equity shares. This Statement does not apply to convertible bonds, puttable stock, or other outstanding shares that are conditionally redeemable. It is effective for financial instruments that are new or modified after May 31, 2003, and to existing financial instruments in the first interim period beginning after June 15, 2003. The adoption on July 1, 2003 did not have a material effect on the Company’s financial condition or results of operations.

In June 2001, the FASB issued SFAS No. 142, “Goodwill and Other Intangible Assets,” (“FAS 142”) which addresses the accounting for such assets arising from prior and future business combinations. Upon the adoption of this Statement, goodwill arising from business combinations is no longer amortized, but rather is assessed regularly for impairment, with any such impairment recognized as a reduction to earnings in the period identified. Other identified intangible assets, such as core deposit intangible assets, continue to be amortized over their estimated useful lives. The Company adopted this Statement on January 1, 2002 and in the first quarter of 2002 recognized $1,392 in expense for the impairment of goodwill from prior acquisitions.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Net income, as reported	$6,842	$8,996	$20,659	$16,751
Deduct: Stock based compensation expense determined under fair value based method	2	—	164	932

Pro forma net income	$6,840	$8,996	$20,495	$15,819
Earnings per share, as reported:
Basic	$0.32	$0.41	$0.95	$0.86
Diluted	$0.31	$0.40	$0.93	$0.83
Pro forma earnings per share:
Basic	$0.32	$0.41	$0.94	$0.81
Diluted	$0.31	$0.40	$0.92	$0.79

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Weighted average common shares outstanding – basic	21,633	22,057	21,692	19,520
Dilutive common stock equivalents:
Stock options	501	496	602	595
Bonus shares – Company match	—	38	—	36

Weighted average common shares outstanding adjusted for dilutive common stock equivalents	22,134	22,591	22,294	20,151

Net income	$6,842	$8,996	$20,659	$16,751

Basic earnings per share	$0.32	$0.41	$0.95	$0.86

Diluted earnings per share	$0.31	$0.40	$0.93	$0.83

3)	SECURITIES

The amortized cost and fair value of available-for-sale securities are as follows:

	September 30, 2003
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities available-for-sale:
U.S. Treasury securities	$1,000	$13	$—	$1,013
Obligations of states and political subdivisions	46,619	1,259	(133)	47,745
Corporate obligations	44,458	814	(2,417)	42,855
Mortgage-backed and related securities	377,692	1,844	(3,552)	375,984
Other securities	20,040	8	(1,218)	18,830

Total securities available-for-sale	$489,809	$3,938	$(7,320)	$486,427

	December 31, 2002
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities available-for-sale:
U.S. Treasury securities	$1,002	$27	$—	$1,029
Securities of other government agencies	983	19	—	1,002
Obligations of states and political subdivisions	33,487	976	(106)	34,357
Corporate obligations	60,833	830	(3,471)	58,192
Mortgage-backed and related securities	327,905	6,412	(900)	333,417
Other securities	19,643	16	(1,355)	18,304

Total securities available-for-sale	$443,853	$8,280	$(5,832)	$446,301

4)	OTHER BORROWINGS:

Other borrowings consist of Federal Home Loan Bank (FHLB) borrowings, repurchase agreements, a line of credit borrowing arrangement, a term loan and two capital lease agreements.

Pursuant to collateral agreements with the FHLB, advances are secured by FHLB stock and qualifying first mortgage loans. At September 30, 2003, FHLB advances outstanding were comprised of the following:

Maturity	Interest Rate	Amount
Within 1 year	1.57%	$44,798
1 year thru 2 years	6.25	30,475
2 years thru 3 years	5.14	36,066
3 years thru 4 years	4.91	22,076
4 years thru 5 years	3.35	83,936
More than 5 years	3.88	36,018

Total		$253,369

FHLB advances must be secured by eligible collateral as specified by the FHLB. Accordingly, the Company has a blanket pledge of its first mortgage loan portfolio as collateral for the advances outstanding at September 30, 2003 with a required minimum ratio of collateral to advances of 135%. Also, the Company’s investment in FHLB stock of $34,369 at September 30, 2003 is pledged as collateral for outstanding advances.

The Parent Company has a line of credit of $25,000 from a financial institution that is used for liquidity purposes and to facilitate additional investment in subsidiaries. The line of credit is secured by common stock of Unizan Bank, National Association. The total outstanding balance at September 30, 2003 was $15,000. The interest on each draw is variable and is priced off the Federal Funds Rate plus 0.85% per annum and is paid quarterly. Also, the Parent Company has a term loan of $15,000 from a financial institution that was used to facilitate additional investment in subsidiaries. The term loan is also secured by common stock of Unizan Bank, National Association. The interest rate is variable and is priced off the LIBOR Rate plus 2.50% per annum and is paid quarterly. The debt matures on September 30, 2004.

At September 30, 2003, the Company had $45,000 in term repurchase agreements with Salomon Brothers, Inc. under which the Company sold mortgage-backed and related securities classified as available-for-sale with a fair value of $49,277 at September 30, 2003. The repurchase agreements had a weighted average maturity of 4.7 years at September 30, 2003. Also, such repurchase agreements are callable at the option of the counter-party. The securities are held at Salomon Brothers, Inc.

The Bank entered into two capital lease arrangements in order to finance the purchase of equipment. The aggregate outstanding balance of the leases as of September 30, 2003 was $514.

5)	SEGMENT REPORTING:

The Company manages and operates two major lines of businesses: community banking and investment and funds management. Community banking includes lending and related services to businesses and consumers, mortgage banking, and deposit gathering. Investment and funds management includes trust and investment services, financial planning services and retail sales of brokerage and insurance products. These business lines are identified by the entities through which the product or service is delivered.

The reported line of business results reflect the underlying core operating performance within the business units. Parent and Other includes activities that are not directly attributed to the identified lines of businesses and is comprised of the parent company and its special purpose trust subsidiary. Substantially all of the Company’s assets are part of the community banking line of business. Selected segment information is included in the following tables:

Three months ended September 30, 2003:	Community Banking	Investment and Funds Management	Parent and Other	Total
Net interest income (expense)	$17,348	$7	$(540)	$16,815
Provision for loan losses	1,026	—	—	1,026
Non-interest income	8,140	1,703	—	9,843
Non-interest expense	14,116	1,106	447	15,669
Income tax expense (benefit)	3,259	207	(345)	3,121

Net income (loss)	$7,087	$397	$(642)	$6,842

Three months ended September 30, 2002:	Community Banking	Investment and Funds Management	Parent and Other	Total
Net interest income (expense)	$22,957	$4	$(540)	$22,421
Provision for loan losses	930	—	—	930
Non-interest income	5,019	1,911	—	6,930
Non-interest expense	13,144	1,192	814	15,150
Income tax expense (benefit)	4,468	280	(473)	4,275

Net income (loss)	$9,434	$443	$(881)	$8,996

Nine months ended September 30, 2003:	Community Banking	Investment and Funds Management	Parent and Other	Total
Net interest income (expense)	$59,714	$22	$(1,613)	$58,123
Provision for loan losses	3,341	—	—	3,341
Non-interest income	18,961	5,518	—	24,479
Non-interest expense	44,334	3,658	1,187	49,179
Income tax expense (benefit)	9,730	673	(980)	9,423

Net income (loss)	$21,270	$1,209	$(1,820)	$20,659

Nine months ended September 30, 2002:	Community Banking	Investment and Funds Management	Parent and Other	Total
Net interest income (expense)	$61,139	$9	$(1,641)	$59,507
Provision for loan losses	7,139	—	—	7,139
Non-interest income	12,818	5,561	—	18,379
Non-interest expense	39,052	3,623	2,043	44,718
Income tax expense (benefit)	8,475	700	(1,289)	7,886
Accounting method change – Adoption of FAS 142	—	(1,392)	—	(1,392)

Net income (loss)	$19,291	$(145)	$(2,395)	$16,751

ITEM 2:

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

UNIZAN FINANCIAL CORP.

For a comprehensive understanding of the Company’s financial condition and performance, this discussion should be considered in conjunction with the Company’s Consolidated Financial Statements, accompanying notes, and other information contained elsewhere herein.

This discussion contains forward-looking statements under the Private Securities Litigation Reform Act of 1995 that involves risks and uncertainties. Although the Company believes that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate, and therefore, there can be no assurance that the forward-looking statements included herein will prove to be accurate. Factors that could cause actual results to differ from the results discussed in the forward-looking statements include, but are not limited to: economic conditions (both generally and more specifically in the markets in which the Company and its subsidiaries operate); competition for the Company’s customers from other providers of financial services; government legislation and regulation (which changes from time to time and over which the Company has no control); changes in interest rates; pre-payments of loans and securities; material unforeseen changes in the liquidity, results of operations, or other financial position of the Company’s customers, all of which are difficult to predict and many of which are beyond the control of the Company.

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

Unizan Financial Corp.

Average Balance Sheet and Related Yields

	Three Months Ended September 30,						Nine Months Ended September 30,
	2003			2002			2003			2002
(dollars in thousands)	Average Balance	Income/ Expense	Rate (1)	Average Balance	Income/ Expense	Rate (1)	Average Balance	Income/ Expense	Rate (1)	Average Balance	Income/ Expense	Rate (1)
Interest-earning assets
Interest bearing deposits and federal funds sold	$5,592	$11	0.78%	$14,645	$49	1.33%	$19,778	$165	1.12%	$8,411	$96	1.53%
Securities	530,913	4,548	3.40	439,364	6,169	5.57	530,491	17,371	4.38	408,471	17,952	5.88
Total loans (2)	1,946,693	28,268	5.76	1,914,457	33,422	6.93	1,953,226	89,606	6.13	1,694,674	90,449	7.14

Total interest-earning assets (3)	2,483,198	32,827	5.24	2,368,466	39,640	6.64	2,503,495	107,142	5.72	2,111,556	108,497	6.87

Nonearning assets:
Cash and due from banks	62,423			52,893			59,170			52,472
Other nonearning assets	211,902			218,553			213,549			191,562
Allowance for loan losses	(24,663)			(26,686)			(25,025)			(22,680)

Total assets	$2,732,860			$2,613,226			$2,751,189			$2,332,910

Interest bearing liabilities:
Demand deposits	$289,340	$598	0.82%	$255,692	$848	1.32%	$284,634	$1,931	0.91%	$233,371	$2,552	1.46%
Savings deposits	529,680	1,420	1.06	429,525	1,527	1.41	489,716	4,043	1.10	374,912	4,227	1.51
Time deposits	1,017,192	8,558	3.34	984,322	9,170	3.70	1,045,657	27,274	3.49	893,480	26,155	3.91
Company obligated mandatorily redeemable trust preferred	20,000	505	10.02	20,000	505	10.02	20,000	1,514	10.12	20,000	1,514	10.12
Other borrowings	343,660	4,643	5.36	405,782	4,948	4.84	381,575	13,439	4.71	369,034	13,969	5.06

Total interest bearing liabilities	2,199,872	15,724	2.84	2,095,321	16,998	3.22	2,221,582	48,201	2.90	1,890,797	48,417	3.42

Noninterest bearing liabilities:
Demand deposits	203,217			182,245			193,231			155,489
Other liabilities	30,090			37,377			35,132			33,334
Shareholders’ equity	299,681			298,283			301,244			253,290

Total liabilities and equity	$2,732,860			$2,613,226			$2,751,189			$2,332,910

Net interest income and interest rate spread (3)		$17,103	2.41%		$22,642	3.42%		$58,941	2.82%		$60,080	3.45%

Net interest margin (4)			2.73%			3.79%			3.15%			3.80%

(1)	Calculated on an annualized basis.
(2)	Loan fees are included in interest income on loans.
(3)	Interest income is computed on a fully tax equivalent (FTE) basis, using a tax rate of 35%.
(4)	The net interest margin represents net interest income as a percentage of average interest-earning assets.

Comparison of Operating Results For The Three Months Ended September 30, 2003 and 2002

Net Income. Net income for the third quarter of 2003 was $6,842, or $0.31 per diluted share. This compares with net income of $8,996, or $0.40 per diluted share for the third quarter of 2002. During the third quarter of 2003, net interest income decreased by 25.0% and non-interest income increased by 42.0%, as compared to the same period in 2002. The net interest margin decreased to 2.73% for the third quarter of 2003, compared to 3.79% for the same period in 2002. The decrease in the net interest margin was primarily due to the yields on interest-earning assets declining faster than the cost of interest-bearing liabilities. The Company’s return on average assets and return on average equity were 0.99% and 9.06%, respectively, in the third quarter of 2003, compared to 1.37% and 11.97%, respectively, for the third quarter of 2002.

Interest Income. Total interest income decreased 17.5% to $32,539 for the three months ended September 30, 2003, compared to $39,419 for the third quarter of 2002. During the third quarter of 2003, the yield on interest-earning assets declined by 140 basis points from the same period in 2002. The Company’s yield on average loans was 5.76% for the three months ended September 30, 2003 and 6.93% for the comparable year ago period. The decrease in the yield on loans continued to be impacted by lower market rates throughout 2002 and 2003. In addition, the yield on loans was impacted during the third quarter of 2003 by faster than projected amortization of the purchase accounting adjustments associated with the mark-to-market of UNB Corp.’s loan portfolio at the time of the merger of equals between UNB Corp. and BancFirst Ohio Corp. in March of 2002. With the low rate environment, and the subsequent refinancing of many of these loans, the amortization of the premiums was faster than originally projected. During the third quarter of 2003, $1,064 of amortization was originally projected, but $1,933 was actually recognized during the quarter. The impact of the additional premium amortization on the yield on average loans for the third quarter of 2003 was 18 basis points. It is anticipated that with the increase in rates and a steeper yield curve, the refinancing of these loans should slow and thus the amortization of these premiums should have less of an impact on the yield on loans in subsequent quarters. However, these loans could continue to refinance or pay down at higher than anticipated speeds, thus impacting the yield on loans because of the additional amortization of the premiums.

Yields on the securities portfolio decreased from 5.57% during the third quarter of 2002 to 3.40% during the third quarter of 2003. The decrease in the yield on securities continued to be impacted by lower market rates throughout 2002 and 2003. Also, during the third quarter of 2003, the securities portfolio experienced significant pre-payments on its collateralized mortgage obligations and mortgage backed securities which impacted the amortization of the premiums on these securities. The additional amortization impacted the yield on the securities by 62 basis points for the third quarter of 2003. At the end of the third quarter and into the fourth quarter of 2003, there was a slow down in the pre-payment speeds on securities and management anticipates that the yield on the securities portfolio will not be impacted as greatly by premium amortization given the current interest rate environment.

Interest Expense. Total interest expense decreased 7.5% to $15,724 for the three months ended September 30, 2003, compared to $16,998 for the three months ended September 30, 2002. The Company’s cost of interest-bearing liabilities decreased to 2.84% in the three months ended September 30, 2003 compared to 3.22% in the same period of 2002. The decrease in the cost of funds was primarily from lower market rates affecting the rates paid on all deposit products and the cost of borrowings. During the third quarter of 2003, $44,000 of fixed rate FHLB advances were paid off early as part of a strategy to help lower the future cost of funds. The pre-payment penalty of $1,033 increased the cost of interest-bearing liabilities by 19 basis points. Also, the cost of interest-bearing liabilities continued to be impacted by the deposit campaign of 2002 that brought in long-term certificates of deposit as part of a balance sheet strategy to mitigate exposure to possible increases in rates. Based upon the Company’s interest rate risk position, management believed it was prudent to extend liabilities at a time of record low rates. Based on the current historically low level of rates, the Company will have limited opportunities to further decrease rates on deposits.

Provision for Loan Losses. The provision for loan losses was $1,026 for the three months ended September 30, 2003, compared to $930 in the third quarter of 2002. The provision expense in 2003 was based on the Company’s review of general economic conditions and uncertainties and increased charge-offs. The provision for loan losses was considered sufficient by management for maintaining an appropriate allowance for loan losses. Additional information regarding the allowance for loan losses and non-performing assets is included in the section captioned “Asset Quality”.

Management analyzes the appropriateness of the allowance for loan losses regularly through reviews of historical loan loss experience, the nature and volume of the portfolio, information about specific borrower situations and estimated collateral values, economic conditions, and other factors. The allowance for loan losses is a material estimate that is particularly susceptible to significant changes in the near term and is established through a provision for loan losses based on management’s evaluation of the risk inherent in the Company’s loan portfolio and the general economy. Loan losses are charged against the allowance when the uncollectibility of a loan balance is confirmed. Management believes that the allowance for loan losses was appropriate at September 30, 2003.

Non-Interest Income. Total non-interest income increased by $2,913, to $9,843 for the three months ended September 30, 2003, compared to $6,930 in the three months ended September 30, 2002.

Trust, brokerage and insurance sales income decreased by $216, or 11.3%, to $1,695 in the third quarter of 2003 from $1,911 in the third quarter of 2002. Brokerage and insurance sales revenue declined by $86 due to lower production during the implementation of a new brokerage program. Brokerage and insurance sales revenue is anticipated to be positively impacted due to the introduction of this new brokerage business model.

Customer service fees, representing service charges on deposits and fees for other banking services, increased by $438, or 28.1%, to $1,996 in the third quarter of 2003 from $1,558 in the third quarter of 2002. The increase was mainly attributed to the new overdraft service, OverdraftHonor®, that began being offered to clients in the third quarter of 2003. OverdraftHonor® is an overdraft management product that creates a communication process with overdrawn clients, saving the client the embarrassment and additional fees associated with returned checks.

Gains on sales of loans totaled $1,796 for the third quarter of 2003 compared to $1,736 for the same period in 2002. During the third quarter of 2003, the Company sold $8,410 of the guaranteed portion of its SBA (Small Business Association) and other government guaranteed loan originations in the secondary market compared to $9,864 during the third quarter of 2002, realizing gains of $909 in 2003 and $842 in 2002. Also, in the third quarter of 2003, the Company sold $79,014 of residential loans originated for sale compared to $92,677 during the same period in 2002, realizing gains of $887 in 2003 and $894 in 2002. Residential loan sale activity has been impacted by an increase in origination volumes in the favorable interest rate environment. However, due to the recent increase in rates, the trend of mortgage refinancing has slowed. As a result, fees associated with the mortgage related business have declined as refinancing activity slowed.

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

Security gains of $2,071 and an impairment charge of $250 were recognized for the three months ended September 30, 2003, for net security gains of $1,821. Security gains of $939 were recognized as a part of the Company’s management of the securities portfolio and overall balance sheet strategy to pre-pay high rate FHLB advances. Management sold $28,300 of lower yielding mortgage backed securities which had a higher degree of risk of average life extension in a rising rate scenario and to take advantage of the current market values of these bonds. Management sold $5,500 of seasoned, mortgage backed securities which also had a higher degree of risk of average life extension in a rising rate scenario. These pools were relatively small and thus less liquid and management took this as an opportunity to enhance the prospective liquidity and earnings of the portfolio while realizing a short-term gain. The gain on sale of these pools was $528. The proceeds were reinvested in collateralized mortgage obligations and mortgage backed securities with more stable average lives, cash flow structures and liquidity. In addition to these transactions, a $604 gain was recognized on the sale of $5,000 of trust preferred securities that were sold in order to lessen its credit exposure to specific issuers. These gains were partially offset by an impairment charge of $250 that was recognized on a $2,000 trust preferred security issued by North Country Financial Corporation of Manistique, Michigan. North Country Financial Corporation’s principal subsidiary, North Country Bank and Trust is operating under a Cease and Desist Order with the Federal Deposit Insurance Corporation and the Michigan Office of Financial and Insurance Services.

Other income increased by $810, or 47.0%, to $2,535 for the third quarter of 2003 from $1,725 in the third quarter of 2002. Within other operating income, a recovery of $531 of the previously recognized impairment charges was recorded in the third quarter of 2003 on the estimated value of the mortgage servicing rights (MSRs) due to the rise in interest rates and the corresponding decline in mortgage pre-payment speeds. During the third quarter of 2002, an impairment charge of $345 was recognized as a reduction to servicing income. The value of the MSR portfolio is analyzed quarterly by considering critical assumptions for pre-payment speeds, the targeted investor yield to a buyer of MSRs, and float on escrows. Market interest rates are an external factor that can have a material influence on this valuation process, as interest rates influence pre-payment speeds and targeted investor yield. Management believes that the estimated aggregate fair value of the MSRs was fairly stated at September 30, 2003. Future impairment could be realized if pre-payment speeds increase beyond the assumption rates. If rates continue to rise and pre-payment activity slows, the value of the servicing rights should be positively impacted.

Non-Interest Expense. Total non-interest expense increased $519, or 3.4%, to $15,669 in the three months ended September 30, 2003, compared to $15,150 in the three months ended September 30, 2002.

Salaries and employee benefits decreased to $8,146 and represented approximately 54.9% of total operating expenses (non-interest expense less amortization of intangibles) for the three months ended September 30, 2003 compared to $8,166, or 57.2% of total operating expenses in the third quarter of 2002. Increases related to annual merit increases, increased healthcare costs and increased costs related to the new defined contribution plan were partially offset by a $468 decrease in incentive expense. Also, there was a $476 increase in loan origination costs that are deferred related substantially to mortgage loan activity.

Taxes, other than income taxes, for the quarter ended September 30, 2003 were $505 compared with $273 in the third quarter 2002. Franchise tax expense increased when the franchise tax return was filed after the merger based on the new capital structure of the Company. This expense is not anticipated to increase as significantly in 2004.

Other non-interest expenses increased $490, to $3,825 during the third quarter of 2003 compared to $3,335 in the third quarter of 2002. The increase was mainly due to third quarter of 2002 expenses being reduced by a gain of $460 on the sale of other assets owned that were acquired from loan foreclosure. Increases in expenses related to loans, legal and credit and debit card interchange expenses were partially offset by declines in marketing and miscellaneous other expense categories, including postage, insurance and stationary and supplies.

Provision for Income Taxes. The Company’s provision for federal income taxes was $3,121, or 31.3% of pre-tax income, for the three months ended September 30, 2003 compared to $4,275, or 32.2% for pretax income, for the same period in 2002. The effective tax rate differed from the federal statutory rate principally as a result of tax-exempt income from obligations of states and political subdivisions, loans and earnings on bank owned life insurance.

Comparison of Operating Results For The Nine Months Ended September 30, 2003 and 2002

Net Income. Net income for the nine months ended September 30, 2003, was $20,659, or $0.93 per diluted share. This compares with net income of $16,751, or $0.83 per diluted share for the same period in 2002. Income before the accounting method change from the adoption of FAS 142 for the nine months ended September 30, 2002, was $18,143, or $0.90 per diluted share. Year-to-date 2002 results were significantly impacted by the merger between BancFirst Ohio Corp. and UNB Corp. Since the transaction was accounted for as a purchase of UNB Corp. by BancFirst, the 2002 results include the operations of BancFirst for the entire year and only include the operating results of UNB from March 8, 2002 through September 30, 2002. During the first nine months of 2003, net interest income decreased by 2.3% and non-interest income increased by 33.2%, as compared to the same period in 2002. The net interest margin decreased to 3.15% for the first nine months of 2003, compared to 3.80% for the same period in 2002. The decrease in the net interest margin was primarily due to the yields on interest-earning assets declining faster than the cost of interest-bearing liabilities. The Company’s return on average assets and return on average equity were 1.00% and 9.17%, respectively, for the nine months ended September 30, 2003, compared to 0.96% and 8.84%, respectively, for the nine months ended September 30, 2002.

Interest Income. Total interest income decreased 1.5% to $106,324 for the nine months ended September 30, 2003, compared to $107,924 for the same period in 2002. The decrease was primarily related to the lower market rates throughout 2003 and was partially offset by the increase in average interest-earning assets added from the merger with UNB Corp. During 2003, the yield on interest-earning assets declined by 115 basis points from the same period in 2002. The Company’s yield on average loans was 6.13% for the nine months ended September 30, 2003 and 7.14% for the comparable year ago period. The decrease in the yield on loans continued to be impacted by lower market rates throughout 2002 and 2003. In addition, the yield on loans was impacted during 2003 by faster than projected amortization of the purchase accounting adjustments associated with the mark-to-market of UNB Corp.’s loan portfolio at the time of the merger of equals between UNB Corp. and BancFirst Ohio Corp. in March of 2002. With the low rate environment and the subsequent refinancing of many of these loans, the amortization of the premiums was faster than originally projected. During 2003, $3,193 of amortization was originally projected, but $3,920 was actually recognized during the year. The impact of the additional premium amortization on the yield on average loans for 2003 was 5 basis points. It is anticipated that with the increase in rates and a steeper yield curve, the refinancing of these loans should slow and thus the amortization of these premiums should have less of an impact on the yield on loans in subsequent periods. However, these loans could continue to refinance or pay down at higher than anticipated speeds, thus impacting the yield on loans because of the additional amortization of the premium.

The yield on the securities portfolio decreased from 5.88% during the nine months of 2002 to 4.38% during the same period in 2003. The decrease in the yield on securities continued to be impacted by lower market rates throughout 2002 and 2003. Also, during the third quarter of 2003, the securities portfolio experienced significant pre-payments on collateralized mortgage obligations and mortgage backed securities which impacted the amortization of the premiums on these securities. The additional amortization impacted the yield on the securities by 21 basis points for the first nine months of 2003. At the end of the third quarter and into the fourth quarter of 2003, there was a slow down in the pre-payment speeds on securities and management anticipates that the yield on the securities portfolio will not be impacted as greatly by premium amortization given the current interest rate environment.

Interest Expense. Total interest expense decreased 0.4% to $48,201 for the nine months ended September 30, 2003, compared to $48,417 for the nine months ended September 30, 2002. The decrease in cost of funds was primarily from lower market rates affecting the rates paid on all deposit products and the cost of borrowings which was partially offset by the increase in average interest-bearing liabilities added from the merger with UNB Corp. The Company’s cost of interest-bearing liabilities decreased to 2.90% in the nine months ended September 30, 2003 compared to 3.42% in the same period of 2002. During the third quarter of 2003, $44,000 of fixed rate FHLB advances were paid off early as part of a strategy to help lower the future cost of funds. The pre-payment penalty of $1,033 increased the cost of interest-bearing liabilities by 6 basis points for the first nine months of 2003. Also, the cost of interest-bearing liabilities continued to be impacted by the deposit campaign of 2002 that brought in long-term certificates of deposit as part of a balance sheet strategy to mitigate exposure to possible increases in rates. Based on the Company’s interest rate risk position, management believed it was prudent to extend liabilities at a time of record low rates. In February through April of 2003, the Bank instituted an aggressive campaign to grow core deposits, specifically Money Market Savings and interest-bearing checking accounts that were promoted with a 90-day introductory rate. Based on the current historically low level of rates, the Company will have limited opportunities to further decrease rates on deposits.

Provision for Loan Losses. The provision for loan losses was $3,341 for the nine months ended September 30, 2003, compared to $7,139 during the same period in 2002. The provision expense in 2002 was based on the Company’s review of general economic conditions and uncertainties, increased charge-offs, the increased size of the loan portfolio due to the merger and due to the Company adopting the allowance for loan loss methodology of UNB Corp. The provision for loan losses was considered sufficient by management for maintaining an appropriate allowance for loan losses.

Non-Interest Income. Total non-interest income increased by $6,100, to $24,479 for the nine months ended September 30, 2003, compared to $18,379 in the nine months ended September 30, 2002.

Trust, financial planning, brokerage and insurance sales income decreased by $53, or 1.0%, to $5,508 for the nine months ended September 30, 2003 from $5,561 for the same period in 2002. The decline was mainly attributed to a $478 decline in financial planning fees due to the sale of Chornyak & Associates that was completed in July of 2002. The decline in financial planning fees was partially offset by an increase in Trust fees mainly due to the merger with UNB Corp.

Customer service fees, representing service charges on deposits and fees for other banking services, increased by $1,263, or 31.6%, to $5,257 for the nine months ended September 30, 2003 from $3,994 for the same period in 2002. The increase was mainly attributed to the merger with UNB Corp. and the new overdraft service, OverdraftHonor®, that began being offered to clients in the third quarter of 2003.

Gains on sales of loans totaled $6,132 for the nine months ended September 30, 2003 compared to $3,578 for the nine months ended September 30, 2002. During 2003, the Company sold $20,645 of the guaranteed portion of its SBA and other government guaranteed loan originations in the secondary market compared to $23,005 during the same period in 2002, realizing gains of $2,460 in 2003 and $2,025 in 2002. Also, in 2003, the Company sold $241,005 of residential loans originated for sale, realizing a gain of $2,816, and $23,516 of loans from the residential loan portfolio, realizing a gain of $856. For the nine months ended September 30, 2002, the Company sold $147,299 of residential loans originated for sale realizing a gain of $1,553. Residential loan sale activity has been impacted by an increase in origination volumes in the favorable interest rate environment. Loans were sold from the residential loan portfolio in the first quarter of 2003 as part of a strategy to manage the interest rate risk profile of the portfolio. Due to the recent increase in rates, the trend of mortgage refinancing has slowed. As a result, fees associated with the mortgage related business have declined as refinancing activity slowed.

Security gains of $3,485 and an impairment charge of $1,210 were recognized for the nine months ended September 30, 2003, for net security gains of $2,275. Security gains of $2,004 were recognized as a part of the Company’s management of the securities portfolio and overall balance sheet risk management strategy. Various securities transactions were executed during the year with the primary objective of reducing the Company’s exposure to continued high levels of pre-payments in its mortgage backed securities portfolio and to take advantage of the narrowing of spreads in the corporate bond market. In addition to these transactions, gains of $1,481 were recognized on the sale of $9,000 of trust preferred securities that were sold in order to lessen its credit exposure to specific issuers and because management believed they had reached maximum price potential. These gains were partially offset by an impairment charge of $1,210 that was recognized on a $2,000 trust preferred security issued by North Country Financial Corporation of Manistique, Michigan. North Country Financial Corporation’s principal subsidiary, North Country Bank and Trust is operating under a Cease and Desist Order with the Federal Deposit Insurance Corporation and the Michigan Office of Financial and Insurance Services.

Other income increased by $61, or 1.2%, to $5,307 for the nine months ended September 30, 2003 from $5,246 for the same period in 2002. Within other operating income, income from merchant fee income increased by $482 and interchange income increased by $223. These increases were attributed to the merger with UNB Corp. and higher volume from increased credit card usage. These increases were offset by a non-cash impairment of $579 that was recognized as a reduction to servicing income on the estimated value of the mortgage servicing rights (MSRs) due to the decline in interest rates and the corresponding acceleration in mortgage pre-payment speeds. Future impairment could be realized if pre-payment speeds increase beyond the assumption rates. If rates continue to rise and pre-payment activity slows, the value of the servicing rights should be positively impacted.

Non-Interest Expense. Total non-interest expense increased by $4,461 to $49,179 for the nine months ended September 30, 2003, compared to $44,718 for the same period in 2002.

Salaries and employee benefits increased by $3,256, or 14.0%, to $26,560 and represented approximately 57.0% of total operating expenses (non-interest expense less amortization of intangibles) for the nine months ended September 30, 2003 compared to $23,304, or 54.5% of total operating expenses for the same period in 2002. The increase was mainly attributed to the merger with UNB Corp. and to $1,232 of expense that was recognized in the second quarter of 2003 for the termination of the defined benefit plan. Also contributing to the increase in salaries and benefits were annual merit increases, increased healthcare costs and increased costs related to the new defined contribution plan. These increases were partially offset by a $1,551 decline in incentive expense and a $1,133 increase in loan origination costs that are deferred related substantially to mortgage loan activity.

Net occupancy expense increased to $2,604 for the nine months ended September 30, 2003 from $2,351 for the same period in 2002 primarily due to additional expenses attributed to facilities acquired from the merger with UNB Corp.

Furniture, equipment and data processing expenses increased to $4,452 for the nine months ended September 30, 2003 from $3,975 for the same period in 2002 primarily due to depreciation expense attributed to fixed assets added by the merger with UNB Corp.

Taxes, other than income taxes, for the nine months ended September 30, 2003 decreased by $249, or 13.9%, to $1,547 compared with $1,796 for the same period in 2002. The decline was mainly due to the recognition of a full year of Ohio Franchise tax expense for First National Bank of Zanesville being recognized in the first quarter of 2002 to correspond with the ending of First National Bank’s charter.

Amortization of other intangible assets increased by $580, or 29.5%, to $2,548 for the nine months ended September 30, 2003 from $1,968 for the same period in 2002. The increase was mainly attributed to the core deposit amortization related to the merger with UNB Corp. that was completed on March 7, 2002.

Other non-interest expenses decreased $144, or 1.3%, to $11,468 during the nine months ended September 30, 2003 compared to $11,324 for the same period in 2002. In the first quarter of 2003, an impairment charge of $84 was recognized on goodwill associated with a prior acquisition. Increases in electronic banking and telecommunication expenses, which were attributed to the merger with UNB Corp., were offset by declines in marketing, office supplies and losses associated with real estate properties that were acquired through loan foreclosures.

Provision for Income Taxes. The Company’s provision for federal income taxes was $9,423, or 31.3% of pre-tax income, for the nine months ended September 30, 2003 compared to $7,886, or 30.3% for the same period in 2002. The effective tax rate differed from the federal statutory rate principally as a result of tax-exempt income from obligations of states and political subdivisions, loans and earnings on bank owned life insurance.

Asset Quality

Non-performing Assets. To maintain the loan portfolio’s level of credit risk at an appropriate level, management sets underwriting standards and internal lending limits and provides for proper diversification of the portfolio by placing constraints on the concentration of credits within the portfolio. In monitoring the level of credit risk within the loan portfolio, management utilizes a formal loan review process to monitor, review, and consider relevant factors in evaluating specific credits in determining the appropriateness of the allowance for loan losses. The Company formally documents its evaluation of the appropriateness of the allowance for loan losses on a quarterly basis and the evaluation is approved by its board of directors.

Failure to receive principal and interest payments when due on any loan results in efforts to restore such loan to current status. Loans are classified as non-accrual when, in the opinion of management, full collection of principal and accrued interest is in doubt. Continued unsuccessful collection efforts generally lead to initiation of foreclosure or other legal proceedings. Property acquired by the Company as a result of foreclosure, or by deed in lieu of foreclosure, is classified as “other assets owned” until such time as it is sold or otherwise disposed of. The Company owned $2,095 of such property at September 30, 2003 compared to $2,296 at December 31, 2002.

Non-performing loans totaled $24,920, or 1.29% of total loans, at September 30, 2003, compared to $15,254, or 0.80% of total loans, at December 31, 2002. Non-performing assets totaled $27,015, or 1.40% of loans and other assets owned at September 30, 2003, compared to $17,550, or 0.92%, at December 31, 2002. Non-accrual loans were mainly comprised of $6,272 of residential mortgage loans, $1,213 of commercial loans, $3,522 of commercial real estate loans and $8,568 of SBA and other government guaranteed loans, of which $6,765 is guaranteed by the government. Non-performing loans, excluding the $6,765 of non-accrual loans guaranteed by the government, totaled $18,155, or 0.94% of total loans, at September 30, 2003 compared to 0.72%, excluding $1,548 of non-accrual loans guaranteed by the government, at December 31, 2002. The liquidation of the guaranteed portion of government guaranteed loans has been slow nationally due to the volume of loans in liquidation and uncertainty regarding plans under consideration to centralize the processing of buy backs and liquidation. While this has increased delinquencies and non-performing assets, management believes there is little risk of loss as these submissions are eventually processed. The remaining increase in non-accrual loans resulted primarily from delinquency trends in general. Residential delinquency trends are consistent with Ohio and national trends; bankruptcies are up, and are a significant part of the numbers. While this has caused increased delinquencies and non-performing assets, there continues to be little translation into losses. Management continues to remain cautious as the economic uncertainty extends and record levels of bankruptcies continue. Management of the Company is not aware of any material amounts of loans outstanding, not disclosed in the tables below, for which there is significant uncertainty as to the ability of the borrower to comply with present payment terms. The following is an analysis of the composition of non-performing assets and restructured loans:

	September 30, 2003	December 31, 2002
Non-accrual	$19,888	$10,040
Accruing loans 90 days or more past due	5,032	5,214

Total non-performing loans	24,920	15,254
Other assets owned and other non-performing assets	2,095	2,296

Total non-performing assets	$27,015	$17,550

Restructured loans	$2,598	$2,694

Non-performing loans to total loans	1.29%	0.80%
Non-performing assets to total assets	0.98%	0.65%
Non-performing assets to total loans plus other assets owned	1.40%	0.92%

Restructured loans consist of one loan that was restructured in May 1999 and has been performing in accordance with its restructured terms since such time. The restructured loan is not included in non-performing assets.

As of September 30, 2003, impaired loans were $3,826 compared with $7,352 at December 31, 2002. Commercial, commercial real estate and aircraft loans are classified as impaired if full collection of principal and interest in accordance with the terms of the loan documents is not probable. Impaired loans and non-performing loans have been considered in management’s analysis of the appropriateness of the allowance for loan losses.

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

The allowance for loan losses totaled $24,612 at September 30, 2003, representing 1.27% of total loans, compared to $25,271 at December 31, 2002, or 1.33% of total loans. Net charge-offs for the nine months ended September 30, 2003 were $3,999, compared to net charge-offs of $3,297 for the same period in 2002. Charge-offs were made in accordance with the Company’s standard policy and, for the nine months ended September 30, 2003, occurred primarily in the commercial, commercial real estate and consumer loan portfolios.

The allowance for loan losses as a percentage of non-performing loans (“coverage ratio”) was 98.8% at September 30, 2003, compared to 165.7% at December 31, 2002. Although used as a general indicator, the coverage ratio is not a primary factor in the determination of the appropriateness of the allowance by management, particularly given the extent to which the Company’s non-performing loans consist of single-family residential mortgage loans and that $6,765 of non-performing loans are guaranteed by the government. The allowance for loan losses as a percentage of non-performing loans, excluding the $6,765 of non-performing loans that are guaranteed by the government, was 135.6% at September 30, 2003 compared to 184.4%, excluding the $1,548 of non-performing loans that are guaranteed by the government, at December 31, 2002.

As of September 30, 2003, the aircraft portfolio of $136,388 represented 7.1% of the total loan portfolio. Management continues to carefully analyze the aircraft portfolio and the risk profile of the portfolio especially in light of decreasing collateral values in certain classes of aircraft. The aircraft portfolio consists of $95,020 of non-jet aircraft and values of non-jet aircrafts have historically been more stable than jet aircrafts. The remainder of the portfolio consists of loans secured by jets. These loans are predominately to businesses that use their planes as a business tool and not actually within the aircraft industry, i.e. charters or flight schools, thus reducing the Bank’s exposure to the aircraft industry as a whole. The Bank’s sales activity and marketing efforts continue to be on non-jet aircraft, such as single engine and piston twin aircraft with values predominately under $500. As of September 30, 2003, 70% of the aircraft portfolio was comprised of non-jet aircraft compared with 62% as of September 30, 2002.

Comparison of September 30, 2003 and December 31, 2002 Financial Condition

Total assets were $2.75 billion at September 30, 2003, an increase of $54,274 from December 31, 2002. Total securities increased by $38,200, or 8.5%, to $489,758 from December 31, 2002. The Company’s general investment strategy is to manage the portfolio to include rate sensitive assets, matched against interest sensitive liabilities to reduce interest rate risk. In recognition of this strategy, as well as to provide a secondary source of liquidity to accommodate loan demand and possible deposit withdrawals, the Company has chosen to classify the majority of its securities as available-for-sale. At September 30, 2003, 99.3% of the total securities portfolio was classified as available-for-sale, while those securities that the Company intends to hold to maturity represented the remaining 0.7%. This compares to 98.8% and 1.2% classified as available-for-sale and held-to-maturity, respectively, at December 31, 2002.

During 2003, various security transactions were executed as part of the management of the securities portfolio and the overall risk management strategy (See “Non-Interest Income.”) Security sales of $35,500 of mortgage-backed and collateralized mortgage obligations were completed to reduce the exposure to continued high levels of pre-payments in the mortgage backed securities portfolio. Also, a sale of $7,000 of corporate bonds was completed to take advantage of the narrowing of spreads in the corporate bond market. The funds generated from these sales were reinvested in lower coupon mortgage-backed and collateralized mortgage obligations which will be less susceptible to pre-payment risk and life extension. Also, $28,300 of lower yielding mortgage backed securities which had a higher degree of risk of average life extension in a rising rate scenario were sold in order to pre-pay high rate FHLB advances. In addition to these transactions, $9,000 of trust preferred securities were sold due to management’s belief that the securities had reached maximum price potential and in order to lessen its credit exposure to specific issuers.

Management periodically reviews the securities portfolio for possible impairment. Within the securities portfolio, an impairment charge of $1,210 was recognized during 2003 on a $2,000 trust preferred security issued by North Country Financial Corporation. On April 11, 2003, North Country Financial Corporation disclosed that a Cease and Desist Order had been entered pertaining to North Country Financial Corporation’s principal subsidiary, North Country Bank and Trust. North Country has suspended quarterly interest payments to security holders as allowed by the terms of the indenture. Management believes that the decline in value of this trust preferred security was directly related to credit issues and is other than temporary in nature. As a result of these circumstances and the current indicated market value of the security, the book value of this asset was written down in 2003. Except for the impairment charge recorded on the North Country trust preferred security, management believes that the unrealized losses on securities available for sale are temporary in nature and due primarily to changes in interest rates and not a result of credit related issues. Management believes that it has the ability to hold securities with unrealized losses to maturity or until such time as the unrealized losses reverse.

Total loans increased by $26,841 to $1.93 billion at September 30, 2003 from December 31, 2002. Within the loan portfolio, commercial loans increased by $26,013, or 10.6%, aircraft loans increased by $4,787, or 3.6% and home equity loans increased by $64,519, or 27.9%, from December 31, 2002. These increases were partially offset by a decline of $48,150, or 10.2%, in residential real estate loans as management continues to sell fixed rate mortgage production into the secondary market. During the first quarter of 2003, $23,516 of loans were sold from the residential real estate loan portfolio as part of a strategy to manage the interest rate risk profile of the portfolio.

Total deposits increased $78,680, or 4.1%, to $2.01 billion at September 30, 2003 from $1.93 billion at December 31, 2002. Interest-bearing demand deposits increased by $7,651, or 2.8% and money market deposits increased by $107,285, or 39.4%, which was partially offset by a decline of $53,772, or 5.1%, in certificate of deposits from December 31, 2002. The Bank instituted an aggressive campaign to grow core deposits, specifically Money Market Savings and interest-bearing checking accounts. These campaigns are part of management’s overall strategy to raise lower cost core deposits as funding sources which were promoted with a 90-day introductory rate. Total interest-bearing deposits accounted for 89.5% of total deposits at September 30, 2003, compared to 89.8% at December 31, 2002.

Short-term borrowings, which include sweep repurchase agreements and federal funds purchased, decreased by $1,161 to $57,553 at September 30, 2003, compared to $58,714 at December 31, 2002. Other borrowings decreased $3,028 to $328,883 at September 30, 2003, compared to $331,911 at December 31, 2002. During the third quarter of 2003, fixed rate FHLB advances of $44,000 were paid off early as part of a strategy to help lower the future cost of funds. These advances were partially replaced with a $40,000 variable rate advance that gives the Bank more flexibility relative to overall liquidity management since the advance can be paid off, in part or in full, on any monthly interest reset date without penalty. Also, during the third quarter of 2003, the Parent Company borrowed $15,000 from a financial institution that was used to facilitate additional investment in subsidiaries.

Critical Accounting Policies

The Company follows financial accounting and reporting policies that are in accordance with generally accepted accounting principles in the United States of America. These policies are presented in Note 1 to the consolidated audited financial statements in Unizan Financial Corp.’s annual report on Form 10-K for the year ended December 31, 2002. Some of these accounting policies, as discussed below, are considered to be critical accounting policies. Critical accounting policies are those policies that require management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. The Company has identified two accounting policies that are critical accounting policies and an understanding of these policies is necessary to understand the financial statements. These policies relate to determining the appropriateness of the allowance for loan losses and the valuation of the MSR. Additional information regarding these policies is included in the sections captioned “Provision for Loan Losses” and “Non-Interest Income,” respectively.

Management believes that the judgments, estimates and assumptions used in the preparation of the consolidated financial statements are appropriate given the factual circumstances at the time.

Liquidity and Capital Resources

The objective of liquidity management is to ensure the availability of funds to accommodate customer loan demand as well as deposit withdrawals while continuously seeking higher yields from longer-term lending and investing opportunities. This is accomplished principally by maintaining sufficient cash flows and liquid assets along with consistent stable core deposits and the capacity to maintain immediate access to funds. These immediately accessible funds may include federal funds sold, unpledged marketable securities, reverse repurchase agreements or available lines of credit from the Federal Reserve Bank, FHLB, or other financial institutions. An important factor in the preservation of liquidity is the maintenance of public confidence, as this facilitates the retention and growth of a large, stable supply of core deposits.

The Company’s principal source of funds to satisfy short-term liquidity needs comes from cash, due from banks, federal funds sold and borrowing capabilities through the FHLB, Federal Reserve Bank primary credit as well as other sources. Changes in the balance of cash and due from banks are due to changes in volumes of federal funds sold, and the float and reserves related to deposit accounts, which may fluctuate significantly on a day-to-day basis. As of September 30, 2003, cash, due from banks and federal funds sold totaled $91,386 compared with $80,167 at December 31, 2002. The securities portfolio serves as an additional source of liquidity for the Company. Securities with a market value of $486,427 were classified as available-for-sale as of September 30, 2003, representing 99.3% of the total securities portfolio. Classification of securities as available-for-sale provides for flexibility in managing net interest margin, interest rate risk, and liquidity. Securities with a market value of $365,102 at September 30, 2003 were pledged to secure public funds and other obligations.

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

Shareholders’ equity at September 30, 2003 was $302,525, compared to shareholders’ equity at December 31, 2002 of $304,290, a decrease of $1,765. The overall decline in shareholders’ equity was due to the repurchase of treasury stock through the Company’s buy-back program. During the nine month period ended September 30, 2003, treasury stock increased by $11,008 due to the repurchase of approximately 450,000 shares. During the first quarter of 2002, the Company’s Board of Directors approved a stock repurchase program authorizing management to repurchase up to 550,000 common shares of which 474,665 have been repurchased.

Under the risk-based capital guidelines, a minimum capital to risk-weighted assets ratio of 8.0% is required, of which, at least 4.0% must consist of Tier 1 capital (equity capital net of goodwill). Additionally, a minimum leverage ratio (Tier 1 capital to total assets) of 3.0% must be maintained. At September 30, 2003, the Company had a total risk-based capital ratio of 11.40%, of which 10.22% consisted of Tier 1 capital. The leverage ratio for the Company at September 30, 2003, was 8.16%.

Cash dividends declared and paid to shareholders of the Company totaled $8,792, or $0.41 per share, during the first nine months of 2003. This compares to dividends of $8,574, or $0.39 per share, for the same period in 2002.

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

In addition, bank regulators limit the amount of dividends a subsidiary bank can declare in any calendar year without obtaining prior approval. Banks must have the approval of its regulatory authority if a dividend in any year would cause the total dividends for that year to exceed the sum of the Bank’s current year’s “net profits” (or net income, less dividends declared during the period based on regulatory accounting principles) and the retained net profits for the preceding two years, less required transfers to surplus. As of September 30, 2003, $7,872 was available to pay as dividends to the holding company. Dividends in excess of this amount require regulatory approval prior to being paid.

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

The Company uses a dynamic computer model to generate earnings simulations, duration and net present value forecasts and gap analyses, each of which measures interest rate risk from a different perspective. The model incorporates a large number of assumptions, including the absolute level of future interest rates, the slope of the yield curve, various spread relationships, pre-payment speeds, repricing opportunities, cash flow characteristics of instruments without contractual maturity dates and changes in the volumes of multiple loan, investment and deposit categories. Management believes that individually and in the aggregate these assumptions are reasonable, but the complexity of the simulation modeling process results in a sophisticated estimate, not a precise calculation of exposure.

One of the most significant assumptions is the assignment of deposit balances without a stated maturity date to specific time frames. Since these deposits are subject to withdrawal on demand, and have rates that can be changed at any time, they could be considered immediately repriceable and assigned to the shortest maturity, resulting in a significant level of liability sensitivity. However, actual practice indicates that balances are withdrawn and replaced over a much longer time frame, and rates are modified less frequently and in smaller increments than changes which occur in financial market rates. The Company uses an estimated average decay rate to approximate deposit behavior over the simulation time horizon. As more data is developed over time, a statistical analysis of historical deposit behavior will replace the estimated average decay rates.

The model then applies a predetermined immediate parallel increase or decrease in the level of interest rates to forecast the impact on both net interest income and capital one year forward. While this methodology provides a comprehensive appraisal of interest rate risk, it is not necessarily indicative of actual or expected financial performance. Changes in interest rates that affect the entire yield curve equally at a single point in time are not typical, and the Company makes assumptions regarding the magnitude of changes that are applied to various deposit products. The residential mortgage pre-payment assumptions are based on industry medians and could differ from the Company’s actual results due to non-financial pre-payment incentives and other local factors. The behavior of depositors is based on an analysis of historical changes in balances and might not fully reflect current attitudes toward other investment alternatives. Moreover, the model does not include any interim changes in strategy the Company might instate in response to shifts in interest rates.

At September 30, 2003, assuming an immediate, parallel 200 basis point shift in market yields, the Company’s net interest income for the next twelve months was calculated to decrease by 11.7% if rates decline and to decrease by 5.1% if rates increase. At December 31, 2002, assuming an immediate, parallel 200 basis point shift in market yields, the Company’s net interest income for the next twelve months was calculated to decrease by 3.4% if rates decline and to decrease by 5.0% if rates increase. Since interest rates on deposit products are very low, the Company would not realize any significant future benefit from lower rates, but could see a continuing decrease in earning asset rates. The net present value of equity is defined as the difference between the present value of the Company’s assets and liabilities. In general, the present value of fixed rate financial instruments declines as market rates increase and increases as rates fall. Using the yield scenario defined above, the net present value of equity was forecasted to decline in a rising rate environment and to rise in a falling rate scenario.

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

The Company has interest rate swaps on which it pays fixed rates and receives variable rates. Two of the swaps, which have a total notional principal of $30,000, were executed to convert variable rate borrowings to fixed rates to reduce the risk of increased interest expense in a rising rate environment. They are recorded at a fair value of ($4,277) with changes recognized in other comprehensive income. Also, the Company initiated a program to provide long-term fixed rate loans to commercial borrowers without incurring interest rate risk by executing simultaneous interest rate swaps. At September 30, 2003, the notional value of swaps in this program totaled $10,509 at a fair value of ($110). For the nine months ended September 30, 2003, $1,439 has been recognized in interest expense related to the interest rate swaps compared with $2,251 for the same period in 2002.

The Company also has a notional balance of $3,000 of options on the S & P 500 which offsets the equivalent risk of certificate of deposit liabilities that have a return contractually linked to the index. The effective portion of the options and the embedded derivative are carried at a fair value of ($439), with changes recognized in other comprehensive income. For the year-to-date, the Company has recognized $21 in current income for the ineffective portion of the derivative.

Item 4:

CONTROLS AND PROCEDURES

The management of the Company is responsible for establishing and maintaining effective disclosure controls and procedures as defined under Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. As of the end of the period covered by this quarterly report, an evaluation was performed under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, management concluded the Company’s disclosure controls and procedures as of September 30, 2003, were effective in ensuring material information required to be disclosed in this Quarterly Report on Form 10-Q was recorded, processed, summarized, and reported on a timely basis. Additionally, there were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended September 30, 2003 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Exhibit 10.e—UNB Corp. 1997 Stock Option Plan, filed on February 28, 1998, is incorporated herein by reference to Form Definitive 14-A, dated April 15, 1997, Appendix A, as amended by Form S-8 filed on July 11, 2003.

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

Exhibit 31.1 – Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Roger L. Mann, President and Chief Executive Officer

Exhibit 31.2 – Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by James J. Pennetti, Executive Vice President and Chief Financial Officer

Exhibit 32.1 – Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Roger L. Mann, President and Chief Executive Officer

Exhibit 32.2 – Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by James J. Pennetti, Executive Vice President and Chief Financial Officer

(b) Reports on Form 8-K filed during the quarter ended September 30, 2003:

None

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Unizan Financial Corp. (Registrant)

Date November 12, 2003	/s/ Roger L. Mann

Roger L. Mann President and Chief Executive Officer

Date November 12, 2003	/s/ James J. Pennetti

James J. Pennetti Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)