Form 10-K
period 2003-12-31
UNIZAN FINANCIAL CORP
filed 2004-03-12
CIK 746481

United States

Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-K

☒                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in rule 12b-2 of the Act).    Yes  ☒    No  ☐

The aggregate market value of the Registrant’s outstanding voting common stock held by non-affiliates on June 30, 2003, determined using a per share closing price on that date of $17.57, as quoted on the Nasdaq Stock Exchange, was $379,992,627.

The number of shares outstanding of the Registrant’s common stock, as of February 29, 2004: 21,746,327 shares of $1.00 per share stated value common stock.

UNIZAN FINANCIAL CORP.

FORM 10-K

2003

PART I

Item 1 — Business

General Development of Business

Unizan Financial Corp. is a financial services holding company organized under the laws of the State of Ohio and is headquartered in Canton, Ohio. It conducts a full-service commercial and retail banking business through its wholly-owned subsidiary, Unizan Bank, National Association (“Bank”). Unizan Financial Corp. was formed as a result of the merger between BancFirst Ohio Corp. and UNB Corp. that was completed on March 7, 2002. The merger was accounted for under the purchase method of accounting. BancFirst Ohio Corp. was the accounting acquiror. Accordingly, UNB Corp.’s results of operations have been included from the date of the merger. The “Company” is defined as Unizan Financial Corp. and BancFirst Ohio Corp. The Company also has wholly owned subsidiaries: Unizan Financial Services Group, National Association; Unizan Banc Financial Services, Inc.; Unizan Financial Advisors, Inc.; Unizan Title Services, Inc. and Unizan, Inc. Unizan Financial Corp. is registered under the Bank Holding Company Act of 1956, as amended.

On January 27, 2004, Huntington Bancshares Incorporated, a $30 billion regional bank holding company headquartered in Columbus, Ohio, and Unizan Financial Corp. announced the signing of a definitive agreement to merge the two organizations. Under terms of the agreement, Unizan shareholders will receive 1.1424 shares of Huntington common stock, on a tax-free basis, for each share of Unizan. Based on the $23.10 closing price of Huntington’s common stock on January 26, 2004, this represents a price of $26.39 per Unizan share, a 15% premium to Unizan’s per share closing price of $22.95, and values the transaction at approximately $587 million. The merger was unanimously approved by both boards and is expected to close late in the second quarter of 2004, pending customary regulatory approvals, as well as Unizan shareholder approval.

During 2003, the Board of Directors of Unizan Financial Corp. approved a series of actions to strengthen its corporate governance practices. Included in those actions was the adoption of a new Code of Ethics and a Code of Ethics for Senior Financial Officers. More information on Unizan’s Code of Ethics is available on the Unizan website at www.unizan.com.

Unizan Financial Corp.’s internet site, www.unizan.com contains an Investor Relations section which provides annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements, director and officer reports on Form(s) 3, 4, and 5 and amendments to those documents filed or furnished pursuant to the Securities Exchange Act of 1934 free of charge as soon as reasonably practicable after Unizan has filed these documents with the Securities and Exchange Commission (SEC). In addition, Unizan’s filings with the SEC may be read and copied at the SEC Public Reference Room at 450 Fifth Street, NW Washington, DC 20549. Information on the operation of the Public Reference Room may be obtained by calling 1-800-SEC-0330. These filings are also available on the SEC’s website at www.sec.gov free of charge as soon as reasonably practicable after Unizan has filed the above referenced reports.

Description of Unizan Financial Corp.’s Business

Unizan Financial Corp.’s main affiliate, Unizan Bank, National Association, is a full-service banking organization with 45 banking offices offering a wide range of commercial, retail and fiduciary banking services primarily to customers in Stark, Summit, Wayne, Muskingum, Licking, Franklin, Greene, Miami and Montgomery Counties of Ohio. The Aircraft Finance Group of the Bank maintains a local sales office in Franklin County as well as two regional offices in Sacramento, California and Orlando, Florida, which generate loans nationally. Also, the Bank has small business lending centers to serve small businesses and specializes in loans guaranteed by the U.S. Department of Commerce, Small Business Administration (“SBA”). Currently, small business lending centers are located in Cleveland, Columbus, Cincinnati and Dayton, Ohio; Indianapolis, Indiana; Mt. Arlington, New Jersey and Detroit, Michigan.

The Bank offers a broad range of loan, deposit, trust and miscellaneous products and services. Loan products include commercial and commercial real estate loans, government guaranteed loans, a variety of residential mortgage and construction loan products, direct and indirect consumer installment loans, home equity lines of credit, aircraft financing and VISA business lines of credit. During 1997 through 2000, 2002 and 2003 the Bank was the largest originator of SBA 7(a) loans in Ohio based on dollar volume and has also been awarded the designation of Preferred Lender by the SBA. Deposit products include interest and non-interest bearing checking products, various savings and money market products, and certificates of deposit and IRAs with various maturities.

Other miscellaneous products and services provided by the Bank include ATM access, safe deposit boxes, night deposits, United States savings bonds, traveler’s checks, money orders and cashier checks, electronic and online banking services, wire transfer services, selected utility bill payments, collections and notary services. In addition, the Bank has correspondent relationships with major banks in New York, Pittsburgh, Detroit and Chicago pursuant to which the Bank receives and provides to its customers various financial services.

Investment and funds management services are provided through Unizan Financial Services Group, National Association and Unizan Financial Advisors, Inc. Services provided include employee benefit trusts, personal trusts, investment management services and in-house brokerage operations including fee-based financial planning, and the sale of mutual funds, stocks, bonds, annuities and insurance products.

Unizan Banc Financial Services, Inc. is a consumer finance company, regulated under the Ohio Mortgage Loan Act. Its products include real estate and non-real estate secured loans, as well as personal note loans and indirect retail loans. At December 31, 2003, total loans outstanding, net of unearned income, were $17.5 million. Loans secured by real estate accounted for 78.3% of outstandings while the remaining 21.7% is derived from personal and retail, non-real estate loans. The results of operations for Unizan Banc Financial Services for 2003 did not have a material impact on the earnings of Unizan Financial Corp.

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

Given its significant market share in its primary market area, the Company recognized that its desired growth would have to come primarily from expansion into new markets. In recognition of these factors, management undertook a growth strategy which emphasized:

•	acquiring existing branch locations from competing institutions as well as de novo branching;

•	acquiring bank and thrift holding companies;

•	expanding SBA into new markets;

•	expanding trust, private banking and investment services; and

•	improving technology to enhance services and manage the cost of operations.

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

Risk Factors

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

The Company may be unable to manage interest rate risks, which could reduce its net interest income

The Company’s results of operations are affected principally by net interest income, which is the difference between interest earned on loans and securities and interest expense paid on deposits and other borrowings. The Company cannot predict or control changes in interest rates. Regional and local economic conditions and the policies of regulatory authorities, including monetary policies of the Board of Governors of the Federal Reserve System, affect interest income and interest expense. During 2002 and 2003, interest rates have been very volatile. The Company expects such volatility to continue. The Company takes measures intended to manage the risks that result from changes in market interest rates. However, changes in interest rates can still have a material adverse effect on the Company’s profitability.

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

Changes in the financial services industry resulting from fluctuating interest rates, technological changes and deregulation have resulted in an increase in competition, merger activity and customer awareness of product and service differences among competitors.

Management believes that the deposit mix, coupled with the legal lending limit regulations that the Bank is subjected to, and limits imposed by the Bank’s asset and liability management policy, is such that no material portion of the Bank’s deposits or loans have been obtained from a single customer. Consequently, the loss of any one customer would not have a materially adverse effect on its business. The business of the Company and the Bank is not seasonal to any material degree.

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

On July 30, 2002, President Bush signed into law the Sarbanes-Oxley Act of 2002, which contains important new requirements for public companies in the area of financial disclosure and corporate governance. In accordance with section 302(a) of the Sarbanes-Oxley Act, written certifications by the Company’s Chief Executive Officer and Principal Financial Officer are required. These certifications attest that the Company’s quarterly and annual reports filed with the SEC do not contain any untrue statement of a material fact. In response to the Sarbanes-Oxley Act of 2002, the Company adopted a series of procedures to improve its corporate governance practices. One of these actions included the formation of a Financial Disclosure Committee whose members include the Chief Executive Officer, the Principal Financial Officer and other officers of the Company. Unizan Financial Corp. also requires signed certifications from managers who are responsible for internal controls throughout the Company as to the integrity of the information they prepare. These procedures supplement the Company’s Code of Ethics policies and procedures that have previously been in place. See Item 9(a) “Controls and Procedures” for an evaluation of the Company’s disclosure controls and procedures.

Unizan Financial Corp. is under the jurisdiction of the Securities and Exchange Commission for matters relating to its securities and is subject to the disclosure and regulatory requirements of the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended, as administered by the Commission. Common stock of Unizan Financial Corp. is also listed on The Nasdaq Stock Market under the trading symbol “UNIZ” and is subject to the rules of Nasdaq.

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

To be considered well capitalized an institution must have a risk-based capital ratio of 10%, a Tier 1 capital ratio of 6% and a leverage ratio of 5%. To be considered adequately capitalized an institution must have a risk-based capital ratio of 8%, a Tier 1 capital ratio of 4% and a leverage ratio of 4%. Institutions are required to monitor their capital levels closely and to notify their appropriate regulatory agency of any basis for a change in capital category. Failure to meet the capital guidelines could subject a banking institution to a variety of enforcement remedies available to federal regulatory authorities. Unizan Financial Corp.’s and its Bank subsidiary’s risk-based capital ratios, Tier 1 capital ratios and leverage ratios all exceeded minimum regulatory requirements to be considered well capitalized.

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

To the extent that the previous information describes statutory and regulatory provisions, it is qualified in its entirety by reference to the full text of those provisions. Also, such statutes, regulations and policies are continually under review by Congress and state legislatures and federal and state regulatory agencies. A change in statutes, regulations or regulatory policies applicable to Unizan Financial Corp. could have a material effect on the business of the Company.

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

Employees

As of December 31, 2003, Unizan Financial Corp. and its subsidiaries had 733 full-time equivalent employees. Unizan Financial Corp. and its subsidiaries are not a party to any collective bargaining agreement and management considers its relationship with its employees to be satisfactory.

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

Item 2 — Properties

The Company’s headquarters and the Bank’s main office, executive offices and various administrative offices are located in 21,800 square feet of the Unizan Bank Building, at 220 Market Avenue, South, Canton, Ohio that is leased from 220 Market Avenue Tenancy (Market Avenue, LLC). The property is leased through 2013 with five three-year options extending through the year 2028. Unizan Bank Center, at 624 Market Avenue, North, Canton, Ohio, is owned by the Bank and houses various administrative and operational departments of the Bank. The Bank also owns, free and clear of any encumbrances, thirty-one other buildings used as full service banking locations. Three additional full service branch locations are located in buildings owned by the Bank on land that is being purchased on a land contract or is being leased on an extended basis. One full service branch is located in a 15,000 square foot facility that is leased by the Bank. This facility is also used by the Bank for business lending, private banking, administrative and various operational activities. The Company also leases space in seventeen additional locations used primarily for full service banking locations, business lending and operational activities.

Unizan Banc Financial Services, Inc. has three offices located throughout Stark County. The offices are located at 4906 Portage Street NW in North Canton, Ohio, 7979 Hills and Dales in Massillon, Ohio and 536 West State Street in Alliance, Ohio. All of these locations are leased with various expiration dates through August 2007.

Space is leased for Unizan Financial Advisors, Inc. at 6275 Frank Avenue NW, in North Canton, Ohio, with a term that runs through September 2006.

The aggregate annual rentals paid by the Company during the past fiscal year did not exceed five percent of its operating expenses. Management of the Company believes that its properties are adequately insured and that the facilities owned or leased by the Company are satisfactory for its current operations. There is no mortgage debt owing on any of the above properties owned by the Bank.

Item 3 — Legal Proceedings

The nature of the Company’s business results in a certain amount of litigation. Accordingly, the Company and its subsidiaries are subject to various pending and threatened lawsuits in which claims for monetary damages are asserted in the ordinary course of business. While any litigation involves an element of uncertainty, in the opinion of management, liabilities, if any, arising from such ordinary cause litigation or threat thereof, will not have a material effect on the Company.

In February of 2004, a lawsuit was filed by two of the Company’s shareholders in the Common Pleas Court of Stark County, Ohio against the Company, its directors and certain of its executive officers alleging breach of fiduciary duty in evaluating and approving the agreement to merge the Company with Huntington Bancshares Incorporated (“Huntington”). The plaintiffs have requested the court to grant them class action status to bring the case on behalf of all shareholders. Among other things, the lawsuit seeks to prevent the Company from merging with Huntington and requests unspecified monetary damages. Management believes the legal claims in the lawsuit are without merit and intends to vigorously defend the case.

Item 4 — Submission of Matters to a Vote of Security Holders

During the fourth quarter of the year ended December 31, 2003, there were no matters submitted to a vote of security holders.

PART II

Item 5 — Market Price of and Dividends on the Common Equity and Related Stockholder Matters

Shares of Unizan Financial Corp. common stock are traded on The Nasdaq Stock Market under the symbol UNIZ.

Market Price Ranges for Common Stock

	2003
Quarter	High	Low	Dividend Rate
First	$20.32	$18.32	$0.135
Second	$19.10	$16.50	$0.135
Third	$20.05	$17.75	$0.135
Fourth	$21.67	$18.08	$0.135

	2002
Quarter	High	Low	Dividend Rate
First	$20.00	$17.15	$0.130
Second	$21.64	$18.50	$0.130
Third	$21.45	$16.60	$0.130
Fourth	$20.09	$18.00	$0.130

As of January 31, 2004, the Company had 3,233 shareholders of record and an estimated 3,804 additional beneficial holders whose stock was held in nominee name.

For information as to restrictions on the ability of the Bank to transfer funds to the Company in the form of cash dividends, attention is directed to the caption “Capital Resources” found within Management’s Discussion and Analysis and to Note 18—Dividend and Regulatory Capital Requirements of this Form 10-K.

Item 6 — Five Year Summary of Selected Data

FIVE YEAR SUMMARY OF SELECTED DATA

	Years ended December 31,
	2003	2002(2)	2001	2000(2)	1999
	(In thousands of dollars, except per share data)
Statement of Income Data:
Interest income	$138,860	$146,720	$114,370	$111,725	$88,114
Interest expense	62,129	65,510	68,132	70,946	49,647

Net interest income	76,731	81,210	46,238	40,779	38,467
Provision for loan losses	4,833	7,893	2,250	1,800	1,580
Non-interest income	30,602	25,620	14,022	13,121	10,753
Non-interest expense	68,169	60,693	34,300	31,617	29,651

Income before income taxes and cumulative effect of change in accounting principles	34,331	38,244	23,710	20,483	17,989
Provision for federal income tax	11,108	11,739	7,659	6,552	5,685

Income before cumulative effect of change in accounting principles	23,223	26,505	16,051	13,931	12,304
Accounting method change—Adoption of FAS 142	—	(1,392)	—	—	—

Net income	$23,223	$25,113	$16,051	$13,931	$12,304

Cash dividends declared	$11,717	$11,446	$5,129	$4,652	$4,401

Per share data:(1)
Income before cumulative effect of accounting change:
Basic	$1.07	$1.31	$1.38	$1.26	$1.13
Diluted	1.05	1.28	1.37	1.25	1.13
Net income:
Basic	1.07	1.25	1.38	1.26	1.13
Diluted	1.05	1.21	1.37	1.25	1.13
Dividends	0.54	0.52	0.44	0.42	0.41
Book value per share	14.04	13.84	10.06	9.21	7.59

Average balances:
Total assets	$2,740,079	$2,418,613	$1,530,326	$1,450,555	$1,210,077
Total earning assets	2,494,045	2,192,546	1,429,372	1,351,965	1,137,993
Total deposits	2,008,451	1,729,394	1,117,653	952,617	792,466
Gross loans	1,951,840	1,752,249	1,078,111	990,811	810,782
Shareholders’ equity	301,914	265,027	113,092	90,329	86,091

Financial ratios:
Net income as a percentage of:
Average assets	0.85%	1.04%	1.05%	0.96%	1.02%
Average shareholders’ equity	7.69	9.48	14.19	15.42	14.29
Cash dividends as a percentage of net income	50.45	45.58	31.96	33.02	35.76
Average shareholders’ equity as a percentage of average assets	11.02	10.96	7.39	6.23	7.11
Net interest margin	3.12	3.74	3.29	3.09	3.47
Gross loans/assets	71.23	72.45	69.74	68.31	67.00
Gross loans/deposits	99.63	98.69	93.65	97.85	106.33
Allowance for loan losses/total loans	1.25	1.33	1.02	0.93	0.87
Net charge-offs to average loans	0.28	0.31	0.17	0.09	0.10

Year-end balances:
Total assets	$2,727,249	$2,691,902	$1,471,454	$1,559,601	$1,274,206
Borrowings	365,472	351,911	240,565	325,368	385,498
Total shareholders’ equity	302,823	304,290	116,506	107,142	80,108

(1)	Per share data has been restated to reflect all stock dividends, stock splits and by the 1.325 exchange factor for the merger of BancFirst Ohio Corp. and UNB Corp.
(2)	The merger of BancFirst Ohio Corp. and UNB Corp. in 2002 and the acquisition of Milton in 2000 significantly affect the comparability of the Company’s results of operations for prior years.

Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Dollars in thousands, except per share data)

For a comprehensive understanding of the Company’s financial condition and performance, this discussion should be read in conjunction with the Consolidated Financial Statements, accompanying notes, and other information contained elsewhere herein.

Forward Looking Statement

Certain statements contained in this report that are not historical facts are forward looking statements that are subject to certain risks and uncertainties. When used herein, the terms “anticipates,” “plans,” “expects,” “believes,” “estimates” or “projects” and similar expressions as they relate to Unizan Financial Corp. or its management are intended to identify such forward looking statements. Unizan Financial Corp.’s actual results, performance or achievements may materially differ from those expressed or implied in the forward looking statements. Risks and uncertainties that could cause or contribute to such material differences include, but are not limited to: general economic conditions; interest rate environment; competitive conditions in the financial services industry; changes in law, governmental policies and regulations; material unforeseen changes in the liquidity, results of operation, or financial condition of the Company’s customers; and other risks detailed in “Item 1: Business—Risk Factors,” all of which are difficult to predict and many of which are beyond the control of the Company.

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

Unizan Financial Corp. was formed as a result of the merger between BancFirst Ohio Corp. and UNB Corp. that was completed on March 7, 2002. BancFirst Ohio Corp.’s shareholders received, for each BancFirst Ohio Corp. share, 1.325 shares of UNB Corp. common stock. The merger was accounted for under the purchase method of accounting. Accordingly, UNB Corp.’s results of operations have been included from the date of the merger. BancFirst Ohio Corp. was the accounting survivor since BancFirst Ohio Corp. had majority stock ownership. The historical numbers reported for comparison purposes reflect BancFirst Ohio Corp.’s results. Total assets added from this merger approximated $1.2 billion.

On January 27, 2004, Huntington Bancshares Incorporated, a $30 billion regional bank holding company headquartered in Columbus, Ohio, and Unizan Financial Corp. announced the signing of a definitive agreement to merge the two organizations. Under the terms of the agreement, Unizan shareholders will receive 1.1424 shares of Huntington common stock, on a tax-free basis, for each share of Unizan. Based on the $23.10 closing price of Huntington’s common stock on January 26, 2004, this represents a price of $26.39 per Unizan share, a 15% premium to Unizan’s per share closing price of $22.95, and values the transaction at approximately $587 million. The merger was unanimously approved by both boards and is expected to close late in the second quarter of 2004, pending customary regulatory approvals, as well as Unizan shareholder approval.

Results of Operations

Unizan Financial Corp.’s consolidated net income for 2003 was $23,223, or $1.05 per diluted share. This compares with net income of $25,113, or $1.21 per diluted share, for 2002 and $16,051, or $1.37 per diluted share, for 2001. Return on average assets was 0.85% in 2003, compared with 1.04% and 1.05% for 2002 and 2001, respectively. The Company’s return on average equity was 7.69% for 2003, compared with 9.48% in 2002 and 14.19% in 2001.

Business Line Results

The Company manages and operates two major lines of businesses: community banking and investment and funds management. Community banking includes lending and related services to businesses and consumers, mortgage banking, and deposit gathering. Investment and funds management includes trust services, financial planning services and retail sales of investment products. These business lines are identified by the entities through which the product or service is delivered. See Note 22 — Segment Reporting to the Consolidated Financial Statements, for further information.

Net Interest Income

Net interest income, the primary source of earnings for the Company, is the difference between interest and loan fee income generated on interest-earning assets and the interest expense paid on deposits and borrowed funds. The amount of net interest income is affected by both changes in the level of interest rates and the amount and composition of interest-earning assets and interest-bearing liabilities. For this discussion, net interest income is presented on a fully tax equivalent (“FTE”) basis which restates interest on tax-exempt securities and loans as if such interest was subject to federal income tax at the statutory rate.

For 2003, net interest income declined to $77,850 from $81,952 in 2002. Total interest income decreased 5.07% to $139,979 in 2003, compared to $147,462 for the same period in 2002. The decrease was primarily related to the record low rate environment throughout 2003 and was partially offset by the increase in average interest-earning assets added from the merger with UNB Corp. During 2003, the yield on interest-earning assets declined by 112 basis points from the same period in 2002. The Company’s yield on average loans was 6.05% in 2003 and 7.02% for the comparable year ago period. The yield on loans continued to be impacted by sustained lower market rates throughout 2002 and 2003. As a result a large portion of the loan portfolio automatically repriced or borrowers chose to refinance to lower rates. In addition, the yield on loans was impacted during 2003 by faster than projected amortization of the purchase accounting adjustments associated with the mark-to-market of UNB Corp.’s loan portfolio at the time of the merger of equals between UNB Corp. and BancFirst Ohio Corp. in March of 2002. With the low rate environment and the subsequent refinancing of many of these loans, the amortization of the premiums was faster than originally projected. During 2003, $4,257 of amortization was originally projected, but $4,735 was actually recognized during the year. It is anticipated that with the increase in rates and a steeper yield curve, the refinancing of these loans should slow and thus the amortization of these premiums should have less of an impact on the yield on loans in subsequent periods. However, these loans could continue to refinance or pay down at higher than anticipated speeds, thus impacting the yield on loans because of the additional amortization of the premium.

The yield on the securities portfolio decreased from 5.69% in 2002 to 4.14% during 2003. The decrease in the yield on securities continued to be impacted by lower market rates throughout 2002 and 2003. Also, during 2003, the securities portfolio experienced significant pre-payments on collateralized mortgage obligations and mortgage backed securities which impacted the amortization of the premiums on these securities and resulted in more cash flows being reinvested at lower market rates. In the fourth quarter of 2003, there was a slow down in the pre-payment speeds on securities and management anticipates that the yield on the securities portfolio will not be impacted as greatly by premium amortization given the current interest rate environment.

Total interest expense decreased 5.16% to $62,129 in 2003, compared to $65,510 in 2002. The decrease in cost of funds was primarily from lower market rates affecting the rates paid on all deposit products and the cost of borrowings which was partially offset by the increase in average interest-bearing liabilities added from the merger with UNB Corp. The Company’s cost of interest-bearing liabilities decreased to 2.81% in 2003 compared to 3.36% for the same period of 2002. The Company has been limited in its ability to further reduce the cost of its interest-bearing liabilities as deposit spreads have narrowed in this sustained low market rate environment combined with the fixed term nature of its borrowings. During the third quarter of 2003, $44,000 of fixed rate Federal Home Loan Bank (FHLB) advances were paid off prior to their scheduled maturity dates as part of a strategy to help lower the future cost of funds. The pre-payment penalty of $1,033 increased the cost of interest-bearing liabilities by 4 basis points in 2003. The cost of interest-bearing liabilities was also impacted by a deposit campaign in 2002 that brought in long-term certificates of deposit as part of a balance sheet strategy to reduce its risk profile and partially mitigate its exposure in a rising rate environment. Also, in February through April of 2003, the Bank instituted an aggressive campaign to grow core deposits, specifically Money Market Savings and interest-bearing checking accounts that were promoted with a 90-day introductory rate. Based on the current historically low level of rates, the Company will have limited opportunities to further decrease rates on deposits.

In 2002, the increase in net interest income to $81,952 from $47,059 in 2001, was attributed to the growth in average interest-earning assets due to the merger with UNB Corp. In 2002, the yield on interest-earning assets declined by 133 basis points which was offset by a 177 basis point reduction in the cost of funds. The Company tries to maintain a neutral interest rate risk position to minimize the impact of changes in rates on net interest income and the net interest margin. If rates continue to decline in 2004, the net interest margin is likely to decline. Borrowers will have the option to pre-pay or refinance existing loans, but the Company will have less opportunity to decrease rates on deposits since they are near historical lows. If rates increase, variable rate loans will reprice upward, but could be offset by similar increases in deposit rates, resulting in a flat to declining net interest margin rate. Loan fees in the amount of $4,315, $3,903 and $2,695 were included in interest on loans for the years ended December 31, 2003, 2002 and 2001, respectively.

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

AVERAGE BALANCE SHEET AND RELATED YIELDS

	2003			2002			2001
	Average Balance	Interest	Rate*	Average Balance	Interest	Rate*	Average Balance	Interest	Rate*
	(In thousands of dollars)
Interest earning assets:
Interest bearing deposits	$2,410	$12	0.50%	$2,460	$30	1.22%	$661	$32	4.84%
Federal funds sold	13,438	161	1.20%	13,586	211	1.55%	24,422	1,151	4.71%
Securities:
Taxable	481,343	18,786	3.90%	392,298	22,076	5.63%	299,386	20,895	6.98%
Tax-exempt	45,014	3,014	6.70%	31,953	2,069	6.48%	26,792	2,105	7.86%
Loans:
Commercial	1,030,737	60,306	5.85%	875,280	61,037	6.97%	514,945	44,854	8.71%
Real Estate	458,701	30,200	6.58%	503,216	38,084	7.57%	429,092	34,676	8.08%
Consumer	462,402	27,500	5.95%	373,753	23,955	6.41%	134,074	11,478	8.56%

Total interest earning assets	2,494,045	139,979	5.61%	2,192,546	147,462	6.73%	1,429,372	115,191	8.06%

Non-earning assets:
Cash and due from banks	57,932			53,301			24,981
Other non-earning assets	213,013			196,369			86,327
Allowance for loan losses	(24,911)			(23,603)			(10,354)

Total assets	$2,740,079			$2,418,613			$1,530,326

Interest bearing liabilities:
Demand deposits	$282,540	2,424	0.86%	$240,634	3,283	1.36%	$129,002	$3,911	3.03%
Savings deposits	500,362	5,407	1.08%	387,060	5,511	1.42%	170,503	4,647	2.73%
Time deposits	1,028,820	35,181	3.42%	936,409	36,331	3.88%	745,155	41,633	5.59%
Short-term borrowings	65,291	484	0.74%	51,942	493	0.95%	1,508	27	1.79%
Subordinated note/Company obligated mandatorily redeemable trust preferred	20,000	2,019	10.10%	20,000	2,019	10.10%	20,000	2,018	10.09%
Other borrowings	311,394	16,614	5.34%	314,707	17,873	5.68%	260,768	15,896	6.10%

Total interest bearing liabilities	2,208,407	62,129	2.81%	1,950,752	65,510	3.36%	1,326,936	68,132	5.13%

Non-interest bearing liabilities:
Demand deposits	196,729			165,291			72,993
Other liabilities	33,029			37,543			17,305
Shareholders’ equity	301,914			265,027			113,092

Total liabilities and equity	$2,740,079			$2,418,613			$1,530,326

Net interest income and interest rate spread		$77,850	2.80%		$81,952	3.37%		$47,059	2.93%

Net yield on interest earning assets			3.12%			3.74%			3.29%

*	Average rates of all categories including tax-free income are stated on a fully tax equivalent basis.

The Company’s net interest margin decreased by 62 basis points to 3.12% in 2003 from 3.74% in 2002, and by 17 basis points from the 2001 net interest margin rate of 3.29%. The decline in the net interest margin in 2003 was primarily due to the yields on interest-earning assets declining faster than the cost of interest-bearing liabilities. In 2002, the improvement in the net interest margin was primarily from lower cost of funds due to the decline in market interest rates and due to a change in funding mix as a result of the merger.

Net interest income may also be analyzed by segregating the volume and rate components of interest income and interest expense. The following table discloses the dollar changes in the Company’s net interest income attributable to changes in levels of interest-earning assets or interest-bearing liabilities (volume), changes in average yields on interest-earning assets and average rates on interest-bearing liabilities (rate) and the combined volume and rate effects (total). For the purposes of this table, the change in interest due to both rate and volume has been allocated to volume and rate change in proportion to the relationship of the dollar amounts of the change in each category. In general, this table provides an analysis of the affect on income of balance sheet changes which occurred during the periods and the changes in interest rate levels.

CHANGES IN NET INTEREST DIFFERENTIAL — RATE/VOLUME ANALYSIS

	2003 vs. 2002 Increase (Decrease) Due To Change In			2002 vs. 2001 Increase (Decrease) Due To Change In
	Volume	Rate	Total	Volume	Rate	Total
	(In thousands of dollars)
Interest income:
Interest-bearing deposits with other banks	$(1)	$(17)	$(18)	$36	$(38)	$(2)
Federal funds sold	(2)	(48)	(50)	(374)	(566)	(940)
Securities:
Taxable	4,357	(7,647)	(3,290)	5,711	(4,530)	1,181
Tax-exempt	872	73	945	368	(404)	(36)
Loans:
Commercial	9,925	(10,656)	(731)	26,516	(10,333)	16,183
Real Estate	(3,192)	(4,692)	(7,884)	5,712	(2,304)	3,408
Consumer	5,368	(1,823)	3,545	15,997	(3,520)	12,477

Total interest income	17,327	(24,810)	(7,483)	53,966	(21,695)	32,271
Interest expense:
Interest-bearing demand deposits	504	(1,363)	(859)	2,246	(2,874)	(628)
Savings	1,400	(1,504)	(104)	3,854	(2,990)	864
Certificates and other time deposits	3,392	(4,542)	(1,150)	9,195	(14,497)	(5,302)
Short-term borrowings	112	(121)	(9)	485	(19)	466
Subordinated note/Company obligated mandatorily redeemable trust preferred	—	—	—	—	1	1
Other borrowings	(186)	(1,073)	(1,259)	3,119	(1,142)	1,977

Total interest expense	5,222	(8,603)	(3,381)	18,899	(21,521)	(2,622)

Net interest income	$12,105	$(16,207)	$(4,102)	$35,067	$(174)	$34,893

Other Income

Non-interest income for 2003 totaled $30,602, an increase of $4,982, or 19.45%, from 2002. This compares to an increase of $11,598, or 82.71%, from 2001 to 2002. The following table sets forth the Company’s non-interest income for the periods indicated:

OTHER INCOME

	Years ended December 31,
	2003	2002	2001
	(In thousands of dollars)
Trust, financial planning, brokerage and insurance sales	$7,199	$7,395	$3,499
Customer service fees	7,364	5,602	2,671
Gains on sale of loans	7,125	5,847	3,551
Security gains, net	1,773	186	317
Income on bank owned life insurance	2,476	2,755	1,759
Other operating income	4,665	3,835	2,225

Total other income	$30,602	$25,620	$14,022

Trust, financial planning and brokerage fees decreased by $196, or 2.65%, to $7,199 in 2003, from $7,395 in 2002 and increased by $3,896 to $7,395 in 2002, from $3,499 in 2001. The decline in 2003 was mainly attributed to a $466 decline in financial planning fees due to the sale of Chornyak & Associates that was completed in July of 2002. The decline in financial planning fees was partially offset by an increase in trust fees mainly due to the merger with UNB Corp. The increase in trust fees in 2002 was primarily related to the fee income added from the merger with UNB Corp. and the increase was partially offset by a decline in financial planning fees due to the sale of Chornyak & Associates.

Customer service fees, representing service charges on deposits and fees for other banking services, increased to $7,364 in 2003 from $5,602 in 2002 and from $2,671 in 2001. The increase in 2003 was mainly attributed to the merger with UNB Corp., an increase in service charges paid by commercial customers due to the lower interest rates causing a lower earnings credit applied on deposits, as well as the new overdraft service that began being offered to clients in the third quarter of 2003. The increase in 2002 was mainly attributed to the merger with UNB Corp.

Gains on sales of loans totaled $7,125, in 2003 compared to $5,847 in 2002. During 2003, the Company sold $28,035 of the guaranteed portion of its Small Business Association (SBA) and other government guaranteed loan originations in the secondary market compared to $31,638 during the same period in 2002, realizing gains of $3,257 in 2003 and $2,987 in 2002. Also, in 2003, the Company sold $273,092 of residential loans originated for sale, realizing gains of $3,012, and $23,516 of loans from the residential loan portfolio, realizing a gain of $856. Loans were sold from the residential loan portfolio in the first quarter of 2003 as part of a strategy to manage the interest rate risk profile of the portfolio. In 2002, the Company sold $254,402 of residential loans originated for sale realizing gains of $2,860. Gains on sales of loans totaled $3,551 for 2001. During 2001, the Company sold $28,388 of the guaranteed portion of its SBA, and other government guaranteed loan originations in the secondary market, realizing gains of $2,536 in 2001. Also, the Company sold $61,034 of residential loans originated for sale, realizing gains of $1,015 during 2001. Residential loan sale activity was at record levels in 2003 and 2002 compared to 2001 as a result of lower market rates. However, due to the recent increase in rates, the trend of mortgage refinancing has slowed. As a result, fees associated with the mortgage-related business have declined as refinancing activity slowed.

On January 7, 2004, the SBA temporarily closed its Section 7(a) program as it encountered an unprecedented demand for loan guarantees. On January 14, 2004, the SBA reopened its 7(a) loan program with an additional $470 million in lending authority, and a loan cap of $750 per loan recipient. Unizan does not anticipate a drop in production, as the average loan in 2003 was $563, and many of the typical transactions will be unaffected. Furthermore, there are other fully funded loan programs available (SBA 504 and USDA B & I) that can be utilized as we await resolution to what we anticipate to be a short-term issue. The SBA has historically utilized temporary loan caps to manage high demand, most recently at $500 in early 2002, 1997 and 1995. Unizan has successfully managed through previously imposed SBA loan caps with no reduction in budgeted fee income.

Net security gains of $1,773 were recognized in 2003 compared with $186 in 2002, and $317 in 2001. Security gains of $2,004 were recognized as a part of the Company’s management of the securities portfolio and overall balance sheet risk management strategy. Various securities transactions were executed during the year with the primary objective of reducing the Company’s exposure to continued high levels of pre-payments in its mortgage backed securities portfolio and to take advantage of the narrowing of spreads in the corporate bond market. In addition to these transactions, net gains of $1,179 were recognized on the sale of trust preferred and equity securities that were sold in order to lessen the Company’s credit exposure to specific issuers. These gains were partially offset by an impairment charge of $1,410 that was recognized on a $2,000 trust preferred security issued by North Country Financial Corporation of Manistique, Michigan. North Country Financial Corporation’s principal subsidiary, North Country Bank and Trust, is operating under a Cease and Desist Order with the Federal Deposit Insurance Corporation and the Michigan Office of Financial and Insurance Services.

Income on bank owned life insurance (BOLI) decreased $279 to $2,476 in 2003 from $2,755 for 2002. The decline is attributed to lower interest rates in 2003. During 2002, income on BOLI was $2,755, up $996 from $1,759 reported in 2001. Of the increase, $291 was related to a death benefit recognized in 2002 and the remaining increase was due to the merger with UNB Corp.

Other operating income was $4,665 for 2003, an increase of $830, or 21.64%, from 2002. Within other operating income, merchant fee income increased by $488 and interchange income increased by $208. These increases were attributed to the merger with UNB Corp. and higher volume from increased credit card usage. Other operating income was $3,835 for 2002, an increase of $1,610 from 2001. During 2002, within other operating income, income from merchant fee income increased by $1,097 and interchange income increased by $478. These increases were attributed to the merger with UNB Corp. These increases were partially offset by an impairment charge of $1,185 on the mortgage servicing asset as the decline in interest rates and the corresponding acceleration in mortgage pre-payment speeds continued. Future impairment could be realized if pre-payment speeds increase beyond the assumption rates. If rates begin to rise and pre-payment activity slows, the value of the servicing rights should be positively impacted.

Other Expenses

Other expenses totaled $68,169 for 2003, an increase of $7,476, or 12.32%, from 2002. This compares to an increase of $26,293, or 76.95%, from 2001 to 2002. The following table sets forth the Company’s other expenses for the periods indicated:

OTHER EXPENSES

	Years ended December 31,
	2003	2002	2001
	(In thousands of dollars)
Salaries, wages, pension and benefits	$37,219	$31,737	$18,425
Occupancy expense	3,432	3,199	1,982
Furniture and equipment expense	2,315	2,109	1,147
Taxes other than income taxes expense	2,051	1,975	1,065
Goodwill amortization expense	—	—	1,122
Other intangible amortization expense	3,387	2,841	682
Other operating expenses	19,765	18,832	9,877

Total other expenses	$68,169	$60,693	$34,300

Salaries, wages and benefits increased by $5,482 to $37,219 in 2003, from $31,737 in 2002. The increase in 2003 was mainly attributed to the recognition of $2,159 associated with severance expense related to the Company’s former Chief Financial Officer and to $1,232 of expense recognized for the termination of the defined benefit plan. Also contributing to the increase in salaries and benefits in 2003, were annual merit increases, increased healthcare costs, increased costs related to the new defined contribution plan, as well as the merger with UNB Corp. These increases were partially offset by a $2,117 decline in incentive expense and a $1,318 increase in deferred loan origination costs related substantially to mortgage loan activity. Salaries, wages and benefits increased by $13,312 to $31,737 in 2002, from $18,425 in 2001. The increase in 2002 included $980 of severance expenses and the remaining increase was attributed to the merger with UNB Corp. This increase was partially offset by a $390 curtailment gain from the termination of the post-retirement medical benefits plan.

Occupancy expenses increased by $233 to $3,432 in 2003, from $3,199 in 2002. In 2002, occupancy expenses increased by $1,217 to $3,199, from $1,982 in 2001. The increases in both years were mainly attributed to the merger with UNB Corp.

Furniture and equipment expense increased by $206 to $2,315 in 2003, from $2,109 in 2002. In 2002, furniture and equipment expense increased by $962 to $2,109 in 2002, from $1,147 in 2001. The increase in both years was primarily due to depreciation expense attributed to fixed assets added by the merger with UNB Corp.

Taxes, other than income taxes, increased by $76 to $2,051 in 2003, from $1,975 in 2002. Taxes, other than income tax expense, increased by $910 to $1,975 in 2002, from $1,065 in 2001. The increase in 2002 was primarily due to additional expense attributed to the merger with UNB Corp.

There was no goodwill amortization expense recognized in 2003 and 2002 compared to $1,122 in 2001, due to the adoption of SFAS No. 142 on January 1, 2002. Other intangible amortization expense increased to $3,387 in 2003 from $2,841 in 2002 and from $682 in 2001, primarily due to the core deposit amortization related to the merger with UNB Corp. that was completed on March 7, 2002.

Other operating expenses increased by $933 to $19,765 in 2003, from $18,832 in 2002. Increases in electronic banking, telecommunication and professional services expenses, which were mainly attributed to the merger with UNB Corp. were partially offset by declines in marketing and losses associated with real estate properties that were acquired through loan foreclosures. Other operating expenses increased by $8,955 to $18,832 in 2002, from $9,877 in 2001. Of the increase in 2002, $652 was related to losses on sales and additional write downs of properties acquired through loan foreclosures. The increase in 2002 also included $1,318 of marketing, legal and other miscellaneous expenses related to the merger with UNB Corp. The remaining increase was attributed to the merger with UNB Corp.

Income Taxes

The provision for income taxes for 2003 was $11,108, compared to $11,739 and $7,659, in 2002 and 2001, respectively. The effective tax rates were 32.36%, 30.70% and 32.30% for the years 2003, 2002 and 2001, respectively. The effective tax rate for each period differed from the federal statutory rate principally as a result of tax-exempt income from obligations of states and political subdivisions, non-taxable loans and earnings on BOLI. The effective tax rate in 2003 was negatively impacted by the non-deductible nature of a large portion of the severance agreement with the Company’s former Chief Financial Officer.

Asset Quality

To maintain the level of credit risk of the loan portfolio at an appropriate level, management sets underwriting standards and internal lending limits and provides for proper diversification of the portfolio by placing constraints on the concentration of credits within the portfolio. In monitoring the level of credit risk within the loan portfolio, management utilizes a formal loan review process to monitor, review, and consider relevant factors in evaluating specific credits in determining the appropriateness of the allowance for loan losses. The Company formally documents its evaluation of the appropriateness of the allowance for loan losses on a quarterly basis and the evaluations are approved by its Board of Directors.

Failure to receive principal and interest payments when due on any loan results in efforts to restore such loan to current status. Loans are classified as non-accrual when, in the opinion of management, full collection of principal and accrued interest is in doubt. The loans must be brought current and kept current for six sustained payments before being considered for removal from non-accrual status. Continued unsuccessful collection efforts generally lead to initiation of foreclosure or other legal proceedings. Property acquired by the Company as a result of foreclosure, or by deed in lieu of foreclosure, is classified as “other assets owned” until such time as it is sold or otherwise disposed. The Company owned $2,143 of such property at December 31, 2003 and $2,296 at December 31, 2002. When loans are charged-off, any accrued interest recorded in the current fiscal year is charged against interest income. The remaining balance is treated as a loan charge-off.

Non-performing loans totaled $25,899, or 1.32% of total loans, at December 31, 2003, compared to $15,254, or 0.80% of total loans, at year-end 2002. Non-performing assets totaled $28,042, or 1.03% of total assets at December 31, 2003, compared to $17,550, or 0.65% of total assets at December 31, 2002. Non-performing loans were mainly comprised of $9,838 of residential mortgage loans, $1,292 of commercial loans, $4,112 of commercial real estate loans and $8,939 of SBA and other government guaranteed loans, of which $6,537 is guaranteed by the government. Non-performing loans, excluding the $6,537 of non-performing loans guaranteed by the government, totaled $19,362, or 0.98% of total loans, at December 31, 2003 compared to 0.72%, excluding $1,548 of non-performing loans guaranteed by the government, at December 31, 2002. The liquidation of the guaranteed portion of government guaranteed loans has been slow nationally due to the volume of loans in liquidation and uncertainty regarding the centralization of the processing of purchases and liquidation. While this has increased delinquencies and non-performing assets, management believes there is little risk of loss as these submissions are eventually processed. The remaining increase in non-performing loans resulted primarily from delinquency trends in general. Residential delinquency trends are consistent with Ohio and national trends; bankruptcies have increased, and are a significant part of non-performing loans. While this has caused increased delinquencies and non-performing assets, there continues to be little translation into losses. Management continues to remain cautious as the economic uncertainty extends and record levels of bankruptcies continue.

Management of the Company is not aware of any material amounts of loans outstanding, not disclosed in the tables below, for which management is aware of the borrower’s inability to comply with present payment terms. The following is an analysis of the composition of non-performing assets:

	2003	2002	2001	2000	1999
	(In thousands of dollars)
Non-accrual loans	$20,566	$10,040	$8,133	$3,316	$1,312
Loans past due 90 days and still accruing	5,333	5,214	2,447	6,609	2,244

Total non-performing loans	25,899	15,254	10,580	9,925	3,556
Other assets owned	2,143	2,296	3,511	466	222

Total non-performing assets	$28,042	$17,550	$14,091	$10,391	$3,778

Restructured loans	$2,565	$2,694	$2,814	$2,925	$2,986

Restructured loans consist of one loan that was restructured in May 1999. At December 31, 2003, this loan was performing in accordance with its restructured terms. The restructured loan is not included in non-performing assets.

For the year-ended December 31, 2003, $1,221 of interest income would have been earned under the original terms on those loans classified as non-accrual at December 31, 2003 had they been current in accordance with their original terms and had been outstanding throughout the period or since origination.

As of December 31, 2003, impaired loans were $7,476 compared with $7,352 at December 31, 2002. Commercial, commercial real estate and aircraft loans are classified as impaired if full collection of principal and interest in accordance with the terms of the loan documents is not probable. In addition, as of December 31, 2003, there were $47,553 of loans classified as potential problem loans that were not classified as impaired or non-performing. Potential problem loans include loans which management has some doubt as to the borrowers’ ability to comply with the present repayment terms and loans which management is actively monitoring due to changes in the borrowers’ financial condition. Impaired loans, non-performing loans and potential problem loans have been considered in management’s analysis of the appropriateness of the allowance for loan losses.

As of December 31, 2003, the aircraft portfolio of $133,277 represented 6.77% of the total loan portfolio. Management continues to carefully analyze the aircraft portfolio and the risk profile of the portfolio especially in light of decreasing collateral values in certain classes of aircraft. The aircraft portfolio consists of $90,700 of non-jet aircraft and values of non-jet aircrafts have historically been more stable than jet aircrafts. The remainder of the portfolio consists of loans secured by jets. These loans are predominately to businesses that use their planes as a business tool and not actually within the aircraft industry, i.e. charters or flight schools, thus reducing the Bank’s exposure to the aircraft industry as a whole. The Bank’s sales activity and marketing efforts continue to be on non-jet aircraft, such as single engine and piston twin aircraft with values predominately under $500.

Provision and Allowance for Loan Losses

Management maintains the allowance for loan losses at a level considered appropriate for probable losses within the loan portfolio. The amount of the provision for loan losses charged to operating expense is the amount necessary, in the opinion of management, to maintain the balance in the allowance for loan losses at an appropriate level. The allowance is assessed based on historical experience, changes in portfolio size and mix, the relative quality of the loan portfolio, current and anticipated loan growth and economic conditions. Information about specific borrower situations, including their financial position and collateral values, are also important as well as assessments of current and future economic conditions, and other factors and estimates, which are subject to change over time. Specific borrower situations are based on a continuous analysis of loans by internal credit rating. The historical experience assessment is based upon a loss migration analysis that assesses the amount of loss likely based upon loan category and internal credit rating. The loss migration analysis is performed periodically and loss factors are updated regularly based upon actual experience.

The following table summarizes the Company’s loan loss experience, and provides a breakdown of the charge-off, recovery and other activity for the periods indicated:

	2003	2002	2001	2000	1999
	(In thousands of dollars)
Average loans outstanding during the period	$1,951,840	$1,752,249	$1,078,111	$990,811	$810,782

Allowance for loan losses at beginning of year	$25,271	$10,610	$10,150	$7,431	$6,643
Loans charged off:
Commercial and commercial real estate	(1,524)	(2,167)	(1,042)	(695)	(408)
Aircraft	(41)	(1,164)	—	—	—
Residential real estate	(249)	(896)	(635)	(107)	(179)
Consumer	(6,070)	(3,534)	(887)	(542)	(983)

Total charge-offs	(7,884)	(7,761)	(2,564)	(1,344)	(1,570)
Recoveries:
Commercial and commercial real estate	369	279	429	179	214
Aircraft	130	596	—	—	—
Residential real estate	50	305	62	41	93
Consumer	1,842	1,201	283	270	471

Total recoveries	2,391	2,381	774	490	778

Net charge-offs	(5,493)	(5,380)	(1,790)	(854)	(792)
Provision for loan losses	4,833	7,893	2,250	1,800	1,580
Acquired allowance for loan losses	—	12,148	—	1,773	—

Allowance for loan losses at end of year	$24,611	$25,271	$10,610	$10,150	$7,431

Ratio of net charge-offs to average loans, net of unearned income	0.28%	0.31%	0.17%	0.09%	0.10%

The allowance for loan losses at December 31, 2003 was $24,611, compared to $25,271 at year-end 2002, which represented 1.25% and 1.33% of outstanding loans for 2003 and 2002, respectively. The provision for loan losses charged to operating expense was $4,833 in 2003, compared to $7,893 in 2002 and $2,250 in 2001. The increase in provision in 2002 was primarily the result of the Company’s review of general economic conditions and uncertainties, a continual analysis of the Company’s loan portfolio, increased charge-offs and due to the increase in the size of the loan portfolio due to the merger. The increase in provision for loan losses for the year-ended 2002 also increased as a result of the Company adopting the allowance for loan loss methodology of UNB Corp. It is common for merged companies to adopt one set of policies and as a result the calculation called for a higher provision amount during 2002. This led to an increase in specific allocations recognized based on an analysis of the credit quality of specific credits and an increase in the non-specific allocation based on management’s review of current economic conditions and portfolio trends. Net charge-offs for 2003 increased by $113 from 2002, to $5,493, and increased by $3,590 from 2001 to 2002, to $5,380. The ratio of net charge-offs as a percentage of average loans outstanding was 0.28%, 0.31% and 0.17% for 2003, 2002 and 2001, respectively.

Consumer charge-offs increased due to the general delinquency trends and increased bankruptcies that were previously discussed. While these trends have not translated into proportionate losses within real estate secured portfolios, losses have increased in the consumer loan portfolio, primarily for loans secured with automobiles. The Bank has raised underwriting guidelines to mitigate these losses prospectively.

The allowance for loan losses is allocated according to the amount systematically estimated as necessary to provide for the inherent losses within the various categories of loans. General allocations of the allowance are based primarily on previous charge-off experience adjusted for changes in the risk characteristics of each category. Consumer loan allocations increased considerably in 2003 based upon the increased charge-off experience previously discussed, while commercial and commercial real estate loan allocations decreased based upon enhanced loss migration analysis. In addition, impaired and non-performing loans are evaluated separately and specific reserves are allocated based on probable losses for each individual impaired or non-performing loan.

The following schedule is a breakdown of the allowance for loan losses allocated by type of loan and related ratios:

	Allocation of the Allowance for Loan Losses
	Allowance	Percentage of Loans to Total Loans	Allowance	Percentage of Loans to Total Loans	Allowance	Percentage of Loans to Total Loans	Allowance	Percentage of Loans to Total Loans	Allowance	Percentage of Loans to Total Loans
	December 31, 2003		December 31, 2002		December 31, 2001		December 31, 2000		December 31, 1999
	(In thousands of dollars)
Commercial and commercial real estate	$13,235	46.7%	$18,504	45.8%	$6,481	52.4%	$5,864	44.7%	$3,440	48.4%
Aircraft	2,840	6.8	1,923	6.9	—	—	—	—	—	—
Residential real estate	2,081	22.9	1,203	24.8	855	34.0	2,027	43.2	1,701	39.6
Consumer	6,455	23.6	3,641	22.5	3,274	13.6	2,259	12.1	2,290	12.0

Total	$24,611	100.0%	$25,271	100.0%	$10,610	100.0%	$10,150	100.0%	$7,431	100.0%

Financial Condition

Total assets were $2.73 billion at December 31, 2003 compared with $2.69 billion at December 31, 2002.

Loans

Total loans increased $62,110 to $1.97 billion at December 31, 2003. Total loans on the balance sheet were comprised of the following classifications at December 31,

	2003	2002	2001	2000	1999
Commercial, financial and agricultural	$261,167	$246,116	$105,590	$94,918	$81,688
Commercial real estate	658,699	627,386	432,840	392,836	329,801
Aircraft	133,277	131,601	—	—	—
Residential real estate	450,398	473,180	350,176	467,007	332,867
Consumer	464,943	428,091	140,431	131,559	101,500

Total loans	$1,968,484	$1,906,374	$1,029,037	$1,086,320	$845,856

Commercial loans increased by $15,051, or 6.12%, commercial real estate loans increased by $31,313, or 4.99%, and home equity loans increased by $73,484, or 31.79%. These increases were partially offset by a $22,782, or 4.81%, decline in residential mortgage loans as historically low interest rates contributed to record refinancing. As mortgage loans were refinanced at relatively low long-term fixed rates, Unizan chose to sell them in the secondary market. For 2004, management has set goals stressing continued loan growth in the commercial, commercial real estate, aircraft and home equity products. In all segments of the portfolio, growth with high credit quality and acceptable yields will be stressed, while limiting exposure to interest rate risk.

The following is a schedule of contractual maturities and repayments, excluding residential real estate mortgage and consumer loans, as of December 31, 2003:

Commercial, Commercial Real Estate and Aircraft Loans
Due in one year or less	$310,760
Due after one year, but within five years	422,352
Due after five years	320,031

Total	$1,053,143

The following is a schedule of fixed and variable rate commercial, commercial real estate and aircraft loans due after one year (variable rate loans are loans with floating or adjustable interest rates):

	Fixed Interest Rates	Variable Interest Rates
Total commercial, commercial real estate and aircraft loans due after one year	$64,745	$677,638

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

	December 31,
	2003	2002	2001
U.S. Treasury securities and securities of U.S. government agencies and corporations	$1,007	$2,031	$3,359
Obligations of states and political subdivisions	48,013	34,691	28,287
Corporate obligations	41,351	58,192	56,878
Mortgage-backed securities	367,403	338,340	200,936
Other securities	16,862	18,304	13,766
Federal Home Loan Bank stock, at cost	34,716	33,362	22,950

Total securities	$509,352	$484,920	$326,176

Total securities increased by $24,432, or 5.04%, to $509,352 from December 31, 2002. The increase is attributed to an increase in the funds invested in the securities portfolio from liquidity generated by the repayment of loans and by funds generated through deposit campaigns. Included in corporate obligations is a trust preferred security issued by North Country Financial Corporation. North Country Financial Corporation’s principal subsidiary, North Country Bank and Trust is operating under a Cease and Desist Order with the Federal Deposit Insurance Corporation and the Michigan Office of Financial and Insurance Services. As a result of these circumstances, an impairment charge of $1,410 was recognized on the $2,000 trust preferred security. Currently, interest is not being accrued on the security since North Country has suspended quarterly interest payments to security holders as allowed by the terms of the indenture. Management’s strategy in 2003 was to maintain a defensive position within the portfolio to offset the future effects of a liability sensitive balance sheet by investing in securities with an average duration of three years or less. See Note 4—Securities to the Consolidated Financial Statements, for items required under Securities and Exchange Commission’s Industry Guide 3.

Funding Sources

The Company’s primary sources of funds are deposits (including brokered CDs), principal and interest payments on loans and securities, borrowings, repurchase agreements and funds generated from operations. The Bank also has access to advances from the FHLB of Cincinnati. Contractual loan payments are a relatively stable source of funds, while deposit inflows and outflows and loan prepayments are significantly influenced by general market interest rates and economic conditions. Borrowings may be used on a short-term basis for liquidity purposes or on a long-term basis to fund asset growth.

Total deposits increased to $1.98 billion at December 31, 2003 from $1.93 billion at December 31, 2002. Deposits are gathered from individuals, businesses and public entities within the local communities served by the Bank. Deposits encompass a full range of banking products including checking, savings and time deposits. The Bank instituted an aggressive campaign in 2003 to grow core deposits, specifically Money Market Savings and interest bearing checking accounts. These campaigns have brought in approximately $149,000 in new deposits during 2003 and are part of management’s overall strategy to raise lower cost core deposits as funding sources, which were promoted with a 90-day introductory rate. The Company continues to emphasize growth in its existing retail deposit base, provided incremental deposit growth is cost effective compared to alternative funding sources. Total interest-bearing deposits accounted for 89.55% of total deposits at December 31, 2003, compared to 89.84% at December 31, 2002.

The following is a schedule of average deposit amounts and average rates paid on each category for the periods included:

	Years Ended December 31,
	2003		2002		2001
	Amount	Rate	Amount	Rate	Amount	Rate
Non-interest bearing demand deposits	$196,729	—	$165,291	—	$72,993	—
Interest-bearing demand deposits	282,540	0.86%	240,634	1.36%	129,002	3.03%
Savings	500,362	1.08	387,060	1.42	170,503	2.73
Certificates and other time deposits	1,028,820	3.42	936,409	3.88	745,155	5.59

	$2,008,451		$1,729,394		$1,117,653

The following table summarizes time deposits issued in amounts of $100,000 or more as of December 31, 2003 by time remaining until maturity:

Maturing in:
Under 3 months	$49,079
Over 3 to 6 months	45,253
Over 6 to 12 months	36,371
Over 12 months	122,299

$253,002

Short-term borrowings, consisting of securities sold under agreement to repurchase, declined to $56,413 at December 31, 2003 from $58,714 at December 31, 2002. Other borrowings increased $12,942 to $344,853 at December 31, 2003, compared to $331,911 at December 31, 2002. During the third quarter of 2003, fixed rate FHLB advances of $44,000 were paid off before their scheduled maturity dates as part of a strategy to help lower the future cost of funds. These advances were partially replaced with variable rate advances that give the Bank more flexibility relative to overall liquidity management since the advances can be paid off, in part or in full, on any monthly interest reset date without penalty. Also, during 2003, the Parent Company borrowed $15,000 from a financial institution that was used to facilitate additional investment in subsidiaries.

On October 18, 1999, the Company completed an offering of $20,000 aggregate liquidation amount of 9.875% Capital Securities, Series A, due 2029. These securities represent preferred beneficial interests in BFOH Capital Trust I, a special purpose trust formed for the purpose of the offering. The proceeds from the offering were used by the Trust to purchase Junior Subordinated Deferrable Interest Debentures (“Debentures”) from the Company. Refer to Note 12—Subordinated Note to the Consolidated Financial Statements, for further discussion of the deconsolidation of the Trust.

See Note 10—Short-Term Borrowings to the Consolidated Financial Statements, for items required under the Securities and Exchange Commission’s Industry Guide 3.

Capital Resources

Shareholders’ equity at December 31, 2003 was $302,823, compared to shareholders’ equity at December 31, 2002 of $304,290. The overall decline in shareholders’ equity was due to the repurchase of treasury stock through the Company’s buyback program. During the 2003, treasury stock increased by $10,397 due to the repurchase of 387,583 shares. During 2002, the Company’s Board of Directors approved a stock repurchase program authorizing management to repurchase up to 550,000 common shares of which 440,276 have been repurchased.

Cash dividends paid to shareholders during 2003 totaled $11,717 or $0.54 per share. This compared to $11,446, or $0.52 per share, for 2002. Dividends paid in 2003 represented a payout ratio of 50.45% of net income compared to 45.58% in 2002.

Under regulations issued by the Federal Reserve and Comptroller of the Currency, banks and bank holding companies are required to maintain certain minimum capital ratios in order to be considered “well capitalized.” These guidelines require a minimum total risk-based capital ratio of 10%, a Tier 1 capital ratio of 6% and leverage ratio of 5%. In addition to the regulatory minimum capital ratios which must be met, the Company and its banking subsidiaries have established by policy, various targeted capital ratios based on a risk quantification determination. These targeted ratios are more restrictive than the regulatory minimum ratios and range from 0.50% to 2.00% above the regulatory definitions of “well capitalized”. All of the Company’s assets, which include various risk-weighted percentages of assets on the balance sheet, as well as off-balance sheet exposures, are expressed as a percentage of risk-adjusted assets and compared to its capital. Tier 1 capital consists of shareholders’ equity and other items such as mandatory convertible debt and the allowance for loan losses. As of December 31, 2003, Unizan Financial Corp. had a total risk-based capital ratio of 11.34% and a Tier 1 capital ratio of 10.17% and Unizan Bank, National Association had a total risk-based capital ratio of 12.24% and a Tier 1 capital ratio of 9.66%. Both of these risk-based capital ratios are well above minimum regulatory requirements. In addition to risk-based capital, a leverage ratio test must also be met. This ratio evaluates capital adequacy on the basis of Tier 1 capital-to-total assets (unadjusted for risk). On December 31, 2003, Unizan Financial Corp.’s leverage ratio was 8.24% and Unizan Bank, National Association leverage ratio was 7.85%, which substantially exceeds the minimum regulatory requirement.

The Capital Securities held by BFOH Capital Trust I qualify as Tier 1 capital for the Company under the Federal Reserve Board’s regulatory framework. The Federal Reserve Board is currently evaluating whether the capital securities continue to qualify as Tier 1 capital due to deconsolidation of the related trust preferred entity. If the Federal Reserve Board disqualifies the capital securities as Tier 1 capital, the effect of such a change could have a material impact on the Company’s regulatory capital ratios.

Quantitative and Qualitative Disclosures About Market Risk

In the normal course of business, the Company is exposed to interest rate risk caused by the differences in cash flows and repricing characteristics that occur in various assets and liabilities as a result of changes in interest rates. The asset and liability management process is designed to measure and manage risk to limit variable levels of net interest income and net present value of equity under various interest rate scenarios.

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

One of the most significant assumptions is the assignment of deposit balances without a stated maturity date to specific time frames. Since these deposits are subject to withdrawal on demand and have rates that can be changed, they could be considered immediately repriceable and assigned to the shortest maturity, resulting in a significantly higher level of liability sensitivity. However, actual practice indicates that balances are withdrawn and replaced over a much longer time frame, and rates are modified less frequently and in smaller increments than changes which occur in financial market rates. The Company uses an estimated average decay rate to approximate deposit behavior over the simulation time horizon. As more data is developed over time, a statistical analysis of historical deposit behavior will replace the estimated average decay rates.

The model then applies a predetermined immediate parallel increase or decrease in the level of interest rates to forecast the impact on both net interest income and capital one year forward. While this methodology provides a comprehensive appraisal of interest rate risk, it is not necessarily indicative of actual or expected financial performance. Changes in interest rates that affect the entire yield curve equally at a single point in time are not typical, and the Company makes assumptions regarding the magnitude of changes that are applied to various deposit products. The residential mortgage loan pre-payment assumptions are based on industry medians and could differ from the Company’s actual results due to non-financial pre-payment incentives and other local factors. The behavior of depositors is based on an analysis of historical changes in balances and might not fully reflect current attitudes toward other investment alternatives. Moreover, the model does not include any interim changes in strategy the Company might instate in response to shifts in interest rates.

Presented below is a comparison of interest rate risk as measured by forecasted changes in net interest income and the net present value of equity. The percentage changes fall within the limits approved by the Board of Directors. Under the interest rate environment as of December 31, 2003, declining rate scenarios of more than 100 basis points were not likely and therefore provided no meaningful results.

	2003		2002
Rate Shock (Basis points)	Net Interest Income	Net Present Value of Equity	Net Interest Income	Net Present Value of Equity
+300	(5.08%)	(11.65%)	(9.07%)	(20.09%)
+200	(0.60%)	(4.88%)	(4.97%)	(12.44%)
+100	0.97%	(0.88%)	(2.12%)	(6.32%)
Base Case	0.00%	0.00%	0.00%	0.00%
-100	(3.53%)	3.36%	(0.01%)	8.63%

Interest rate risk can be managed by using a variety of techniques, including but not limited to, selling existing assets or repaying liabilities, pricing loans and deposits to attract preferred maturities and repricing terms and developing alternative sources of funding or structuring new products to hedge existing exposures. In addition to these balance sheet strategies, the Company can also use derivative financial instruments such as interest rate swaps, caps, and floors to manage the potential impact of adverse changes in interest rates.

The Company has interest rate swaps on which it pays fixed rates and receives variable rates. Two of the swaps, which have a total notional principal of $30,000, were executed to convert variable rate borrowings to fixed rates to reduce the risk of increased interest expense in a rising rate environment. They are recorded at a fair value of ($2,895) with changes recognized in other comprehensive income.

Also, the Company initiated a program to provide long-term fixed rate loans to commercial borrowers without incurring interest rate risk by executing simultaneous interest rate swaps. At December 31, 2003, the notional value of swaps in this program totaled $12,687 at a fair value of $177. For the year ended December 31, 2003, $1,996 has been recognized in interest expense related to the interest rate swaps compared with $2,229 for the same period in 2002.

The Company also has a notional balance of $3,000 of options on the S&P 500 which offsets the equivalent risk of certificate of deposit liabilities that have a return contractually linked to the index. The effective portion of the options and the embedded derivative are carried at a fair value of ($336). For the year-to-date, the Company has recognized $27 in current income for the ineffective portion of the derivative.

Off-Balance Sheet Commitments

In the normal course of business, the Company enters into various financial commitments to meet the needs of its customers. A schedule of significant off-balance sheet commitments at December 31, 2003 follows:

Fixed rate commitments to extend credit	$34,813
Variable rate commitments to extend credit	453,758
Variable rate standby letters of credit and financial guarantees	6,952
Small Business Administration loan commitments	4,242

Total	$499,765

Commitments to extend credit are legally binding and have fixed expiration dates, usually one year or less, or other termination clauses. The Company’s exposure to credit loss on commitments to extend credit, in the event of nonperformance by the counterparty, is represented by the contractual amounts of the commitments. The Company controls its exposure to loss from these commitments through the same credit approval processes and monitoring procedures it applies for loans and by obtaining collateral to secure commitments based on management’s credit assessment of the counterparty. Collateral held by the Company may include cash, accounts receivable, securities, and real or personal property. The total commitment amounts do not necessarily represent the Company’s future liquidity requirements, as many of the commitments expire without being drawn upon. In addition, the Company also offers various consumer credit line products to its customers that are cancelable upon notification by the Company, which are included above in commitments to extend credit. Also, see Note 17, Financial Instruments to the Consolidated Financial Statements, for further description.

Standby letters of credit and financial guarantees are conditional commitments issued by the Company to guarantee the financial performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements.

Small Business Administration loan commitments are obligations of the Company to lend money to customers under the Small Business Administration (SBA) 7 (a) program. Such commitments have been approved by the SBA and carry SBA guarantees on individual credits ranging from 59.6% to 75% of principal balances.

Derivative instruments are contracts used by the Company to mitigate overall risk from changes in interest rates and are a component of the Company’s strategy to manage asset and liability interest rate exposure. The Company uses both interest rate swaps and S&P 500 options. The Company uses interest rate swaps to hedge the cashflows of variable rate borrowings. The Company enters into derivative contracts under which it may be required to either receive cash from or pay cash to counterparties depending on changes in interest rates. Derivative contracts are carried at fair value on the consolidated balance sheet with the fair value representing the net present value of expected future cash receipts or payments based on market interest rates as of the balance sheet date. Contracts are cash settled either monthly or quarterly, according to the terms specified at the time of execution. Since the derivative assets and liabilities recorded on the balance sheet as of December 31, 2003 do not represent the amounts that may ultimately be collected or paid under these contracts, these items are not included in the table of off-balance sheet commitments presented above. For additional details, see Note 1, Summary of Significant Accounting Policies, and Note 17, Financial Instruments with Off-Balance Sheet Risk, to the Consolidated Financial Statements.

The Company also participates in a program with a third party to offer interest rate swaps between the third party and the Company’s commercial borrowers. Although the Company is not counterparty to the swap, the Company guarantees the cash settlement of the swap. At December 31, 2003, the cash settlement of all swaps in a loss position was $452.

Contractual Obligations

In the normal course of business, the Company arranges financing through entering into debt arrangements with various creditors for the purpose of financing specific assets or providing a funding source. The contract or notional amounts of these financing arrangements at December 31, 2003, as well as the maturity of these obligations are as follows:

	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Long-Term Debt	$344,371	$51,048	$131,434	$125,890	$35,999
Capital Lease Obligations	482	—	129	353	—
Subordinated Note	20,619	—	—	—	20,619

Total	$365,472	$51,048	$131,563	$126,243	$56,618

At December 31, 2003 the Company had long-term debt outstanding of $344,371. The Company had FHLB advances totaling $268,721 outstanding at December 31, 2003. Also, at December 31, 2003, the Company had $45,000 in callable term repurchase agreements with Salomon Brothers, Inc. under which the Company sold mortgage-backed and related securities classified as available for sale. The Company also has a line of credit of $25,000, with an outstanding balance at December 31, 2003 of $15,500, and a term loan of $15,000 from two financial institutions that are used for liquidity purposes and to facilitate additional investment in subsidiaries. In addition, at December 31, 2003, the Company had $150 of subordinated term notes. Other Borrowings are further discussed in Note 11 to the Consolidated Financial Statements.

The Company occasionally acquires the rights to equipment used in the operation of the Company by entering into long-term capital leases. At December 31, 2003 the Company was liable for the payment of lease schedules associated with the acquisition of equipment totaling $482, excluding finance charges. See Note 11, Other Borrowings, to the Consolidated Financial Statements for further discussion.

In the normal course of business the Company enters into operating lease arrangements for the use of premises and equipment. The Company’s headquarters and the Bank’s main office, executive offices and various administrative offices, as well as space in eighteen additional banking facilities are leased. The Company also leases equipment at a number of facilities. See Note 8, Premises and Equipment, for additional details.

On October 18, 1999, BFOH Capital Trust I, a statutory business trust, issued $20,000 of 9.875% Capital Securities, Series A. The Trust’s obligations under the Capital Securities issued are fully and unconditionally guaranteed by the Company. The proceeds from the sale of the Capital Securities of the Trust, as well as the proceeds from the issuance of common securities to the Company, were utilized by the Trust to invest in $20,619 of 9.875% unsecured Junior Subordinated Debentures of the Company. The Trust is a wholly owned unconsolidated subsidiary of the Company. See Note 12, Subordinated Note, to the Consolidated Financial Statements, for further description.

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

The Company’s principal source of funds to satisfy short-term liquidity needs comes from cash, due from banks and federal funds sold. The securities portfolio serves as an additional source of liquidity for the Company. At December 31, 2003, securities with a market value of $471,775 were classified as available-for-sale, representing 92.62% of the total securities portfolio. Classification of securities as available-for-sale provides for flexibility in managing net interest margin, interest rate risk and liquidity. Securities with a market value of $365,228 at December 31, 2003 were pledged to secure public funds and other obligations. Cash flows from operating activities amounted to $45,899 and $27,417 for 2003 and 2002, respectively.

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

During 2003, the Company’s strategy was to increase liquidity and reduce interest rate risk. During the historically low market interest rate and high refinancing environment that existed during 2003, the Company sold long-term fixed rate mortgage loan production rather than retain the loans in its portfolio. While this generated a gain on sale of mortgage loans of $3,012, it also had a negative impact on the margin as higher rate assets left the balance sheet. The Bank also instituted an aggressive campaign to grow core deposits, specifically Money Market Savings and interest-bearing checking accounts. These campaigns were part of management’s overall strategy to raise lower cost core deposits as funding sources.

Impact of Inflation

Consolidated financial data included herein have been prepared in accordance with accounting principles generally accepted (GAAP) in the United States of America. Presently, GAAP requires Unizan Financial Corp. to measure financial position and operating results in terms of historical dollars, except for securities available-for-sale which are carried at fair value. Changes in the relative value of money due to inflation or recession are generally not considered.

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

Critical Accounting Policies and the Impact of Accounting Estimates

The Company’s discussion and analysis of its financial condition and results of operations are based upon the consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. Note 1, Summary of Significant Accounting Policies, to the Consolidated Financial Statements describes the Company’s accounting and financial policies and should be reviewed in detail for an understanding of the Company’s financial performance.

On an on-going basis, the Company’s management evaluates its estimates and judgments including those related to allowance for loan losses, fair value of securities, valuation allowance for mortgage servicing rights (MSRs), determination and carrying value of impaired loans, post retirement benefit obligations, depreciation of premises and equipment, carrying value and amortization or impairment of intangibles, realization of deferred income tax assets and fair value of financial instruments. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions.

Critical accounting policies are those policies that require management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. The Company has identified accounting for the allowance for loan losses and the valuation of MSRs to be “critical accounting policies.”

Loans are the largest category of assets on the Company’s balance sheet, representing over 70% of total assets. The Company considers the accounting policy for allowance for loan losses to be a critical accounting policy because of the significance of the loan portfolio to the financial condition of the Company, and because determining the allowance is a complex process involving difficult and subjective judgments, assumptions and estimates. Management analyzes the appropriateness of the allowance for loan losses regularly. The Company records a provision necessary to maintain the allowance for loan losses at a level sufficient to provide for probable incurred credit losses. The provision is charged against earnings when it is established. An allowance for loan losses is established based on management’s best judgment, which involves an ongoing review of prevailing national and local economic conditions, changes in the size and composition of the portfolio and review of individual problem credits. Growth of the loan portfolio, loss experience, economic conditions, delinquency levels, credit mix, adequacy of collateral, and an evaluation of selected credits are factors that affect judgments concerning the appropriateness of the allowance. Actual losses on loans are charged against the allowance. If the financial condition of the Company’s borrowers were to decline, resulting in an impairment of their abilities to make payments, or the value of collateral securing the loans were to decline, an increase in the allowance may be required. A significant decline in the credit quality of the Company’s loan portfolio could have a material adverse affect on the Company’ financial condition and results of operations.

The preparation of the Company’s consolidated financial statements also requires the establishment of estimates related to the life of loans or the rate of principal repayment of loans, investment securities and loans sold to investors. The life of a loan impacts the amortization of loan origination costs and mortgage servicing rights. Management has identified the valuation of MSRs as a critical accounting policy. The value of the MSR portfolio is analyzed by management quarterly by considering critical assumptions for mortgage pre-payment speeds, the targeted investor yield to a buyer of MSRs, and float on escrows. Market interest rates are an external factor that can have a material influence on this valuation process, as interest rates influence pre-payment speeds and targeted investor yield. Since the Company amortizes deferred loan fees and costs over the estimated life of single family mortgage loans, an increase in the prepayment speed for those loans above the estimated rate will generally require the Company to adjust its amortization. Likewise, when loans serviced for others prepay more rapidly than projected, the Company will generally be required to record an impairment charge on MSRs or retained interests. Due to historically low interest rates, the Company has experienced a record rate of loan repayments over the past two years. Future impairment could be realized if pre-payment speeds increase beyond assumption rates. Conversely, if rates rise and pre-payment activity slows, the value of the MSRs should be positively impacted.

Recent Accounting Pronouncements

Note 1, Summary of Significant Accounting Policies, to the Consolidated Financial Statements discusses new accounting policies adopted by the Company during 2003. There was no material impact to the results of operations of the Company as a result of adopting these new accounting policies.

Item 7A — Quantitative and Qualitative Disclosures About Market Risk

For information regarding the market risk of the Company’s financial instruments, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations of the Company — Quantitative and Qualitative Disclosures About Market Risk.”

Item 8 — Financial Statements and Supplementary Financial Data

See pages 85-87.

Item 9 — Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A — Controls and Procedures

The management of the Company is responsible for establishing and maintaining effective disclosure controls and procedures as defined under Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. As of the end of the period covered by this report, an evaluation was performed under the supervision and with the participation of management, including the Chief Executive Officer and Chief Operating Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, management concluded the Company’s disclosure controls and procedures as of December 31, 2003, were effective in ensuring material information required to be disclosed in this Annual Report on Form 10-K was recorded, processed, summarized, and reported on a timely basis.

Management’s responsibility related to establishing and maintaining effective disclosure controls and procedures include maintaining effective internal controls over financial reporting that are designed to produce reliable financial statements in accordance with accounting principles generally accepted in the United States of America. During the fourth quarter of 2003, Management became aware of certain weaknesses in its internal control and risk management practices over its investment and treasury department. Management undertook steps, including the retention of outside resources, to strengthen its internal controls over account reconciliation procedures and policies through the reinforcement of existing controls and the establishment of additional controls procedures. Management is not aware of any other changes in the Company’s internal control over financial reporting that occurred during the period ended December 31, 2003 that have materially affected, or are reasonable likely to materially affect, the Company’s internal control over financial reporting.

Consolidated

Financial Statements

CONSOLIDATED BALANCE SHEETS

December 31, 2003 and 2002

(in thousands of dollars, except per share data)

	December 31, 2003	December 31, 2002
Assets
Cash and cash equivalents	$56,558	$70,082
Federal funds sold	—	9,250
Interest bearing deposits with banks	1,942	835
Securities held-to-maturity, (fair value: $2,982 and $5,529, respectively)	2,861	5,257
Securities available-for-sale, at fair value	471,775	446,301
Federal Home Loan Bank stock, at cost	34,716	33,362
Loans originated and held for sale	2,679	24,067
Total loans	1,968,484	1,906,374
Less allowance for loan losses	(24,611)	(25,271)

Net loans	1,943,873	1,881,103
Premises and equipment, net	25,353	26,937
Goodwill	91,971	92,055
Core deposit and other intangible assets	18,661	22,048
Accrued interest receivable and other assets	76,860	80,605

Total assets	$2,727,249	$2,691,902

Liabilities
Deposits:
Noninterest bearing deposits	$206,501	$196,194
Interest bearing deposits	1,769,291	1,735,421

Total deposits	1,975,792	1,931,615
Short-term borrowings	56,413	58,714
Other borrowings	344,853	331,911
Company obligated mandatorily redeemable trust preferred	—	20,000
Subordinated note	20,619	—
Accrued taxes, expenses and other liabilities	26,749	45,372

Total liabilities	2,424,426	2,387,612
Shareholders’ Equity
Common stock ($1.00 stated value, 100,000,000 shares authorized and 22,123,069 issued)	22,123	22,123
Additional paid-in capital	223,613	222,458
Retained earnings	74,993	63,487
Stock held by deferred compensation plan, 118,616 and 87,234 shares at cost	(2,016)	(1,362)
Treasury stock, 440,276 and 52,693 shares at cost	(11,515)	(1,118)
Accumulated other comprehensive loss	(4,375)	(1,298)

Total shareholders’ equity	302,823	304,290

Total liabilities and shareholders’ equity	$2,727,249	$2,691,902

The accompanying notes are an integral part of these financial statements.

CONSOLIDATED STATEMENTS OF INCOME

For the three years ended December 31, 2003

(in thousands of dollars, except per share data)

	2003	2002	2001
Interest income:
Interest and fees on loans:
Taxable	$117,783	$122,827	$90,886
Tax-exempt	159	179	72
Interest and dividends on securities:
Taxable	18,786	22,076	20,887
Tax-exempt	1,959	1,397	1,342
Interest on bank deposits and federal funds sold	173	241	1,183

Total interest income	138,860	146,720	114,370

Interest expense:
Interest on deposits	43,012	45,125	50,191
Interest on subordinated note/Company obligated mandatorily redeemable trust preferred	2,019	2,019	2,018
Interest on borrowings	17,098	18,366	15,923

Total interest expense	62,129	65,510	68,132

Net interest income	76,731	81,210	46,238
Provision for loan losses	4,833	7,893	2,250

Net interest income after provision for loan losses	71,898	73,317	43,988
Other income:
Trust, financial planning, brokerage and insurance sales	7,199	7,395	3,499
Customer service fees	7,364	5,602	2,671
Gains on sale of loans	7,125	5,847	3,551
Security gains, net	1,773	186	317
Income on bank owned life insurance	2,476	2,755	1,759
Other operating income	4,665	3,835	2,225

Total other income	30,602	25,620	14,022

Other expenses:
Salaries, wages, pension and benefits	37,219	31,737	18,425
Occupancy expense	3,432	3,199	1,982
Furniture and equipment expense	2,315	2,109	1,147
Taxes other than income taxes expense	2,051	1,975	1,065
Goodwill amortization expense	—	—	1,122
Other intangible amortization expense	3,387	2,841	682
Other operating expenses	19,765	18,832	9,877

Total other expenses	68,169	60,693	34,300

Income before income taxes and cumulative effect of change in accounting principles	34,331	38,244	23,710
Provision for income taxes	11,108	11,739	7,659

Income before cumulative effect of change in accounting principles	23,223	26,505	16,051
Accounting method change — Adoption of FAS 142	—	(1,392)	—

Net Income	$23,223	$25,113	$16,051

Basic earnings per share:
Before cumulative effect of change in accounting	$1.07	$1.31	$1.38
Cumulative effect of change in accounting	—	(0.06)	—

After cumulative effect of change in accounting	$1.07	$1.25	$1.38

Diluted earnings per share:
Before cumulative effect of change in accounting	$1.05	$1.28	$1.37
Cumulative effect of change in accounting	—	(0.07)	—

After cumulative effect of change in accounting	$1.05	$1.21	$1.37

Weighted average shares outstanding:
Basic	21,683,336	20,166,933	11,606,392
Diluted	22,205,750	20,778,219	11,686,509

The accompanying notes are an integral part of these financial statements.

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

For the three years ended December 31, 2003

(in thousands of dollars, except share data)

				Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (loss)	Treasury Stock	Stock held in Deferred Compensation Plan	Shareholders’ Equity
	Common Shares	Treasury Shares	Common Stock
Balance, December 31, 2000	12,610,836	1,040,620	$86,855	$—	$38,898	$(1,782)	$(16,829)	$—	$107,142
Comprehensive income:
Net income					16,051				16,051
Other comprehensive loss						(590)			(590)

Total comprehensive income									15,461
Issuance of common shares	22,060		250						250
Purchase of 91,665 shares of common stock at cost							(1,373)		(1,373)
Treasury stock			(56)				211		155
Cash dividend ($0.44 per share)		12,214			(5,129)				(5,129)

Balance, December 31, 2001	12,632,896	1,052,834	87,049	—	49,820	(2,372)	(17,991)	—	116,506
Comprehensive income:
Net income					25,113				25,113
Other comprehensive income						1,074			1,074

Total comprehensive income									26,187
Issuance of shares for merger, net of treasury stock retired, and recognition of $1 share value	9,412,636	(1,052,834)	(65,004)	222,193			17,989	(597)	174,581
Issuance of common shares for stock options and bonus shares	77,537		78	1,106					1,184
Treasury stock purchases		246,254					(5,112)	(765)	(5,877)
Treasury stock sold and issued for stock options		(193,561)		(841)			3,996		3,155
Cash dividend ($0.52 per share)					(11,446)				(11,446)

Balance, December 31, 2002	22,123,069	52,693	22,123	222,458	63,487	(1,298)	(1,118)	(1,362)	304,290
Comprehensive income:
Net income					23,223				23,223
Other comprehensive loss						(3,077)			(3,077)

Total comprehensive income									20,146
Treasury stock purchases		790,818					(15,701)	(654)	(16,355)
Treasury stock sold and issued for stock options		(403,235)		1,155			5,304		6,459
Cash dividend ($0.54 per share)					(11,717)				(11,717)

Balance, December 31, 2003	22,123,069	440,276	$22,123	$223,613	$74,993	$(4,375)	$(11,515)	$(2,016)	$302,823

The accompanying notes are an integral part of these financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the three years ended December 31, 2003

(in thousands of dollars)

	2003	2002	2001
Cash flows from operating activities:
Net income	$23,223	$25,113	$16,051
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	5,816	3,033	4,610
Provision for loan losses	4,833	7,893	2,250
Net securities gains	(1,773)	(186)	(317)
Loans originated for resale	(279,739)	(305,499)	(106,062)
Proceeds from sale of loan originations	307,396	291,887	96,681
Gains from sale of loans	(6,269)	(5,847)	(3,551)
Gains from sale of residential real estate loans from portfolio	(856)	—	—
Federal Home Loan Bank stock dividend	(1,354)	(1,500)	(1,485)
Net increase in bank owned life insurance	(2,463)	(2,425)	(1,297)
Changes in:
Interest receivable	1,870	347	2,215
Interest payable	(880)	(301)	(2,387)
Other assets and liabilities, net	(5,698)	12,918	(5,025)
Deferred taxes payable	(670)	(441)	793

Net cash from operating activities	43,436	24,992	2,476

Cash flows from investing activities:
Net change in interest bearing deposits with banks	(1,107)	(189)	124
Net change in funds sold	9,250	(8,990)	29,899
Proceeds from sales or calls of securities available for sale	92,434	3,524	18,835
Proceeds from maturities of securities held to maturity	2,348	8,614	4,000
Proceeds from maturities of securities available for sale	219,281	274,748	61,273
Purchases of securities available for sale	(340,559)	(313,067)	(76,995)
Net (increase)/decrease in loans made to customers	(94,559)	19,877	62,627
Proceeds from sale of loans	24,372	—	—
Net cash received in merger	—	46,492	—
Purchases of premises and equipment	(1,900)	(2,908)	(1,384)

Net cash from investing activities	(90,440)	28,101	98,379

Cash flows from financing activities:
Net change in deposits	44,177	30,318	(14,718)
Cash dividends paid	(11,717)	(11,446)	(5,129)
Issuance of stock, net	—	1,184	250
Treasury stock sales	6,459	2,588	155
Treasury stock purchases	(15,701)	(4,225)	(1,373)
Net change in stock held in deferred compensation plan	(654)	(765)	—
Net change in short-term borrowings	(2,301)	(22,125)	—
Net change in Federal Home Loan Bank overnight borrowings	(30,750)	29,750	1,000
Proceeds from other borrowings	185,035	48,000	—
Repayment of other borrowings	(141,068)	(83,268)	(85,803)

Net cash from financing activities	33,480	(9,989)	(105,618)

Net change in cash and cash equivalents	(13,524)	43,104	(4,763)
Cash and cash equivalents at beginning of year	70,082	26,978	31,741

Cash and cash equivalents at end of period	$56,558	$70,082	$26,978

Supplemental cash flow disclosures:
Income taxes paid	$11,360	$11,700	$5,700
Interest paid	$62,965	$65,860	$70,476

Non cash transfers:
Merger with UNB Corp. through issuance of common stock	—	$174,581	—
Transfer of loans to other assets owned	$1,876	$5,302	$5,793

The accompanying notes are an integral part of these financial statements.

Note 1 — Summary of Significant Accounting Policies

Unless otherwise indicated, amounts are in thousands, except per share data.

Principles of Consolidation: The consolidated financial statements include the accounts of Unizan Financial Corp. (“Company”) and its wholly owned subsidiaries, Unizan Bank, National Association (“Bank”); Unizan Financial Services Group, National Association; Unizan Banc Financial Services, Inc.; Unizan Financial Advisors, Inc.; Unizan Title Services, Inc. and Unizan, Inc. As further discussed in Note 12, BFOH Capital Trust I, which had previously been consolidated with the Company, is reported separately as of December 31, 2003 as a result of new consolidation guidance for variable interest entities. All significant intercompany balances and transactions have been eliminated in consolidation.

Nature of Operations: Unizan Financial Corp. is a financial holding company engaged in the business of commercial and retail banking, trust and investment services, and consumer finance, with operations conducted through its main office and branches located throughout Stark, Summit, Wayne, Muskingum, Licking, Franklin, Greene, Miami and Montgomery Counties of Ohio. The Aircraft Finance Group of the Bank maintains a sales office in Franklin County as well as two regional offices in Sacramento, California and Orlando, Florida which generate loans nationally. Also, the Bank has small business-lending centers to serve small businesses and specializes in loans guaranteed by the U.S. Department of Commerce, Small Business Administration (“SBA”). Currently, small business lending centers are located in Cleveland, Columbus, Cincinnati and Dayton, Ohio; Indianapolis, Indiana; Mt. Arlington, New Jersey and Detroit, Michigan. The majority of the Company’s income is derived from commercial and retail business lending activities and investments.

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

Securities: The Company classifies debt and equity securities as held to maturity, available for sale or trading. Securities classified as held to maturity are those management has the positive intent and ability to hold to maturity. Securities classified as available for sale are those management intends to sell or that could be sold for liquidity, investment management, or similar reasons, even if there is not a present intention for such a sale. Securities available for sale are carried at fair value, with unrealized holding gains and losses reported in other comprehensive income. Trading securities are purchased principally for sale in the near term and are reported at fair value with unrealized gains and losses included in earnings. Other securities such as Federal Home Loan Bank stock are carried at cost. During 2003 and 2002, the Company held no trading securities.

Interest income includes amortization of purchase premium or discount. Gains and losses on sales are based on the amortized cost of the security sold. Securities are written down to fair value when a decline in fair value is not temporary.

Loans: Loans that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are reported at the principal balance outstanding, net of unearned interest, deferred loan fees and costs, and an allowance for loan losses. Residential mortgage loans originated by the Bank and intended for sale in the secondary market are carried at the lower of cost or estimated market value in the aggregate. Net unrealized losses are recognized in a valuation allowance by charges to income. Interest income is reported on the interest method and includes amortization of net deferred loan fees and costs over the loan term. Interest income is not recognized when full loan repayment is in doubt, typically when the loan is impaired or payments are past due over 90 days. Payments received on such loans are reported as principal reductions. All interest accrued but not received for loans placed on nonaccrual is reversed against interest income. Interest received on such loans is accounted for on the cash-basis or cost-recovery method, until qualifying for return to accrual. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.

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

Foreclosed Assets: Foreclosed assets are included in other assets on the consolidated balance sheets at the lower of cost or fair value, less estimated costs to sell. Any reduction in fair value is reflected in a valuation allowance account established by a charge to income. Costs incurred to carry the assets are charged to expense. Foreclosed assets totaled $2,143 and $2,296 at December 31, 2003 and 2002, respectively.

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

Mortgage Servicing Rights: Statement of Financial Accounting Standards (“SFAS”) No. 140 requires the recognition of originated mortgage servicing rights (“OMSRs”) as assets by allocating total costs incurred between the originated loan and the servicing rights retained based on their relative fair values. SFAS 140 also requires the recognition of purchased mortgage servicing rights at fair value, which is presumed to be the price paid for the rights.

Amortization of OMSRs is based on the ratio of net servicing income received in the current period to total net servicing income projected to be realized from the mortgage servicing right (“MSR”). Projected net servicing income is in turn determined on the basis of the estimated future balance of the underlying mortgage loan portfolio, which declines over time from prepayments and scheduled loan amortization. Amortization is calculated based on the estimated net servicing revenue, considering various factors including prepayment experience and market rates, as well as relevant characteristics of the servicing portfolio, such as loan types, interest rate stratification and recent prepayment experience.

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

Bank Owned Life Insurance: The Company has purchased life insurance policies on certain employees. Bank owned life insurance is recorded at its cash surrender value which is the amount that can be realized.

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

Loan Commitments and Related Financial Instruments: Financial instruments include off-balance sheet credit instruments, such as commitments to make loans and standby letters of credit, issued to meet customer financing needs. The face amount for these items represents the exposure to loss, before considering customer collateral or ability to repay. Such financial instruments are recorded when they are funded.

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

Derivatives include interest rate swaps which are entered into primarily for asset-liability management. The Company also uses options tied to the S&P 500 index to offset the risk of certificates of deposits issued by the Company which have a rate of return based on that index. The notional amount is used to calculate amounts to be paid but does not represent loss exposure.

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

	2003	2002	2001
Net income, as reported	$23,223	$25,113	$16,051
Deduct: Stock based compensation expense determined under fair value based method	164	932	442

Pro forma net income	$23,059	$24,181	$15,609

Earnings per share, as reported:
Basic	$1.07	$1.25	$1.38
Diluted	1.05	1.21	1.37
Pro forma earnings per share:
Basic	1.06	1.20	1.34
Diluted	1.04	1.16	1.33

For purposes of providing the pro forma disclosures required under SFAS No. 123, the fair value of the stock options granted in 2003 and 2001 were estimated at the date of grant using a Black-Scholes option pricing model. There were no options granted in 2002. The weighted average assumptions used in the option pricing model for 2001 relate to the BancFirst Ohio Corp. 1997 Omnibus Stock Incentive Plan. The weighted average assumptions for 2003 and 2001 were as follows:

	2003	2001
Delayed Vesting:
Risk-free interest rate	3.15%	4.47%
Expected dividend yield	2.60%	2.59%
Expected option life (years)	6.0	5.0
Expected volatility	22.00%	31.47%

Immediate Vesting:
Risk-free interest rate	1.96%	N/A
Expected dividend yield	3.07%	N/A
Expected option life (years)	3.0	N/A
Expected volatility	31.00%	N/A

Treasury Stock: Shares of Unizan Financial Corp. stock may be acquired for reissuance in connection with stock option plans, for future stock dividend declarations and for general corporate purposes. Treasury shares acquired are recorded at cost.

Dividend Reinvestment Plan: The 1999 Dividend Reinvestment and Stock Purchase Plan authorized the sale of 1,000,000 shares of the Company’s authorized but previously unissued common stock to shareholders who chose to invest all or a portion of their cash dividends. The Plan also permits shareholders who become participants in the Plan to make optional cash investments of not less than $100 or more than $5,000 per month for investment in common stock. In 2003, there were no shares purchased for dividend reinvestment on the open market and 50,716 shares were purchased from treasury. During 2003, there were no shares purchased for optional cash investments on the open market and 7,926 shares were purchased from treasury. In 2002, dividend reinvestment shares purchased on the open market totaled 26,600, and 25,682 shares were purchased from treasury. During 2002, there were no shares purchased for optional cash investments on the open market and 1,489 shares were purchased from treasury. Under the 1999 Plan, shares purchased in the open market are issued to the Plan at the weighted average purchase price plus applicable brokerage commissions, if any. The price of the newly issued shares under the 1999 Plan for dividend reinvestment is the average of the daily high and low sale prices reported on the Nasdaq National Market during the five trading days immediately preceding the record date for dividend reinvestment, or the purchase date for optional cash investment.

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

New Accounting Pronouncements: In November 2002, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation (“FIN”) No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” FIN 45 requires recognizing the fair value of guarantees made and information about the maximum potential payments that might be required, as well as the collateral or other recourse obtainable. FIN 45 covers guarantees such as standby letters of credit, performance guarantees, and direct or indirect guarantees of the indebtedness of others, but not guarantees of funding. The recognition requirements of FIN 45 are to be applied prospectively to guarantees issued or modified after December 31, 2002. The adoption of FIN 45 did not have a material impact on the Company’s consolidated financial condition or results of operations.

In December 2003, the FASB revised FIN No. 46, “Consolidation of Variable Interest Entities.” FIN 46, as revised in December 2003, changes the accounting model for consolidation from one based on consideration of control through voting interests. Whether to consolidate an entity will now also consider whether that entity has sufficient equity at risk to enable it to operate without additional financial support, whether the equity owners in that entity lack the obligation to absorb expected losses at the right to receive residual returns at the entity, or whether voting rights in the entity are not proportional to the equity interest and substantially all the entity’s activities are conducted for an investor with few voting rights. As of December 31, 2003, the Company applied the provisions of FIN 46 to a wholly-owned subsidiary trust that issued capital securities to third-party investors. The application of FIN 46 resulted in the deconsolidation of the wholly-owned subsidiary trust, which is discussed further in Note 12. The adoption of FIN 46 did not have a material impact on the Company’s consolidated financial condition or results of operations.

On April 30, 2003, the FASB issued Statement No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities”, to amend and clarify prior guidance. Statement 149 indicates that commitments to make mortgage loans should be accounted for as derivatives if the loans are to be held for sale, because the commitment represents a written option and accordingly is recorded at the fair value of the option liability. The standard is effective prospectively for hedging relationships and contracts entered into or modified after June 30, 2003; however SFAS 149 leaves in place earlier effective dates for matters already settled via the Derivatives Implementation Group process. The effect of adoption of this statement did not have a material effect on the Company’s financial condition or results of operations.

In May 2003, the FASB issued Statement No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”. FASB 150 requires reporting mandatorily redeemable shares as liabilities, as well as obligations not in the form of shares to repurchase shares that may require cash payment and some obligations that may be settled by issuing a variable number of equity shares. This Statement does not apply to convertible bonds, puttable stock, or other outstanding shares that are conditionally redeemable. It is effective for financial instruments that are new or modified after May 31, 2003, and to existing financial instruments in the first interim period beginning after June 15, 2003. The adoption on July 1, 2003 did not have a material effect on the Company’s financial condition or results of operations.

In June 2001, the FASB issued Statement No. 142, “Goodwill and Other Intangible Assets,” which addresses the accounting for such assets arising from prior and future business combinations. Upon the adoption of this Statement, goodwill arising from business combinations is no longer amortized, but rather is assessed regularly for impairment, with any such impairment recognized as a reduction to earnings in the period identified. Other identified intangible assets, such as core deposit intangible assets, continue to be amortized over their estimated useful lives. The Company adopted this Statement on January 1, 2002 and in the first quarter of 2002 recognized $1,392 in expense for the impairment of goodwill from prior acquisitions.

Loss Contingencies: Loss contingencies, including claims and legal actions arising in the ordinary course of business, are recorded as liabilities when the likelihood of loss is probable and an amount or range of loss can be reasonably estimated. Management does not believe there now are such matters that will have a material effect on the financial statements.

Dividend Restriction: Banking regulations require maintaining certain capital levels and may limit the amount of dividends paid by the bank to the holding company or by the holding company to shareholders. At year-end 2003, approximately $10,322 was available to pay dividends to the holding company. Dividends in excess of this amount may be paid, but require prior regulatory approval.

Restrictions on Cash: Cash on hand or on deposit with the Federal Reserve Bank of $18,955 and $16,274 was required to meet regulatory reserve and clearing requirements at year-end 2003 and 2002, respectively. These balances do not earn interest.

Financial Statement Presentation: Certain previously reported consolidated financial statement amounts have been reclassified to conform to the 2003 presentation.

Note 2 — Mergers and Acquisitions

On January 27, 2004, Huntington Bancshares Incorporated, a $30 billion regional bank holding company headquartered in Columbus, Ohio, and Unizan Financial Corp. announced the signing of a definitive agreement to merge the two organizations. Under terms of the agreement, Unizan shareholders will receive 1.1424 shares of Huntington common stock, on a tax-free basis, for each share of Unizan. Based on the $23.10 closing price of Huntington’s common stock on January 26, 2004, this represents a price of $26.39 per Unizan share, a 15% premium to Unizan’s per share closing price of $22.95, and values the transaction at approximately $587 million. The merger was unanimously approved by both boards and is expected to close late in the second quarter of 2004, pending customary regulatory approvals, as well as Unizan shareholder approval.

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

The merger was accounted for as a purchase of UNB Corp. Accordingly, UNB Corp.’s results of operations have been included from the date of the merger. The merger created a financial services holding company with total assets of $2.6 billion and deposits of $1.9 billion.

The core deposit intangible is subject to amortization on an accelerated basis over an estimated life of ten years. The goodwill will not be amortized, but is evaluated for impairment on an annual basis. Because the merger was structured as a tax free exchange, none of the goodwill is deductible for tax purposes.

Note 3 — Goodwill and Intangible Assets

The change in the carrying amount of goodwill for the years ended December 31, 2003 and 2002 was as follows:

Balance as of December 31, 2001	$18,871
Goodwill acquired during the period	75,076
Less:
Impairment of goodwill	1,392
Sale of financial planning company	500

Balance as of December 31, 2002	$92,055
Less: Impairment of goodwill	84

Balance as of December 31, 2003	$91,971

Due to market conditions that have adversely affected the level of new investment activity, the operating performance of the Investment and Funds Management segment continued to be below expectations. In 2003 and 2002, a goodwill impairment charge of $84 and $1,392 was recognized respectively, in the Investment and Funds Management segment. The fair value was estimated using the expected present value of future cash flows.

Goodwill was no longer amortized starting in 2002. The following summarizes the non-amortization of goodwill for the years ended December 31:

	2003	2002	2001
Reported net income	$23,223	$25,113	$16,051
Add back: goodwill amortization	—	—	1,122

Adjusted net income	$23,223	$25,113	$17,173

Basic earnings per share:
Reported net income	$1.07	$1.25	$1.38
Goodwill amortization	—	—	0.10

Adjusted net income	$1.07	$1.25	$1.48

Diluted earnings per share:
Reported net income	$1.05	$1.21	$1.37
Goodwill amortization	—	—	0.10

Adjusted net income	$1.05	$1.21	$1.47

Identified intangible assets consisted of $18,313 of core deposit intangibles and $348 of other identified intangible assets, net of accumulated amortization as of December 31, 2003. Identified intangible assets consisted of $21,201 of core deposit intangibles and $847 of other identified intangible assets, net of accumulated amortization as of December 31, 2002. Identified intangible assets consisted of $1,779 of core deposit intangibles as of December 31, 2001. For the years ended December 31, 2003, 2002 and 2001, $3,387, $2,841 and $682 of intangible amortization expense was recognized, respectively. Identified intangible assets are expensed on an accelerated basis over 10 to 15 years. Intangible amortization expense is estimated to be $3,107, $2,565, $2,472, $2,274 and $2,150 for the years ended December 31, 2004 through December 31, 2008, respectively.

Note 4 — Securities

The fair value of available-for-sale securities and the related gross unrealized gains and losses recognized in accumulated other comprehensive income (loss) were as follows:

	December 31, 2003
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities available-for-sale:
U.S. Treasury securities	$1,000	$7	$—	$1,007
Obligations of states and political subdivisions	46,222	1,627	(36)	47,813
Corporate obligations	42,241	794	(1,684)	41,351
Mortgage-backed and related securities	367,272	1,205	(3,735)	364,742
Other debt securities	314	—	(4)	310
Other securities	18,301	39	(1,788)	16,552

Total securities available-for-sale	$475,350	$3,672	$(7,247)	$471,775

	December 31, 2002
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities available-for-sale:
U.S. Treasury securities	$1,002	$27	$—	$1,029
Securities of other government agencies	983	19	—	1,002
Obligations of states and political subdivisions	33,487	976	(106)	34,357
Corporate obligations	60,833	830	(3,471)	58,192
Mortgage-backed and related securities	327,905	6,412	(900)	333,417
Other securities	19,643	16	(1,355)	18,304

Total securities available-for-sale	$443,853	$8,280	$(5,832)	$446,301

The carrying amount, unrecognized gains and losses, and fair value of securities held-to-maturity were as follows:

	December 31, 2003
	Carrying Amount	Gross Unrecognized Gains	Gross Unrecognized Losses	Fair Value
Securities held-to-maturity:
Obligations of states and political subdivisions	$200	$13	$—	$213
Mortgage-backed and related securities	2,661	140	(32)	2,769

Total securities held-to-maturity	$2,861	$153	$(32)	$2,982

	December 31, 2002
	Carrying Amount	Gross Unrecognized Gains	Gross Unrecognized Losses	Fair Value
Securities held-to-maturity:
Obligations of states and political subdivisions	$334	$21	$—	$355
Mortgage-backed securities	4,923	269	(18)	5,174

Total securities held-to-maturity	$5,257	$290	$(18)	$5,529

The amortized cost and fair value of debt securities at December 31, 2003, by contractual maturity, are shown below. Actual maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity date, primarily mortgage-backed securities, are shown separately.

	December 31, 2003
	Amortized Cost	Fair Value	Weighted Average Yield
Available-for-Sale:
Due in one year or less	$5,088	$5,113	3.49
Due from one to five years	6,885	7,210	4.53
Due from five to ten years	10,532	10,633	5.03
Due after ten years	67,272	67,525	6.96
Mortgage-backed and related securities	367,272	364,742	3.69

Total securities available-for-sale	$457,049	$455,223	4.20

Held-to-Maturity:
Due from one to five years	$200	$213	6.80
Mortgage-backed and related securities	2,661	2,769	7.98

Total securities held-to-maturity	$2,861	$2,982	7.89

Proceeds from the sale or call at a premium of securities were as follows:

	2003	2002	2001
Proceeds	$92,434	$3,524	$18,835
Gross gains	3,689	218	342
Gross losses	506	32	25
Impairment loss	1,410	—	—

Included in corporate obligations is a trust preferred security issued by North Country Financial Corporation. North Country Financial Corporation’s principal subsidiary, North Country Bank and Trust is operating under a Cease and Desist Order with the Federal Deposit Insurance Corporation and the Michigan Office of Financial and Insurance Services. As a result of these circumstances, an impairment charge of $1,410 was recognized on the $2,000 trust preferred security.

At December 31, 2003, there were no holdings of securities of any one issuer, other than the U.S. government and its agencies and corporations, in an amount greater than 10% of shareholders’ equity.

Securities with a carrying value of approximately $365,228 and $360,200 as of December 31, 2003 and 2002, respectively, were pledged to secure public funds, deposits, borrowings under term reverse repurchase agreements, and for other obligations.

Securities with unrealized losses at year-end 2003 not recognized in income are as follows:

	Less than 12 months		12 months or longer		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Obligations of state and political subdivisions	$1,998	($20)	$999	($16)	$2,997	($36)
Corporate obligations	—	—	21,255	(1,684)	21,255	(1,684)
Mortgage-backed and related securities	299,441	(3,624)	7,219	(143)	306,660	(3,767)
Other debt securities	310	(4)	—	—	310	(4)

Subtotal, debt securities	301,749	(3,648)	29,473	(1,843)	331,222	(5,491)
Common stock	276	(13)	284	(67)	560	(80)
Preferred stock	—	—	8,792	(1,708)	8,792	(1,708)

Total temporarily impaired securities	$302,025	($3,661)	$38,549	($3,618)	$340,574	($7,279)

The comments below relate to those securities which have been in a continuous unrealized-loss position for more than twelve months. As of the reporting date, the Company believes that the impairment described is temporary.

Obligations of state and political subdivisions

The balance of $999 includes four bonds from two issuers. Three issues totaling $500 from one issuer are insured, which effectively eliminates the risk of loss. The securities currently carry a Standard & Poor’s rating of AA. The fourth security, totaling $499, carries a Moody’s rating of A3 and has a stable outlook. In total, the amount of unrealized loss is approximately 1.6% of the carrying value.

Corporate obligations

The balance of $21,255 includes ten trust preferred securities from nine issuers. Prices for this type of security can be impacted by a number of factors, including but not limited to the credit standing of the issuer, the coupon rate, the call date and the maturity date of the security. Six issues totaling $8,246 have been rated B+ or higher by either Standard and Poor’s or Moody’s. Four issues totaling $13,009 were purchased as non-rated securities. Seven issues totaling $13,721 are LIBOR indexed variable rate securities, and three issues totaling $7,534 are fixed rate securities with an average coupon of 8.9%. As rates have declined to their current historically low levels, the market has demanded a wider spread over LIBOR for variable rate securities, resulting in lower market prices. As rates return to more normal levels, required spreads should also decrease, allowing prices to increase. Seven issues totaling $15,177 have current market depreciation of less than 10.0% of the carrying value and three issues totaling $6,078 have current market depreciation of more than 10.0% of the carrying value. The non-rated securities are reviewed on a quarterly basis by Credit Administration. Based on these reviews, Management believes the unrealized losses on these securities are temporary in nature. Management also believes they have the ability to hold these securities to maturity and the issuers have the ability to re-pay. As previously discussed, an impairment charge was recognized on a trust preferred security issued by North Country Financial Corporation as part of the credit review process. Since the decline in the market value of this security is other than temporary in nature, it is not included in the table above.

Mortgage backed and related securities

The balance of $7,219 includes three agency issued collateralized mortgage obligations, twenty-nine mortgage pass-through securities and one privately issued collateralized mortgage obligation. All of the agency-issued securities are currently paying principal and interest monthly, and on average have repaid 92.0% of their original principal amount. The privately issued security is also paying principal and interest, and has repaid 45.0% of its original principal balance. In total, the amount of the unrealized loss is approximately 2.4% of the carrying value.

Common stock

The balance of $284 includes seven issues owned by Unizan Financial Corp. All of the holdings were issued by large, well capitalized companies. Market prices have improved significantly over the last twelve months and are expected to follow the overall trend of the stock market.

Preferred stock

The balance of $8,792 consists of $5,512 of LIBOR indexed variable rate FNMA preferred stock and $3,280 of LIBOR indexed variable rate FHLMC preferred stock. The continued decrease in the market price on these securities is related to the overall level of interest rates. As rates have declined to their current historically low levels, the market has demanded a wider spread over the index for this type of partially tax exempt security, resulting in a lower market price. As rates return to more normal levels, required spreads should also decrease, allowing prices to increase.

Note 5 — Loans

Loans were comprised of the following at December 31:

	2003	2002
Commercial, financial and agricultural	$261,167	$246,116
Commercial real estate	658,699	627,386
Aircraft	133,277	131,601
Residential real estate	450,398	473,180
Consumer	464,943	428,091

Total loans	$1,968,484	$1,906,374

Impaired loans were as follows:

	2003	2002
Loans with no allowance for loan losses allocated	$2,630	$—
Loans with allowance for loan losses allocated	4,846	7,352
Amount of allowance allocated	2,402	2,106
Average of impaired loans, year-to-date	4,638	7,694
Interest income recognized during impairment	232	103
Cash-basis interest income recognized year-to-date	—	—

At December 31, 2001 and for the year then-ended, the recorded investment in loans considered to be impaired and interest income related thereto was not material.

Non-performing loans were as follows:

	2003	2002
Loans past due over 90 days and still accruing	$5,333	$5,214
Nonaccrual loans	20,566	10,040

Restructured loans consisted of one loan that was restructured in May 1999, with an outstanding principal balance of $2,565 and $2,694 at December 31, 2003 and 2002, respectively. This loan is performing in accordance with its restructured terms.

At December 31, 2003, nonaccrual loans included $8,937 of SBA and other government guaranteed loans, of which $6,537 is guaranteed by the government compared with $2,620 of SBA and other government guaranteed loans, of which $1,548 was guaranteed by the government at December 31, 2002. The remaining increase in nonaccrual loans resulted primarily within residential mortgage loans and was a result of delinquency trends in general. While there has been an increase in delinquencies and nonaccrual loans, there continues to be little translation into losses.

Certain directors, executive officers and principal shareholders of Unizan Financial Corp. and its subsidiaries are loan customers of the subsidiary Bank. A summary of aggregate related party loan activity is as follows for the year ended December 31:

2003
Balance, January 1,	$9,812
New loans	15,202
Repayments	(4,355)
Other changes	50

Balance, December 31,	$20,709

Note 6 — Allowance for Loan Losses

Transactions in the allowance for loan losses for the years ended December 31, were as follows:

	2003	2002	2001
Balance at January 1,	$25,271	$10,610	$10,150
Acquired allowance for loan losses	—	12,148	—
Provision charged to expense	4,833	7,893	2,250
Loans charged off	(7,884)	(7,761)	(2,564)
Recoveries on loans previously charged off	2,391	2,381	774

Balance at end of year	$24,611	$25,271	$10,610

Note 7 — Secondary Mortgage Market Activities

Loans serviced for others, which are not reported as assets, totaled $298 million and $297 million at December 31, 2003 and 2002, respectively. Activity for capitalized mortgage servicing rights and the related valuation allowance was as follows:

	2003	2002
Servicing rights:
Beginning of year	$3,376	$2,017
Additions	1,378	1,732
Amortized to expense	(1,980)	(373)

End of year	$2,774	$3,376

Valuation allowance:
Beginning of year	$1,410	$225
Reduction (increase) to income	(587)	1,185

End of year	$823	$1,410

The fair value of MSRs is estimated by calculating the present value of estimated future net servicing cash flows, taking into consideration expected mortgage loan prepayment rates, discount rates, servicing costs, and other economic factors. The expected rate of mortgage loan prepayments is the most significant factor driving the valuation and are derived from a third party model. Increases in mortgage loan prepayments reduce estimated future net servicing cash flows because the life of the underlying loan is reduced. A median PSA speed of 318% and an investor yield of 10% are the key economic assumptions used in determining the fair value amount.

Note 8 — Premises and Equipment

The components of premises and equipment at December 31, were as follows:

	2003	2002
Land	$4,833	$4,833
Buildings & leasehold improvements	22,019	21,696
Furniture and fixtures	21,399	19,878

Total premises and equipment	48,251	46,407
Accumulated depreciation and amortization	(22,898)	(19,470)

Premises and equipment, net	$25,353	$26,937

Depreciation expense was $3,484, $3,547 and $2,038 for the years ended December 31, 2003, 2002 and 2001, respectively. At December 31, 2003, the Company was obligated for the next five years for rental commitments under non-cancelable operating leases on the main and branch offices and equipment as follows:

2004	$1,354
2005	1,032
2006	1,021
2007	843
2008	71

Total	$4,321

Rental expense amounted to approximately $1,511, $1,452 and $724 in 2003, 2002 and 2001, respectively.

Note 9 — Interest Bearing Deposits

Total interest-bearing deposits as presented on the consolidated balance sheets were comprised of the following classifications:

	December 31,
	2003	2002
Interest-bearing demand	$276,037	$274,740
Savings and money market deposits	531,134	413,112
Time:
In denominations under $100,000	709,118	765,907
In denominations of $100,000 or more	253,002	281,662

Total interest bearing deposits	$1,769,291	$1,735,421

Time deposits in denominations under $100,000 included brokered deposits of $62,955 and $17,737 at year-end 2003 and 2002, respectively.

At year-end 2003, stated maturities of time deposits were as follows:

2004	$474,006
2005	310,998
2006	73,653
2007	72,594
2008	26,455
Thereafter	4,414

Total	$962,120

Related party deposits totaled $20,171 and $9,329 at year-end 2003 and 2002, respectively.

Note 10 — Short-Term Borrowings

Short-term borrowings consist of securities sold under agreements to repurchase. Physical control is maintained for securities sold under repurchase agreements. Information concerning all short-term borrowings maturing in less than one year is summarized as follows, at December 31:

	2003	2002
Securities sold under repurchase agreements	$56,413	$58,714

Weighted average interest rate at period end	0.56%	0.57%

Average amount outstanding during year	$65,291	$51,551

Approximate weighted average interest rate during the year	0.74%	0.94%

Maximum amount outstanding as of any month end	$83,124	$76,402

Note 11 — Other Borrowings

Federal Home Loan Bank (FHLB) advances and other borrowings were as follows:

	December 31, 2003		December 31, 2002
	Amount	Average Rate	Amount	Average Rate
FHLB advances	$268,721	5.57	$266,746	4.92%
Term repurchase agreements	45,000	5.44	45,000	5.44
Line of credit with financial institution	15,500	2.03	20,000	3.09
Term debt with a financial institution	15,000	3.61	—	—
Capital leases	482	4.35	165	7.73
Subordinated term notes	150	2.61	—	—

	$344,853		$331,911

The Bank has entered into various borrowing agreements with the FHLB of Cincinnati. Scheduled principal payments on amortizing advances are shown in the year they are due. At December 31, 2003, minimum annual repayments of FHLB advances were comprised of the following:

Maturity	Weighted Average Rate	Principal Repayment
2004	6.15%	$20,398
2005	2.30%	95,441
2006	5.09%	35,993
2007	4.91%	17,000
2008	4.05%	63,890
2009 and thereafter	3.87%	35,999

Total	3.76%	$268,721

FHLB advances must be secured by eligible collateral as specified by the FHLB. Accordingly, the Company has a blanket pledge of its one-to-four family mortgages, multi-family, commercial real estate and home equity loans held in the loan portfolio as collateral for the advances outstanding at December 31, 2003 with a required minimum ratio of collateral to advances of $362,773, or 135%. Also, the Company has an investment in FHLB stock of $34,716 at December 31, 2003 of which approximately $13,500 is pledged as collateral for outstanding advances. FHLB advances comprise a combination of fixed and variable rate advances. Variable rate advances can be paid off, in part or in full, on any monthly interest reset date without penalty. Fixed rate advances are generally subject to early prepayment fees approximately equal to the present value of the lost cash flow to the FHLB.

At December 31, 2003, the Company had $45,000 in term repurchase agreements with Salomon Brothers, Inc. under which the Company sold mortgage-backed and related securities classified as available for sale with a fair value of $48,379. The repurchase agreements had a weighted average maturity of 4.4 years at December 31, 2003 and 5.4 years at December 31, 2002. Also, such repurchase agreements are callable at the option of the counter-party. The securities are held at Salomon Brothers, Inc.

The Parent Company has a line of credit of $25,000 from a financial institution that is used for liquidity purposes and to facilitate additional investment in subsidiaries. The line of credit is secured by common stock of Unizan Bank, National Association. The total outstanding balance at December 31, 2003 was $15,500. The interest on each draw is variable and is priced off the Federal Funds Rate plus 0.85% per annum and is paid quarterly. The line of credit matures in September 2004. Also, the Parent Company has a term loan of $15,000 from a financial institution that was used to facilitate additional investment in subsidiaries. The term loan is also secured by common stock of Unizan Bank, National Association. The interest rate is variable and is priced off the LIBOR Rate plus 2.50% per annum and is paid quarterly. The debt matures on September 30, 2004.

The Bank entered into two capital lease arrangements in order to finance the purchase of equipment. The aggregate outstanding balance of the leases as of December 31, 2003 was $482. The first lease calls for sixty monthly payments of $4 and the last payment is due in October 2006 and the second lease calls for sixty monthly payments of $8 with the last payment is due in July 2008.

In 2003, Unizan Banc Financial Services, Inc. began offering subordinated term notes with maturity dates of one, two or three years from the date of issue in order to finance additional loan growth. The outstanding balance of the subordinated notes as of December 31, 2003 was $150.

Note 12 — Subordinated Note

On October 18, 1999, the BFOH Capital Trust I, a statutory business trust created under Delaware law, issued $20,000 of 9.875% Capital Securities, Series A (“Capital Securities”) with a stated value and liquidation preference of $1 per share. The Trust’s obligations under the Capital Securities issued are fully and unconditionally guaranteed by the Company. The proceeds from the sale of the Capital Securities of the Trust, as well as the proceeds from the issuance of common securities to the Company, were utilized by the Trust to invest in $20,619 of 9.875% Junior Subordinated Debentures (the “Debentures”) of the Company. The Debentures are unsecured obligations and rank subordinate and junior to the right of payment to all indebtedness, liabilities and obligations of the Company. The Debentures represent the sole assets of the Trust. Interest on the Capital Securities is cumulative and payable semi-annually in arrears. The Company has the right to optionally redeem the Debentures prior to the maturity date of October 15, 2029, on or after October 15, 2009 at 104.938% (declining annually thereafter to 100% after October 15, 2019) of the stated liquidation amount, plus accrued and unpaid distributions, if any, to the redemption date. Under the occurrence of certain events, specifically a Tax Event, Investment Company Event or Capital Treatment Event as more fully defined in the BFOH Capital Trust I Prospectus dated October 13, 1999, the Company may redeem in whole, but not in part, the Debentures prior to October 15, 2009. Proceeds from any redemption of the Debentures would cause a mandatory redemption of the Capital Securities and the common securities having an aggregate liquidation amount equal to the principal amount of the Debentures redeemed. Debt issuance costs of $958 have been capitalized by the Trust and are being amortized.

The Trust is a wholly owned subsidiary of the Company, has no independent operations and has issued securities that contain a full and unconditional guarantee of its parent, the Company. The Trust is exempt from the reporting requirements of the Securities Exchange Act of 1934.

Prior to 2003, the trust was consolidated in the Company’s financial statements, with the trust preferred securities issued by the trust reported in liabilities as “company obligated mandatorily redeemable trust preferred” and the subordinated debentures eliminated in consolidation. Under new accounting guidance, FASB

Interpretation No. 46, as revised in December 2003, requires that subsidiaries defined as variable interest entities be consolidated by the enterprise that will absorb the majority of the entities expected losses if they occur, receive a majority of the variable interest entities residual returns if they occur, or both. The company determined that the Trust meets the definition of a variable interest entity and that the company is not the primary beneficiary of the Trusts activities. Accordingly, as of December 31, 2003, the trust is no longer consolidated with the Company. The Company does not report the securities issued by the trust as liabilities, and instead reports as liabilities the subordinated debentures issued by the Company and held by the trust, as these are no longer eliminated in consolidation. The amounts previously reported as “company obligated mandatorily redeemable trust preferred” in liabilities have been recaptioned “subordinated note” and continue to be presented in liabilities on the balance sheet. The deconsolidation of the Trust increased the Company’s balance sheet by $619, the difference representing the Company’s common ownership in the Trust. The deconsolidation has no impact on the Company’s liquidity position since it continues to be obligated to repay the debentures held by the Trust and guarantees repayment of the capital securities issued by the Trust.

The Capital Securities held by the Trust qualify as Tier 1 capital for the Company under the Federal Reserve Board’s regulatory framework. The Federal Reserve Board is currently evaluating whether the capital securities will continue to qualify as Tier 1 capital due to deconsolidation of the related trust preferred entity. If the Federal Reserve Board disqualifies the capital securities as Tier 1 capital, the effect of such a change could have a material impact on the Company’s regulatory capital ratios.

Note 13 — Retirement Plans

The Company has a 401(k) Retirement Plan which covers substantially all employees. The Company makes contributions to the plan pursuant to salary savings elections and discretionary contributions as set forth by the provisions of the plan. Employees direct the investment of account balances from plan alternatives. Operations have been charged $1,986, $985, and $562 for contributions to the plan for the years ended December 31, 2003, 2002 and 2001, respectively.

The Company maintains an employee stock purchase plan whereby eligible employees and directors, through their plan contributions, may purchase shares of the Company’s stock. Such shares are purchased from treasury stock at fair market value. Minimal expenses were incurred by the Company for the years ended December 31, 2003, 2002 and 2001, in connection with the plan.

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

In July 2001, UNB Corp.’s Board of Directors approved a resolution terminating the UNB Corp.’s defined benefit pension plan. In February 2002, the Board of Directors approved ceasing the accumulation of future benefits to plan participants. At the time of the termination, UNB Corp. recognized a loss of $2.7 million. The settlement of vested plan benefits occurred upon receipt of a determination letter from the Internal Revenue Service approving the plan termination. In 2003, the termination of the defined benefit plan was completed and $1,232 was recognized in expense to fully fund the liability associated with the distribution to the participants.

Note 14 — Stock Option and Performance Unit Plan

In 1987, the shareholders of UNB Corp. approved a Stock Option and Performance Unit Plan reserving 764,040 shares of common stock, adjusted for stock dividends and splits, for the granting of options to executive officers and other senior management personnel. Options are not exercisable for at least four years from the date of grant and are not fully exercisable until six years from the date of grant. The duration of the exercise period is ten years. In 1997, the shareholders of UNB Corp. approved a Stock Option Plan reserving 1,000,000 shares of common stock, adjusted for stock dividends and splits, for the granting of options to directors and employees of the Company and its affiliates. In 2003, shareholders approved an amendment to the 1997 Stock Option Plan increasing the number of shares authorized under the Plan by 1,800,000. Non-qualified stock options granted to directors are immediately exercisable. Stock options granted to employees of the Company and its affiliates are partially exercisable one year from the date of grant and become fully exercisable five years from grant date. The duration of the exercise period is ten years. In accordance with provisions of the Plan, upon a change in control, as defined in the Plan, all options outstanding at the time of such change in control fully vested and became 100% exercisable. As options are exercised, shareholders’ equity will be credited with the proceeds.

1987 Plan

	Number of Options
	Available for Grant	Exercised	Outstanding	Weighted-average exercise price	Range of Option Price per Share
Balance acquired at merger	—	488,506	266,010	$8.72	$6.00	$15.00
Exercised	—	39,540	(39,540)	5.70	6.00	15.00

Balance, December 31, 2002	—	528,046	226,470	8.35	6.00	15.00
Exercised	—	173,779	(173,779)	7.14	6.00	15.00

Balance, December 31, 2003	—	701,825	52,691	12.34	9.63	15.00

1997 Plan
	Number of Options
	Available for Grant	Exercised	Outstanding	Weighted-average exercise price	Range of Option Price per Share
Balance acquired at merger	119,961	23,239	856,800	$15.92	$12.69	$20.25
Forfeited	3,573	—	(3,573)	18.89	18.40	20.00
Exercised	—	90,535	(90,535)	13.71	12.69	20.25

Balance, December 31, 2002	123,534	113,774	762,692	16.18	12.69	20.25
New shares authorized for grant	1,800,000	—	—
Granted	(256,351)	—	256,351	17.60	17.33	19.56
Forfeited	33,193	—	(33,193)	19.48	17.33	20.00
Exercised	—	53,040	(53,040)	16.08	12.83	20.00

Balance, December 31, 2003	1,700,376	166,814	932,810	16.46	12.69	20.25

The weighted average fair value of options granted during 2003 was $3.37 per option.

BancFirst Ohio Corp. had a 1997 Omnibus Stock Incentive Plan (the BFOH Plan), which provided for the granting of stock options and other stock related awards to key employees. Upon the completion of the merger, all outstanding options of BFOH were converted to Unizan Financial Corp. options at the exchange ratio of 1.325 and no additional options will be granted under the BFOH Plan. In accordance with provisions of the BFOH Plan, upon a change in control, as defined in the BFOH Plan, all options outstanding at the time of such change in control fully vested and became 100% exercisable. The duration of the exercise period is twenty years. All options granted were at a price that equaled or exceeded the market value of BFOH’s common stock at the date of grant. The summary of stock option activity is as follows:

1997 BFOH Plan

	Number of Options
	Available For Grant	Exercised	Outstanding	Weighted-average exercise price	Range of Option Price per Share
Balance, January 1, 2001	501,939	3,256	607,805	$16.58	$10.06	$25.88
Granted	(271,002)	—	271,002	17.63	16.60	18.87
Forfeited	31,751	—	(31,751)	15.46	11.32	25.88

Balance, December 31, 2001	262,688	3,256	847,056	16.96	10.06	25.88

Expired	(262,688)	—	—
Forfeited	—	—	(51,115)	19.66	11.32	25.88
Exercised	—	154,662	(154,662)	16.11	11.32	20.13

Balance, December 31, 2002	—	157,918	641,279	17.11	10.06	25.88

Forfeited	—	—	(16,902)	19.42	11.32	25.88
Exercised	—	54,918	(54,918)	16.39	11.32	20.13

Balance, December 31, 2003	—	212,836	569,459	17.20	10.06	25.88

Options exercisable as of year-end were as follows:

	Number of Options	Weighted Average Exercise Price
1987 Plan
December 31, 2002	226,470	$8.35
December 31, 2003	52,691	12.34

1997 Plan
December 31, 2002	759,692	16.17
December 31, 2003	720,485	16.19

1997 BFOH Plan
December 31, 2001	287,598	17.65
December 31, 2002	641,279	17.11
December 31, 2003	569,459	17.20

The weighted average remaining option life for outstanding options issued under the 1987 Stock Option Plan at year-end 2003 was 2.2 years. The weighted average remaining option life for outstanding options issued under the 1997 Stock Option Plan at year-end 2003 was 7.2 years. The weighted average remaining option life for outstanding options issued under the 1997 BFOH Stock Option Plan at year-end 2003 was 16.6 years.

Also under the BFOH Plan, BFOH adopted the 1997 Bonus Shares Program whereby eligible employees receiving annual cash bonus awards could elect to receive up to 50% of such awards in common shares of the Company (“bonus shares”). Eligible employees elected to receive $360 of their 2001 bonus, in bonus shares which resulted in the issuance of 15,017 shares in 2002, 16,649 shares in 2001. Due to the change in control, the accelerated vesting of the matching shares and the termination of the Bonus Shares Program, $510 in compensation expense was recognized and 38,018 shares were issued in 2002.

For the subsequent period of January 1, 2004 to March 2, 2004, there were 42,263 options exercised with a weighted average exercise price of $12.42 from the 1987 Plan, there were 347,760 options exercised with a weighted average exercise price of $15.89 from the 1997 Plan and there were 86,034 options exercised with a weighted average exercise price of $16.83 from the 1997 BFOH Plan. During the subsequent period, 6,931 of the options exercised from the 1987 Plan, 331,651 of the options exercised from the 1997 Plan and 57,157 of the options exercised from the 1997 BFOH Plan were settled in cash or immature shares. Accordingly, an expense of $3,638 will be recognized during the first quarter of 2004.

Note 15 — Other Operating Expenses

Other operating expenses are summarized as follows:

	Years ended December 31,
	2003	2002	2001
Data processing	$3,622	$3,663	$1,485
Electronic banking fees	2,369	1,871	591
Marketing expense	1,348	1,618	822
Professional fees	2,413	1,993	1,204
Stationery, supplies and postage	1,826	1,882	769
Telecommunications	1,626	1,307	652
Other expenses	6,561	6,498	4,354

Total other operating expenses	$19,765	$18,832	$9,877

Note 16 — Income Taxes

Income taxes consist of the following:

	Years ended December 31,
	2003	2002	2001
Current tax expense	$11,778	$12,180	$6,866
Deferred tax expense (benefit)	(670)	(441)	793

Total income taxes	$11,108	$11,739	$7,659

The difference between the provision for income taxes and amounts computed by applying the statutory income tax rate of 35% for 2003, 2002 and 2001 to income before taxes is as follows:

	Years ended December 31,
	2003	2002	2001
Income taxes computed at the statutory tax rate on pretax income	$12,016	$12,898	$8,299
Add tax effect of:
Tax-exempt income	(732)	(526)	(495)
Increase in value of life insurance	(866)	(964)	—
Nondeductible goodwill impairment	29	463	—
Nondeductible compensation	629	—	—
Other	32	(132)	(145)

Total income taxes	$11,108	$11,739	$7,659

The sources of gross deferred tax assets and gross deferred tax liabilities are as follows at December 31:

	2003	2002
Items giving rise to deferred tax assets:
Allowance for loan losses	$8,614	$8,779
Reserve for health insurance	223	118
Amortization of intangibles	1,310	1,315
Unrealized holding losses on securities	1,251	—
Unrealized losses on derivatives	1,105	1,612
Accrued pension	21	1,115
Deferred compensation	1,230	856
Post retirement benefits	568	568
Security valuation	493	—
Other	258	619

Total deferred tax assets	15,073	14,982
Items giving rise to deferred tax liabilities:
Loan servicing	1,808	1,935
Deferred loan fees and costs	71	85
FHLB stock dividends	4,944	4,470
Depreciation	1,306	1,440
Purchase accounting adjustments	9,679	11,170
Unrealized holding gain on securities	—	856
Other	28	59

Total deferred tax liabilities	17,836	20,015

Net deferred tax liability	$(2,763)	$(5,033)

Taxes on gain on sale of securities approximated $621, $65 and $111 in 2003, 2002 and 2001, respectively.

Note 17 — Financial Instruments

Financial Instruments: The Company is a party to financial instruments in the normal course of business to meet the financial needs of its customers. The contract or notional amounts of these instruments are not included in the consolidated financial statements. The exposure to credit loss in the event of nonperformance by the other party to the financial instruments for commitments to make loans is represented by the contractual amounts of these instruments. The Company does not anticipate any material losses from these transactions. The contract or notional amounts of these instruments on December 31, were as follows:

	2003	2002
Fixed rate commitments to extend credit	$34,813	$213,992
Variable rate commitments to extend credit	453,758	550,261
Variable rate standby letters of credit and financial guarantees	6,952	21,354

The amounts above represent contracts entered into by the Company, net of amounts participated to other financial institutions. The fixed rate loan commitments have interest rates ranging from 4.25% to 10.75%.

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

In addition to the financial instruments with off-balance sheet risks, the Company has commitments to lend money which have been approved by the Small Business Administration’s (SBA) 7(a) program. Such commitments carry SBA guarantees on individual credits ranging from 59.6% to 75% of principal balances. The total of such commitments at December 31, 2003 and 2002, were $4,242 and $2,730, respectively, with guaranteed principal by the SBA totaling $3,028 and $1,974, respectively.

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

Cashflow Hedges: The Company uses pay fixed, receive floating interest rate swaps to hedge the cashflows of variable rate borrowings. The floating payments are tied to three month LIBOR with quarterly resets. Net interest settlements on the swaps are included with interest expense on the hedged borrowings. Because the swaps are fully effective at converting the borrowings from variable to fixed, their fair value is recorded with an offset to other comprehensive income, net of tax and no ineffectiveness was recorded in earnings. Of the swaps outstanding at year-end 2003, $15,000 matures in both 2005 and 2010. During 2004 based on current rates, approximately $1.6 million will be reclassified out of other comprehensive income into interest expense.

	2003	2002
Notional amount	$30,000	$30,000
Average variable rate at year-end	1.17%	1.41%
Average fixed rate	6.64%	6.64%
Fair value	$(2,895)	$(4,064)
Included in interest expense	1,600	2,033
Net Other Comprehensive Income	(1,289)	(2,087)

Other derivatives: Through the business combination with UNB Corp. on March 7, 2002, the Company acquired a pay fixed, receive floating interest rate swap as a hedge against fixed rate mortgage loans. The notional amount of the swap declined monthly with a final maturity in June 2003 and its floating payments were tied to three month LIBOR with quarterly resets. While this hedging arrangement provided protection against changing rates, the terms of the swap do not fully offset the interest rate risk of the loans and therefore it was not considered an effective hedge. Accordingly, changes in the fair value of the swap since the date of the merger were included in earnings which amounted to income of $168 and $239 in 2003 and 2002, respectively.

	2003	2002
Notional amount	—	$8,526
Average variable rate at year-end	—	1.41%
Fixed rate	—	5.86%
Fair value	—	$(174)
Included in interest income	$(189)	(390)
Included in non-interest income	168	239

During 2003, the Company began offering longer term fixed rate loans to commercial borrowers. Since holding fixed rate loans would create more interest rate risk than the Company is willing to accept at this time, the loans are hedged with interest rate swaps that convert the loans rates to variable. Each swap is structured to have the same amortization and rate reset schedule as its underlying loan, which results in an effective fair value hedge. Changes in the market value of the swap and the loan are included in earnings.

Notional amount	$12,687
Average variable rate at year end	3.41%
Average fixed rate at year end	6.37%
Weighted average remaining term	111 months
Fair value	$56
Included in interest income	(148)

During 2001, the Company issued certificates of deposits maturing in 2006 whose return is based upon the S & P 500 index. The customer bears no risk of loss should the S & P 500 index decline, but will earn interest based on the index should it rise. To protect against the risk of the index rising, the Company purchased options on the S & P 500 for a premium of $1,036 which offsets the equivalent risk of the embedded option in the certificate of deposit. The discount on the certificate of deposits, created at inception and equal to the premium of purchased option, is being recorded as interest expense on deposits over its five year life. The purchased option and the option embedded in the certificates, also a derivative, substantially offset each other and are carried at fair value with changes included in earnings. In addition to amortization of the premium, during 2003 and 2002, the Company has recognized $27 in income and $39 in expense as a result of the changes in fair value of the two instruments not precisely offsetting each other.

	2003	2002
Notional amount	$3,000	$3,000
Fair value	177	117
Included in interest expense	207	196
Included in non-interest income	27	(39)

Note 18 — Dividend and Regulatory Capital Requirements

Dividends paid by the Bank are the primary source of funds available to the Company for payment of dividends to shareholders and for other working capital needs. The payment of dividends by the subsidiary Bank to the Company is subject to restrictions by regulatory authorities. These restrictions generally limit dividends to the current and prior two year’s retained earnings. At December 31, 2003, approximately $10,322 of the Bank’s retained earnings were available for dividends to the Company under these guidelines. In addition to these restrictions, as a practical matter, dividend payments cannot reduce regulatory capital levels below the Company’s regulatory capital requirements and minimum regulatory guidelines. These restrictions do not presently limit the Company from paying normal dividends.

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

The prompt corrective action regulations provide five classifications, including well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized, although these terms are not used to represent overall financial condition. If adequately capitalized, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion, and plans for capital restoration are required. As of December 31, 2003 and 2002, the most recent regulatory notifications categorized the Bank as well capitalized under the regulatory framework for prompt corrective action.

At year-end, actual capital levels (in millions) and minimum required levels are:

	Actual		Minimum Required For Capital Adequacy Purposes		Minimum Required To Be Well Capitalized Under Prompt Corrective Action Regulations
	Amount	Ratio	Amount	Ratio	Amount	Ratio
2003
Total capital (to risk weighted assets)
Consolidated	$238.9	11.3%	$168.5	8.0%	$210.6	10.0%
Bank	$257.2	12.2%	$168.2	8.0%	$210.2	10.0%
Tier 1 capital (to risk weighted assets)
Consolidated	$214.3	10.2%	$84.3	4.0%	$126.4	6.0%
Bank	$203.0	9.7%	$84.1	4.0%	$126.1	6.0%
Tier 1 capital (to average assets)
Consolidated	$214.3	8.2%	$104.1	4.0%	$130.1	5.0%
Bank	$203.0	7.9%	$103.4	4.0%	$129.3	5.0%
2002
Total capital (to risk weighted assets)
Consolidated	$236.9	11.2%	$169.5	8.0%	$211.9	10.0%
Bank	$233.7	11.1%	$168.6	8.0%	$210.8	10.0%
Tier 1 capital (to risk weighted assets)
Consolidated	$211.6	10.0%	$84.7	4.0%	$127.1	6.0%
Bank	$178.7	8.5%	$84.3	4.0%	$126.5	6.0%
Tier 1 capital (to average assets)
Consolidated	$211.6	8.3%	$102.6	4.0%	$128.3	5.0%
Bank	$178.7	7.0%	$101.9	4.0%	$127.4	5.0%

Note 19 — Fair Value of Financial Instruments

The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

Cash Equivalents and Short-term Investments — For those short-term instruments, the carrying amount is a reasonable estimate of fair value.

Securities — For securities, fair values are based on quoted market prices or dealer quotes. Securities without a quoted market price or dealer quote are recorded at par.

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

Off Balance-sheet Credit Related Items — The fair value of commitments to extend credit and standby letters of credit is not material.

Below are the estimated fair values of the Company’s financial instruments at December 31, 2003 and 2002, respectively:

	2003		2002
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial assets:
Cash equivalents	$56,558	$56,558	$70,082	$70,082
Short-term investments	1,942	1,942	10,085	10,085
Securities held to maturity	2,861	2,982	5,257	5,529
Securities available for sale	471,775	471,775	446,301	446,301
Federal Home Loan Bank stock	34,716	34,716	33,362	33,362
Loans, net of allowance for loan losses	1,946,552	1,951,423	1,905,170	1,968,821
Accrued interest receivable	10,337	10,337	12,207	12,207
S&P 500 options	177	177	117	117
Financial liabilities:
Demand and savings deposits	1,013,672	1,013,672	884,046	884,046
Time deposits	962,120	979,226	1,047,569	1,087,592
Short-term borrowings	56,413	56,413	58,714	58,714
Other borrowings	344,853	375,183	331,911	362,239
Subordinated note/company obligated mandatorily redeemable trust preferred	20,619	22,800	20,000	21,000
Accrued interest payable	4,643	4,643	5,523	5,523
Interest rate swaps	2,839	2,839	4,238	4,238

Note 20 — Parent Company

Condensed financial information of Unizan Financial Corp. (parent company only) follows:

CONDENSED BALANCE SHEETS

December 31, 2003 and 2002

	2003	2002
	(in thousands of dollars)
Assets
Cash and cash equivalents	$958	$5,668
Marketable equity securities	974	1,674
Investment in subsidiaries, at equity in underlying value of net assets:
Investment in Bank	282,406	263,854
Investment in non-bank subsidiaries	35,095	29,471
Investment in subordinated debt	30,000	30,000
Loan to subsidiary	3,500	13,000
Other assets	3,834	3,534

Total assets	$356,767	$347,201

Liabilities and shareholders’ equity
Other borrowings	$51,119	$40,619
Other liabilities	2,825	2,292

Total liabilities	53,944	42,911
Shareholders’ equity	302,823	304,290

Total liabilities and shareholders’ equity	$356,767	$347,201

CONDENSED STATEMENTS OF INCOME

For the three years ended December 31, 2003

	2003	2002	2001
	(in thousands of dollars)
Income
Cash dividends from subsidiaries	$2,100	$36,264	$28,060
Interest on deposits in subsidiary bank	—	29	63
Dividends on marketable equity securities	47	33	—
Interest on securities and mortgage-backed securities	—	1	—
Income on subordinated debt	2,963	2,887	988
Securities losses	(209)	(32)	—
Miscellaneous income	178	91	—

Total income	5,079	39,273	29,111

Expenses
Other expenses	4,158	4,587	4,015

Total expenses	4,158	4,587	4,015

Income before federal income taxes and equity in undistributed net income of subsidiaries	921	34,686	25,096
Federal income tax benefit	391	708	1,028

Income before equity in undistributed net income of subsidiaries	1,312	35,394	26,124
Equity in undistributed net income (dividends in excess of net income) of subsidiaries	21,911	(10,281)	(10,073)

Net income	$23,223	$25,113	$16,051

CONDENSED STATEMENTS OF CASH FLOWS

For the three years ended December 31, 2003

	2003	2002	2001
	(in thousands of dollars)
Cash flows from operating activities:
Net income	$23,223	$25,113	$16,051
(Equity in undistributed net income)/dividends in excess of net income of subsidiaries	(21,911)	10,281	10,073
Net securities losses	209	32	—
Amortization and depreciation	60	75	476
(Increase) decrease in other assets	(360)	(1,324)	883
Increase (decrease) in other liabilities	533	(1,592)	28

Net cash from operating activities	1,754	32,585	27,511

Cash flows from investing activities:
Proceeds from sale of securities available for sale	1,894	38	—
Purchase of securities available for sale	(704)	(252)	—
Net cash received in merger	—	14,649	—
Change in subordinated debt and loan to subsidiary	9,500	(33,000)	—
Additional investment in subsidiaries	(6,041)	(25,691)	—

Net cash from investing activities	4,649	(44,256)	—

Cash flows from financing activities:
Cash dividends	(11,717)	(11,446)	(5,129)
Proceeds from shares issued	—	1,184	250
Treasury stock purchased	(15,701)	(5,112)	(1,373)
Treasury stock sales	6,459	3,996	154
Net change in stock held in deferred compensation plan	(654)	(765)	—
Increase (decrease) in other borrowings	10,500	6,000	(1,000)

Net cash from financing activities	(11,113)	(6,143)	(7,098)

Net change in cash and cash equivalents	(4,710)	(17,814)	20,413
Cash and cash equivalents at beginning of year	5,668	23,482	3,069

Cash and cash equivalents at end of year	$958	$5,668	$23,482

Note 21 — Other Comprehensive Income

Other comprehensive income components and related taxes for the years ended December 31, were as follows:

	2003	2002	2001
Unrealized holding gains (losses) on available for sale securities	$(4,250)	$3,925	$1,767
Reclassification adjustment for gains on securities included in net income	(1,773)	(186)	(317)

Net	(6,023)	3,739	1,450
Unrealized losses on cashflow hedges arising during period	(311)	(4,120)	(2,594)
Reclassification adjustment for losses on cashflow hedges included in net income	1,600	2,033	1,224

Net	1,289	(2,087)	(1,370)
Transition adjustment—Unrealized losses on interest rate swaps designated as hedges	—	—	(989)

Total	(4,734)	1,652	(909)
Tax (expenses)/benefit	1,657	(578)	319

Other comprehensive income (loss)	$(3,077)	$1,074	$(590)

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

	Community Banking	Investment and Funds Management	Parent and Other	Total
2003:
Net interest income (expense)	$78,981	$31	$(2,281)	$76,731
Provision for loan losses	4,833	—	—	4,833

Net interest income (expense) after provision for loan losses	74,148	31	(2,281)	71,898
Non-interest income	23,599	7,212	(209)	30,602
Non-interest expense	61,274	5,304	1,591	68,169

Income (loss) before income taxes	36,473	1,939	(4,081)	34,331
Income tax expense (benefit)	11,840	696	(1,428)	11,108

Net income (loss)	$24,633	$1,243	$(2,653)	$23,223

2002:
Net interest income (expense)	$83,371	$12	$(2,173)	$81,210
Provision for loan losses	7,893	—	—	7,893

Net interest income (expense) after provision for loan losses	75,478	12	(2,173)	73,317
Non-interest income	18,249	7,395	(24)	25,620
Non-interest expense	53,430	4,965	2,298	60,693

Income (loss) before income taxes and change in accounting principles	40,297	2,442	(4,495)	38,244
Income tax expense (benefit)	12,473	839	(1,573)	11,739

Income (loss) before change in accounting principles	27,824	1,603	(2,922)	26,505
Accounting method change — Adoption of FAS 142	—	(1,392)	—	(1,392)

Net income (loss)	$27,824	$211	$(2,922)	$25,113

2001:
Net interest income (expense)	$48,675	$10	$(2,447)	$46,238
Provision for loan losses	2,250	—	—	2,250

Net interest income (expense) after provision for loan losses	46,425	10	(2,447)	43,988
Non-interest income	10,523	3,499	—	14,022
Non-interest expense	29,701	3,097	1,502	34,300

Income (loss) before income taxes	27,247	412	(3,949)	23,710
Income tax expense (benefit)	8,856	185	(1,382)	7,659

Net income (loss)	$18,391	$227	$(2,567)	$16,051

Note 23 — Quarterly Financial Data (Unaudited)

The following is a consolidated summary of quarterly information:

	Quarters Ended
	March 31	June 30	September 30	December 31
	In thousands (except for per share data)
2003
Interest income	$37,340	36,445	32,539	32,536
Net interest income	21,291	20,017	16,815	18,608
Provision for loan losses	1,269	1,046	1,026	1,492
Net income(1)	7,036	6,781	6,842	2,564
Earnings per common share:
Basic	0.32	0.31	0.32	0.12
Diluted	0.32	0.30	0.31	0.12
2002
Interest income	$28,950	$39,555	$39,419	$38,796
Net interest income	14,303	22,752	22,406	21,749
Provision for loan losses(2)	5,587	622	930	754
Net income before cumulative effect of change in accounting principles	140	9,007	8,996	8,362
Accounting method change — Adoption of FAS 142	(1,392)	—	—	—
Net income (loss)	(1,252)	9,007	8,996	8,362
Earnings per common share before the cumulative effect of change in accounting principles
Basic	0.01	0.41	0.41	0.38
Diluted	0.01	0.40	0.40	0.37
Earnings per common share after the cumulative effect of change in accounting principles
Basic	(0.09)	0.41	0.41	0.38
Diluted	(0.08)	0.40	0.40	0.37

(1)	The decline in net income in the fourth quarter of 2003 was primarily caused by a severance charge of $2,033 after tax.
(2)	The increase in the provision for loan losses in the first quarter of 2002 was primarily due to the Company’s review of general economic conditions and uncertainties, a continual analysis of the Company’s loan portfolio, increased charge-offs and due to the increase in the size of the loan portfolio due to the merger. The increase in provision for loan losses for the year ended also increased as a result of the Company adopting the allowance for loan loss methodology of UNB Corp. It is common for merged companies to adopt one set of policies and as a result the calculation called for a higher provision amount during 2002.

Note 24 — Earnings per Share

The computation of earnings per share for the years ended December 31, 2003, 2002 and 2001 was as follows:

	2003	2002	2001
Income before change in accounting	$23,223	$26,505	$16,051
Cumulative effect of change in accounting	—	(1,392)	—

Net income	$23,223	$25,113	$16,051

Weighted average shares outstanding	21,683,336	20,166,933	11,606,392

Basic earnings per share:
Before cumulative effect of change in accounting	$1.07	$1.31	$1.38
Cumulative effect of change in accounting	—	(0.06)	—

After cumulative effect of change in accounting	$1.07	$1.25	$1.38

Weighted average shares outstanding	21,683,336	20,166,933	11,606,392
Dilutive effect due to stock incentive plans	522,414	611,286	80,117

Diluted weighted average shares outstanding	22,205,750	20,778,219	11,686,509

Diluted earnings per share:
Before cumulative effect of change in accounting	$1.05	$1.28	$1.37
Cumulative effect of change in accounting	—	(0.07)	—

After cumulative effect of change in accounting	$1.05	$1.21	$1.37

Stock options for 86,363 and 322,799 shares of common stock were not considered in computing diluted earnings per common share for 2003 and 2002, respectively, because they were antidilutive.

Note 25 — Subsequent Events

In February of 2004, a lawsuit was filed by two of the Company’s shareholders in the Common Pleas Court of Stark County, Ohio against the Company, its directors and certain of its executive officers alleging breach of fiduciary duty in evaluating and approving the agreement to merge the Company with Huntington Bancshares Incorporated (“Huntington”). The plaintiffs have requested the court to grant them class action status to bring the case on behalf of all shareholders. Among other things, the lawsuit seeks to prevent the Company from merging with Huntington and requests unspecified monetary damages. Management believes the legal claims in the lawsuit are without merit and intends to vigorously defend the case.

REPORT OF INDEPENDENT AUDITORS

Board of Directors and Shareholders

Unizan Financial Corp.

Canton, Ohio

We have audited the accompanying consolidated balance sheets of Unizan Financial Corp. as of December 31, 2003 and 2002, and the related consolidated statements of income, changes in shareholders’ equity and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of Unizan Financial Corp. (formerly BancFirst Ohio Corp.) for the year ended December 31, 2001 were audited by other auditors whose report dated January 22, 2002, expressed an unqualified opinion on those statements based on their audit.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Unizan Financial Corp. as of December 31, 2003 and 2002, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

As discussed in note 3, during 2002 the Company adopted new accounting guidance for goodwill and intangible assets.

/s/	CROWE CHIZEK AND COMPANY LLC
Crowe Chizek and Company LLC

Columbus, Ohio
January 27, 2004, except for Notes 14 and 25, as to which the date is March 2, 2004

PART III

Item 10 — Directors and Executive Officers of the Registrant

The Board of Directors currently consists of twenty members divided in three classes serving staggered three year terms. Information concerning the Board of Directors follows:

Class I Directors

Term expiring at the 2006 Annual Meeting	Age	Director since	Percent of board and committee meetings attended in 2003 while serving	Principal occupation in the past five years

Louis V. Bockius III	69	1997	86%	Chairman, Bocko, Incorporated, a plastic injection molding company in North Canton, Ohio, from 1986 to 2003. Mr. Bockius is a director of Diebold, Incorporated, a publicly held corporation engaged in the sale, manufacture, installation and service of automated self-service transaction systems, electronic and physical security products, software and integrated systems.

Frank J. Dosch, CLU, ChFC	45	2003	100%	A Chartered Life Underwriter and Chartered Financial Consultant, Mr. Dosch has been a Managing Director with Northwestern Mutual Financial Network since 1988 and President of The Forker Company since 1988. When the March 7, 2002 merger occurred, Mr. Dosch was serving as a director of The First National Bank of Zanesville. He was also serving, at that time, as a director of another BancFirst Ohio Corp. subsidiary, First Financial Services Group, National Association, now known as Unizan Financial Services Group, National Association. He has continued to serve as a director of Unizan Bank, National Association since the merger.

Edgar W. Jones, Jr.	61	2002	88%	President, Hal Jones Construction Co. from 1977 until 2002. Currently Vice President, Hal Jones Construction Co. Appointed effective on December 19, 2002 to serve the unexpired term of a director who resigned in July 2002. Mr. Jones served as a director of UNB Corp. until the March 7, 2002 merger, having been first elected in 1979. Since the March 7, 2002 merger he has continued to serve as a director of Unizan Bank, National Association and as a director of Unizan Financial Services Group, National Association.

Term expiring at the 2006 Annual Meeting	Age	Director since	Percent of board and committee meetings attended in 2003 while serving	Principal occupation in the past five years

Gene E. Little	60	2003	100%	Retired Senior Vice President of Finance and Treasurer of The Timken Company, an international manufacturer of highly engineered bearings, alloy and specialty steels and a provider of related products and services. He retired in 2002 after having served The Timken Company since 1967 in various managerial capacities. Mr. Little is a director of Great Lakes Carbon Corp. a publicly held manufacturer of calcined petroleum coke.

James L. Nichols	60	2002	100%	Treasurer of The Ohio State University since 1981. Mr. Nichols served as a director of BancFirst Ohio Corp. from September, 1996 until the merger with UNB Corp. on March 7, 2002.

Marc L. Schneider	44	1998	100%	Chief Operating Officer of the Schneider Lumber Company from 1997 to 1999 and President of the Schneider Lumber Company since 1999.

William T. Stewart, Ph.D., P.E.	56	2002	100%	President and Chief Operating Officer of Stewart Glapat Corp. since 1985, a developing and manufacturing company of power conveyors located in Zanesville, Ohio. Dr. Stewart served as a director of BancFirst Ohio Corp. from 1991 to 1996, and again from 2000 until the merger with UNB Corp. on March 7, 2002.

Class II Directors

Term expiring at the 2004 Annual Meeting	Age	Director since	Percent of board and committee meetings attended in 2003 while serving	Principal occupation in the past five years

E. Lang D’Atri	65	1978	100%	Attorney with Zollinger, D’Atri, Gruber, Thomas & Co. of Canton, Ohio since 1999. Previously, attorney with Day, Ketterer, Raley, Wright & Rybolt for thirty-four years

Russell W. Maier	67	1997	61%	Chairman & Chief Executive Officer of Republic Engineered Steels, Inc. until his retirement in January, 1999. Currently President and Chief Executive Officer, Michigan Seamless Tube, LLC. Mr. Maier is also a director of FirstEnergy Corp., a publicly held corporation which provides electric power to customers in Ohio, Pennsylvania and New Jersey.

James M. Matesich	48	2003	93%	Chief Executive Officer, Matesich Distributing Co. since 1993. When the March 7, 2002 merger occurred, Mr. Matesich was serving as a director of The First National Bank of Zanesville. He was also serving as a director of First Financial Services Group, National Association, now known as Unizan Financial Services Group, National Association. He has continued to serve as a director of Unizan Bank, National Association and Unizan Financial Services Group, National Association since the merger.

E. Scott Robertson	41	2003	75%	President, Robertson Heating Supply Company since 1991. When the March 7, 2002 merger occurred, Mr. Robertson was serving as a director of UNB Corp., having been first elected in 1998. Since the March 7, 2002 merger he has continued to serve as a director of Unizan Bank, National Association.

Karl C. Saunders, M.D., MBA, F.A.C.S.	52	2002	100%	President and Chief Executive Officer of Saunix Management, Ltd., since 1996 and Orthopaedic Surgeon with Orthopaedic Associates of Zanesville, Inc. since 1981. Dr. Saunders served as a director of BancFirst Ohio Corp. from 1990 until the merger with UNB Corp. on March 7, 2002.

John W. Straker, Jr.	48	2002	100%	President of Oxford Oil Company since 1984. Mr. Straker served as a director of BancFirst Ohio Corp. from 1993 until the merger with UNB Corp. on March 7, 2002.

Class III Directors

Term expiring at the 2005 Annual Meeting	Age	Director since	Percent of board and committee meetings attended in 2003 while serving	Principal occupation in the past five years

Philip E. Burke	66	2002	100%	Retired in 1998 after thirty-two years as President and owner of Burke Products, Inc., and currently serving as a director and consultant of Burke Products, Inc. Mr. Burke was a director of BancFirst Ohio Corp. from 1996 until the merger with UNB Corp. on March 7, 2002.

Roger L. DeVille	62	2003	88%	President since 1968 of DeVille Developments, a commercial/commercial real estate developer in Northeastern Ohio, Western Pennsylvania and Northern Kentucky. When the March 7, 2002 merger occurred, Mr. DeVille was serving as a director of UNB Corp., having been first elected in 2000. Since the March 7, 2002 merger he has continued to serve as a director of Unizan Bank, National Association.

Gary N. Fields	63	2002	100%	Chairman, Unizan Financial Corp. Mr. Fields served as President and Chief Executive Officer of BancFirst Ohio Corp. from April, 1996 until the merger with UNB Corp. on March 7, 2002. He became a director of BancFirst Ohio Corp. in September, 1996.

Susan S. Holdren	51	2003	100%	Employed at Muskingum Area Technical College since 1987, Ms. Holdren is a Professor of English. When the March 7, 2002 merger occurred, Ms. Holdren was serving as a director of The First National Bank of Zanesville, and as a director of First Financial Services Group, National Association, now known as Unizan Financial Services Group, National Association. Ms. Holdren has continued to serve as a director of Unizan Bank, National Association and Unizan Financial Services Group, National Association since the merger.

Roger L. Mann	61	1997	100%	President and Chief Executive Officer, Unizan Financial Corp. and Chairman of Unizan Bank, National Association.

George M. Smart	58	2000	100%	Chairman and President, Phoenix Packaging Corporation from 1993 to 2001. President, Sonoco Phoenix, Inc., from 2001 to 2003. Mr. Smart is currently Chairman of the Board of FirstEnergy Corp., a publicly held corporation which provides electric power to customers in Ohio, Pennsylvania and New Jersey.

Term expiring at the 2005 Annual Meeting	Age	Director since	Percent of board and committee meetings attended in 2003 while serving	Principal occupation in the past five years

Warren W. Tyler	59	2003	91%	President since 1990 of Warmarr Capital, Inc. From 1997 to 2000, Vice President/Managing Director of Nationwide Retirement Solutions. President since November, 2001 of Columbus & Franklin County Affordable Housing Trust Corporation. When the March 7, 2002 merger occurred, Mr. Tyler was serving as a director of The First National Bank of Zanesville. Mr. Tyler has continued to serve as a director of Unizan Bank, National Association since the merger.

John W. Straker, Jr. and Susan S. Holdren are siblings.

Audit Committee. The Audit Committee consists of Directors Burke, DeVille, Little, Saunders, Smart, and Straker. The Audit Committee reviews the results of the external audit performed by Crowe Chizek and Company LLC, oversees the scope and results of the audit procedures performed by the internal audit staff, reviews the results of regulatory examinations, reviews the adequacy of Unizan’s and subsidiaries’ systems of internal controls, and monitors any related-party transactions. The Audit Committee met twelve times in 2003.

Audit Committee Independence. Unizan believes that none of the directors who serve on the Audit Committee have a relationship with Unizan or its subsidiaries which would interfere with the exercise of independent judgment in carrying out their responsibilities as committee members. In the opinion of Unizan’s board, the members of the Audit Committee are all “independent directors” as that term is defined in Rule 4200(a)(15) of the rules of the National Association of Securities Dealers, Inc. (NASD). One member of the Audit Committee must be a financial expert. The Committee uses the same definition of “financial expert” as contained in recently adopted SEC rules. Under that definition, the Audit Committee’s financial experts are Dr. Karl C. Saunders, M.D., MBA, F.A.C.S and Gene E. Little. This was determined and approved by the board of directors of Unizan. A copy of the Audit Committee Charter was attached to the proxy statement for the 2003 Annual Meeting. Unizan believes that the composition of its Audit Committee satisfies the requirements of NASD rules and the Audit Committee Charter.

Director’s Compensation. Directors are paid an annual retainer of $7,000 plus $400 for each board meeting attended and $500 for each committee meeting attended. Chairmen of committees are paid an additional $1,500 in annual retainers. Chairman of the Board, Gary N. Fields, receives no compensation for serving in that capacity. Directors are also reimbursed for their reasonable expenses of attendance at board and committee meetings. Directors who also serve as directors of subsidiary companies are compensated by those subsidiary companies for their board and committee service. All Unizan directors, except Mr. Fields, are directors of Unizan’s principal banking subsidiary, Unizan Bank, National Association, which pays its directors $400 for each board meeting attended and $500 for each committee meeting attended. Unizan Bank, National Association’s Chairman of the Board, Roger L. Mann, receives no compensation for serving as a director.

Unizan’s non-employee directors receive an automatic grant of stock options under Unizan’s 1997 Stock Option Plan. The stock option plan provides that each director who is not an employee of Unizan or Unizan Bank, National Association is entitled to receive a single grant of options to acquire 2,000 shares of Unizan common stock. This automatic grant is made on March 1, to any non-employee director who has not already received an automatic grant of options. Thereafter, directors who have received the automatic grant of options to acquire 2,000 shares are entitled to receive on March 1, of each year, additional options to acquire 1,000 shares of Unizan common stock. The exercise price of all stock options granted under the plan must be at least the fair market value of the stock on the date of grant.

Section 16(a) Beneficial Ownership Reporting Compliance.

During the year ended December 31, 2003, no director or officer failed to timely file beneficial ownership reports under Section 16(a) of the Securities Exchange Act of 1934.

Executive Officers

Current Executive Officers. Information concerning executive officers of Unizan who are not also directors follows.

Executive officers who are not directors	Age
Edward N. Cohn	45	Executive Vice President of Unizan Bank, National Association, Mr. Cohn served as Senior Vice President of BancFirst Ohio Corp. until March 7, 2002. Since May, 1998 he had also been Executive Vice President and Chief Operating Officer, Columbus Divisional President, as well as a director of The First National Bank of Zanesville. Mr. Cohn served as Chairman of the Board of Directors and President of County Savings Bank from September, 1993 until May, 1998 when the Bellbrook Community Bank and County Savings Bank were merged under the national bank charter of The First National Bank of Zanesville.

Scott E. Dodds	41	Executive Vice President, Retail Banking, of Unizan Bank, National Association, Mr. Dodds’ tenure with Unizan Bank, National Association began in 1993, having previously served for four years as a Mortgage Operations Manager at Society Bank in Cleveland, Ohio.

James H. Nicholson	41	Executive Vice President, Chief Operating Officer and Interim Chief Financial Officer of Unizan Financial Corp. and President and Chief Executive Officer and director of Unizan Bank, National Association since March 7, 2002. Mr. Nicholson’s tenure with BancFirst Ohio Corp. and The First National Bank of Zanesville began in 1990, serving as Controller of the bank until April, 1994; Chief Financial Officer until September, 1996; Executive Vice President and Chief Operating Officer until January, 1997; and President and Chief Executive Officer and a director of the bank until the merger with UNB Corp. Mr. Nicholson became a director of BancFirst Ohio Corp. in 2000, and was also serving as its Executive Vice President and Corporate Secretary at the time of the March 7, 2002 merger.

James B. Baemel	40	Executive Vice President, Corporate Banking, Unizan Bank, National Association since March 7, 2002. Mr. Baemel’s tenure with First National Bank of Zanesville began in 1998 serving as Vice President, Manager Small Business Lending, Senior Vice President, Sales and Marketing and Senior Vice President, Chief Lending Officer

Item 11 — Executive Compensation. The Summary Compensation Table below shows compensation for services in all capacities in the fiscal years ended December 31, 2003, 2002 and 2001 for (a) the President and Chief Executive Officer, (b) the four other most highly compensated executive officers whose salaries and bonuses exceeded $100,000 during 2003 and who were serving as executive officers at the end of 2003, and (c) one former executive officer whose compensation exceeded $100,000 in 2003 but who was no longer serving as executive officer at the end of 2003.

The compensation data presented consist of compensation paid to these individuals by Unizan and its subsidiaries. The Summary Compensation Table does not reflect any salary, bonus, other annual compensation, option grants, or any other compensation of any kind paid in 2002 or 2001 by BancFirst Ohio Corp. or its subsidiaries to the three former officers of BancFirst Ohio Corp. identified in the table, Messrs. Nicholson, Baemel and Cohn. The compensation figures for Messrs. Nicholson, Baemel and Cohn begin with the March 7, 2002 merger. Their compensation amounts are not annualized.

SUMMARY COMPENSATION TABLE

					Long-Term Compensation
		Annual Compensation			Awards		Payouts
Name and Principal Position	Year	Salary	Bonus	Other Annual Compensation	Restricted Stock Awards	Securities Underlying Options (#)(2)	LTIP Payouts	All Other Compensation
Roger L. Mann, President and Chief Executive Officer of Unizan; Chairman of Unizan Bank, National Association	2003	$460,410	-0-	(1)	-0-	27,040	-0-	$ 18,695(3)
	2002 2001	$395,625 $293,893	$126,525 $ 81,580	(1) (1)	-0- -0-	63,639 73.461	-0- -0-	$ 16,145 $ 6,800

James B. Baemel, Executive Vice President of Unizan Bank, National Association	2003	$170,500	-0-	(1)	-0-	10,258	-0-	$ 18,695(3)
	2002 2001	$113,905 N/A	$ 33,000 N/A	(1) N/A	-0- N/A	-0- N/A	-0- N/A	$ 6,257 N/A

Edward N. Cohn, Executive Vice President of Unizan Bank, National Association	2003	$184,577	-0-	(1)	-0-	11,541	-0-	$ 18,695(3)
	2002 2001	$146,012 N/A	$ 54,000 N/A	(1) N/A	-0- N/A	-0- N/A	-0- N/A	$ 2,422 N/A

Scott E. Dodds, Executive Vice President of Unizan Bank, National Association	2003	$170,893	-0-	(1)	-0-	10,258	-0-	$ 18,695(3)
	2002 2001	$153,300 $127,000	$ 33,000 $ 33,025	(1) (1)	-0- -0-	13,585 18,257	-0- -0-	$ 206,470(4) $ 5,844

James H. Nicholson, Executive Vice President and Chief Operating Officer of Unizan; President and Chief Executive Officer of Unizan Bank, National Association since March 7, 2002	2003	$251,553	-0-	(1)	-0-	14,774	-0-	$ 18,695(3)
	2002 2001	$180,288 N/A	$ 69,000 N/A	(1) N/A	-0- N/A	-0- N/A	-0- N/A	$ 2,134 N/A

James J. Pennetti, Executive Vice President and Chief Financial Officer of Unizan and Unizan Bank, National Association until December 2, 2003	2003	$262,125	-0-	(1)	-0-	14,426	-0-	$2,199,705(5)
	2002 2001	$218,167 $197,333	$ 67,500 $ 48,965	(1) (1)	-0- -0-	20,142 39,211	-0- -0-	$ 16,145 $ 6,800

(1)	Perquisites and other personal benefits did not exceed the lesser of $50,000 or 10% of total salary and bonus.
(2)	Stock options granted for attainment of previous year’s performance goals.
(3)	Except for Mr. Pennetti, consists solely of contributions made by Unizan Bank, National Association to Unizan’s 401(k) Plan for the accounts of the named executive officers.
(4)	In consideration of Mr. Dodds’ agreement to a revised severance arrangement, replacing in its entirety his May 8, 2001 Severance Agreement, in May, 2002 Unizan paid Mr. Dodds cash in a lump sum equal to the sum of his salary and the average of his bonuses over the three preceding calendar years, or $190,325. “All Other Compensation” of Mr. Dodds in 2002 also includes a matching contribution of $8,000 and a discretionary contribution of $8,145 made by Unizan Bank, National Association under the UNB Tax-Deferred Savings Plan or the Unizan Financial Corp. 401(k) Plan
(5)	Mr. Pennetti exercised the right under his Severance Agreement and Salary Continuation Agreement to terminate his employment and receive change in control benefits. The change in control benefits paid to Mr. Pennetti included a severance payment of $547,741, an accelerated lump sum payment under his Salary Continuation Agreement of $652,190, a tax gross-up of $638,254 and Unizan Bank, National Association’s $11,520 matching contribution to Mr. Pennetti’s 401(k) account. In addition, he received $350,000 under a Consulting and Non-Competition Agreement with Unizan.

In addition to the amounts shown in the table, on termination of Unizan’s defined benefit plan in 2003, Messrs. Mann, Dodds and Pennetti received distributions of $185,297, $61,288 and $429,086, respectively.

The Summary Compensation Table Excludes the Value of Insurance Benefits Provided to the Named Executive Officers. On April 20, 2001, Unizan Bank, National Association (the “Bank”) purchased insurance polices on the lives of 29 officers a part of a Group Term Carve Out Plan. The Bank made a single premium payment of $14 million. The officers covered by the group term care-out split dollar insurance include Messrs. Mann, Dodds and Pennetti. The policy premium for these executive officers accounted for approximately $1.9 million of the total single premium payment. The value of this insurance benefit is not reflected in the Summary Compensation Table.

Under the Group Term Carve Out Plan, the officer’s beneficiary(ies) is entitled to the following death benefits. If the officer is not employed by the Bank at the time of death but had terminated employment after age 55 or before age 55 if termination occurs because of disability, or within three years after a change in control, the death benefit is the lesser of (1) an amount equal to the officer’s base annual salary at the time of termination of employment, or (2) $1,000,000. If the officer is employed by the Bank at the time of death, the death benefit is the lesser of (1) twice the officer’s current base annual salary; or (2) $1,000,000.

In the case of death benefits payable to an officer who is employed by the Bank at the time of death, the benefit is reduced by the $50,000 group term life insurance benefit under the Bank’s group term life insurance policy covering all or substantially all employees.

The Bank will receive any death benefits not payable to the officer’s beneficiary(ies). The Bank expects to recover in full from its portion of the death benefits the premium paid in 2001. No benefits are payable to any officer whose employment terminates before the age of 55, unless termination is because of disability or unless termination occurs within three years after a change in control. The term “change in control” has the same meaning in the Group Term Carve Out Plan that it has for purposes of the Severance Agreements discussed later in this proxy statement. The death benefit is paid directly by the insurance company to the named beneficiary(ies).

As part of Mr. Mann’s overall compensation package, in April, 2001 the Bank purchased an additional split dollar life insurance policy on his life, with a single premium payment of $1,015,000. When Mr. Mann dies, his beneficiary(ies) will receive a $1,000,000 death benefit. The Bank will receive the remaining death benefit. The Bank expects to recover in full the premium paid from its portion of the policy’s death benefit. The value of this life insurance benefit is not reflected in the Summary Compensation Table.

OPTIONS/STOCK APPRECIATION RIGHTS GRANTED IN 2003

	Individual grants (1)				Potential realizable value at assumed annual rates of stock price appreciation for option term
Name	Number of securities underlying options granted	Percent of total options granted to employees in 2003	Exercise price per share	Expiration Date	5%	10%
Roger L. Mann	27,040	11.9	$17.33	April 30, 2013	$292,743	$744,411
James B. Baemel	10,258	4.5	$17.33	April 30, 2013	111,094	282,402
Edward N. Cohn	11,541	5.1	$17.33	April 30, 2013	124,989	317,723
Scott E. Dodds	10,258	4.5	$17.33	April 30, 2013	111,094	282,402
James H. Nicholson	14,774	6.5	$17.33	April 30, 2013	160,002	406,728
James J. Pennetti	14,426	6.3	$17.33	April 30, 2013	156,233	397,147

(1)	These stock options were granted in 2003 for attainment of performance goals for the year 2002.

AGGREGATED OPTIONS EXERCISED IN 2003 AND FISCAL YEAR-END 2003 OPTIONS VALUES

	Shares acquired on exercise	Value realized	Number of securities underlying unexercised options at fiscal year end 2003			Value of unexercised in-the- money options at fiscal year end 2003(1)
Name			Exercisable		Unexercisable	Exercisable	Unexercisable
Roger L. Mann	-0-	-0-	239,904		27,040	$1,015,619	$78,956
James B. Baemel	-0-	-0-	23,081		10,258	91,724	29,953
Edward N. Cohn	-0-	-0-	69,282		11,541	240,225	33,699
Scott E. Dodds	873	$7,726	58,996	(2)	10,258	281,147	29,953
James H. Nicholson	-0-	-0-	76,984		14,774	254,557	43,140
James J. Pennetti	5,440	$58,588	150,152	(3)	-0-	799,785	-0-

(1)	The value of unexercised options equals the estimated fair market value of a share acquirable by exercise of an option at December 31, 2003, less the exercise price per share, multiplied by the number of shares acquirable by exercise of the options. Solely for purposes of the table, Unizan estimated the per share market value of Unizan common stock on December 31, 2003 as $20.25, which was the closing price on December 31, 2003, on the Nasdaq National Market.
(2)	During the subsequent period of January 1, 2004 to February 27, 2004, Scott Dodds exercised 58,996 options.
(3)	During the subsequent period of January 1, 2004 to February 27, 2004, James Pennetti exercised 150,152 options.

Severance Agreements. Unizan has severance agreements dated July 18, 2002 with Messrs. Mann, Baemel, Cohn, Dodds and Nicholson, all of whom are executive officers, as well as certain other officers, which entitle each of them to receive severance benefits in the event of the termination of his employment by Unizan without cause or his resignation for good reason, defined as a resignation in response to a reduction in responsibilities, authority, position, office, compensation or benefits or the relocation of his place of work or the liquidation or merger of Unizan or its principal bank subsidiary (and, in the case of Mr. Mann, a change in his reporting responsibilities), within two years (or, in the case of Messrs. Mann and Nicholson, three years) following a change in control (the “Severance Period”). The pending merger of Unizan and Huntington Bancshares will constitute a change in control under such agreements.

If an officer becomes entitled to receive severance benefits under a Severance Agreement upon such termination of employment within the Severance Period, Unizan is obligated to make a lump sum severance payment equal to 200% (or, in the case of Messrs. Mann and Nicholson, 300%) of the sum of (i) his base salary at the time of the change in control or the time of employment termination, whichever is higher, plus (ii) the average bonus awarded him for the three calendar years preceding the change in control. In addition, such officer would be entitled to receive an additional payment (the “gross up”) sufficient to cover any tax imposed by Section 4999 of the Internal Revenue Code on the severance payment and 50% (or, in the case of Messrs. Mann and Nicholson, 100%) of the tax imposed on the gross up. Unizan would also continue to provide life, health and disability coverage for such officer for up to thirty-six months, and pay or reimburse him for legal expenses incurred to enforce his rights under the Severance Agreement. Such officer’s benefits under qualified and nonqualified benefit plans and arrangements would become fully vested and Unizan would be obligated to make a matching contribution and profit sharing contribution that would have been made to his 401(k) Plan account at year-end at the time of his employment termination.

Salary Continuation Agreements and Bank Owned Life Insurance. The Bank has Salary Continuation Agreements with Messrs. Mann and Dodds and former executive officer James J. Pennetti. For retirement on or after reaching the normal retirement age of sixty-five (in the case of Mr. Mann, sixty-four), the Salary Continuation Agreements are intended to provide these officers with an annual benefit for fifteen years equal to approximately 75% of their estimated final compensation, taking into account anticipated benefits payable to the retired executives under the Unizan Financial Corp. 401(k) Plan and Social Security benefits. The Salary Continuation Agreements provide for a reduced benefit in the case of early termination and in the case of termination because of disability, but in those cases benefits are nevertheless not paid until the executive reaches normal retirement age. Early termination benefits generally start vesting on the earlier of the executive’s fifty-fifth birthday or the date on which the executive has at least thirty years of service. Under the agreements, payment of benefits is accelerated by termination of his employment by Unizan without cause or his resignation for good reason within three years (or, in the case of Mr. Dodds, two years) after a change in control. No benefits are payable if the officer’s employment is terminated for cause, if he is removed from office by an order issued under the Federal Deposit Insurance Act, if a receiver is appointed under the Federal Deposit Insurance Act, or if the Federal Deposit Insurance Corporation enters into an agreement to provide assistance under the Federal Deposit Insurance Act to Unizan Bank, National Association.

The following table shows benefits payable to each of the named executive officers who are a party to a Salary Continuation Agreement, as well as the death benefit payable under the life insurance policies discussed immediately after the table.

Named executive officer	Annual benefit for retirement on or after the normal retirement age	Annual early retirement benefit currently vested, payable at normal retirement age(1)	Annual early retirement benefit currently vested or after vesting occurs, payable at normal retirement age(2)	Annual disability benefit payable at normal retirement age(3)	Change in control benefit payable in a lump sum(4)		Life insurance death benefit
Roger L. Mann	$159,400	$105,603	$105,603	$105,603	$1,441,874		$1,441,874
Scott E. Dodds	114,700	-0-	96,108	26,840	407,156	(5)	1,037,534

(1)	This benefit is based on early retirement occurring after April, 2004. For each year of service after reaching early retirement age, the early retirement benefit increases in amount until normal retirement age. The benefit is based on the present value of the current payment stream of the vested accrual balance using a discount rate of 7.50%. Mr. Mann was eligible for early retirement and was 100% vested for the early retirement benefit on the effective date of his Salary Continuation Agreement. Mr. Dodds will reach early retirement age on July 20, 2017, and will become 100% vested in the early retirement benefit at that time.
(2)	Mr. Mann’s benefits are based on early retirement after April, 2004. Mr. Dodds’ benefit is based on early retirement after April, 2018.
(3)	The amount shown is for a disability occurring in 2004.
(4)	The change in control benefit is determined by vesting the executive’s normal retirement age accrual balance without reduction for the time value of money or other discount, except in the case of Mr. Dodds. The Salary Continuation Agreements also provide for an additional tax gross-up payment if the total payments and benefits due to an executive as the result of a change in control exceeds the limits under section 280G of the Internal Revenue Code. The gross-up is not shown in the table. The gross-up feature is explained in the discussion of severance arrangements.
(5)	Mr. Dodds’ change in control benefit under his Salary Continuation Agreement is the lump sum value of his projected normal retirement age accrual balance ($1,037,534) age 65, discounted to the plan year ending immediately before the date on which termination of employment occurs. This amount is based on an assumed termination of employment as of April, 2004 and uses a discount rate of 4.03% for illustrative purposes only. Present value will be determined using a discount rate equal to the 10-year US Treasury Bill rate at the date of termination.

In April, 2001, the Bank purchased insurance policies on the lives of four officers, including Messrs. Mann, Dodds, Pennetti and one former officer, making a single premium payment in the aggregate of approximately $4.9 million for the four policies. The Bank expects to recover in full the premium paid by it from the Bank’s portion of the policies’ death benefits. If the executive dies before the normal retirement age but in active service with the Bank, his beneficiary(ies) will receive a life insurance death benefit in a fixed amount and the Bank will receive the remainder of the death benefit proceeds. In that case, the executive and his beneficiary(ies) will receive no payments under the Salary Continuation Agreement. If the executive dies after termination, his beneficiary(ies) will receive any payments to which the executive would have been entitled under his Salary Continuation Agreement, but no life insurance death benefit. The Bank purchased the policies as a source of funds for the Salary Continuation Agreements’ obligations arising out of the executives’ deaths before retirement, as well as an investment to finance the Bank’s post-retirement payment obligations to the executives. The value of these insurance benefits is not reflected in the Summary Compensation Table.

Mr. Pennetti exercised the right under his Salary Continuation Agreement to receive a lump sum change in control payment. Accordingly, the obligations under his Salary Continuation Agreement have been fully discharged and the agreement has terminated. Mr. Pennetti and his beneficiary(ies) are entitled to no benefits under the Salary Continuation Agreement split dollar insurance policy. However, his beneficiary(ies) will be entitled to a death benefit under the Group Term Carve Out Plan.

In connection with his resignation on December 2, 2003, Mr. Pennetti entered into Consulting and Non-Competition Agreements with Unizan obligating him to render consulting services and to refrain from engaging in the financial services industry as a director, executive officer, manager or partner for a period of one year, in consideration of the payment of $350,000.

Compensation and Pension Committee Interlocks and Insider Participation. One of six members of the Compensation and Pension Committee, Director E. Lang D’Atri, is a partner in the law firm Zollinger, D’Atri, Gruber, Thomas & Co. In the ordinary course of business, Unizan and the Bank have retained the legal services of this firm in the past and may retain its services in the future. Neither Director D’Atri nor any member of his firm performed any legal services for Unizan or its subsidiaries in 2003.

Compensation and Pension Committee Report

The Compensation and Pension Committee of the board of directors has furnished the following report on executive compensation. The Compensation and Pension Committee of the board of directors is composed entirely of non-employee directors.

Compensation Philosophy. The goals of the compensation program are to align compensation with business objectives and performance, and to enable Unizan to attract, retain, and reward executive officers whose contributions are critical to the long-term success of Unizan. Unizan is committed to maintaining a competitive pay program that helps attract and retain experienced, highly effective personnel. Historically, to ensure that pay is competitive, Unizan has compared its pay practices with those of other comparable midwest high-performing financial services organizations and has set its pay parameters based on this review. The banks surveyed were selected by the Compensation and Pension Committee as a peer group solely for the purposes of determining compensation levels.

Generally, the named executive officers are rewarded based upon corporate performance and individual performance. Corporate performance is evaluated by reviewing the extent to which strategic and business plan goals are met, including such factors as earnings, return on assets, return on equity and strategic initiatives. None of the factors included in Unizan’s strategic and business goals is assigned a specific weight. Instead, the Compensation and Pension Committee recognizes that these factors may change in order to adapt to specific business challenges and to changing economic and marketplace conditions. Individual performance is evaluated by reviewing organizational and management development progress and the degree to which teamwork and Unizan’s values are fostered.

Compensation Vehicles. Unizan’s total compensation plan for the Chief Executive Officer and the other named executive officers consists of a base salary, plus a cash bonus and a stock option bonus, both of which are based on the achievement of the earnings per share goal for 2003. Unizan believes that having such a compensation program allows it to attract and to retain key officers and permits it to provide useful products and services to its customers, enhance shareholder value, encourage innovation, foster teamwork and adequately reward these officers.

The Compensation and Pension Committee is directly responsible for the compensation plan for Messrs. Mann, Nicholson, and Pennetti and for the administration of that plan. Mr. Mann is responsible for the compensation plans for the other named executive officers, for the administration of those plans, and for the establishment of the named executive officers’ targeted compensation levels and compensation goals.

Based upon a survey of the cash and equity components of compensation for comparable positions in the market, the Compensation and Pension Committee determined that its compensation goals for 2003 were to provide 50% of targeted compensation in the form of salary, 25% of targeted compensation in the form of bonus, and 25% of targeted compensation in the form of stock options for Messrs. Mann, Nicholson, and Pennetti. The Compensation and Pension Committee will determine the percentage make-up of the total targeted compensation package annually.

Salary: Generally, the Compensation and Pension Committee reviews and recommends to the board of directors the salaries for the Chief Executive Officer, the Chief Operating Officer and the Chief Financial Officer of Unizan Financial Corp. The Chief Executive Officer of Unizan establishes the salaries of the other named executive officers. The Chief Executive Officer’s salary and the salaries of the other named executive officers are based on a subjective performance review of each officer and the performance of his area of responsibility. The salaries for the Chief Executive Officer and the other named executive officers do not relate directly to specific Company performance goals or any other targeted performance factors.

Cash Bonus: The Compensation and Pension Committee set forth criteria for the 2003 bonus plan for Messrs. Mann, Nicholson, and Pennetti. To be eligible to receive bonus payments under the plan, Unizan was required to meet its earnings per share target for 2003. For achievement of this after-tax net income per share target, Messrs. Mann, Nicholson, and Pennetti would be paid 50% of their respective base salaries as a cash bonus. For achievement of less than 100% of the target, but at least 95% of the target, these officers would be paid 30% of their respective base salaries. There is no payment of a cash bonus for achievement of less than 95% of the target. The plan also provides for a reduction in any earned bonuses (both the cash bonus and stock options) if certain enumerated adverse events occur during the year. No such events occurred in 2003.

For 2003, Unizan achieved less than 95% of its net income per share target. Accordingly, no cash bonuses were awarded with respect to 2003 performance.

Stock Options: The awarding of stock options, as part of a comprehensive and competitive compensation plan, provides additional incentives for the Chief Executive Officer and the named executive officers to work to maximize shareholder value. This also benefits Unizan and its shareholders by enabling Unizan and its subsidiaries to attract and retain a strong management team. This is a long-term incentive compensation plan designed to provide a competitive incentive and reward program for the participants who remain with Unizan or its subsidiaries on a long-term basis. The plan uses vesting periods to encourage its executive officers to continue in the employment of Unizan and thereby acts as a retention device. Unizan also believes that the program encourages its officers to maintain a long-term perspective for the Company. The 1997 Stock Option Plan is administered by the Compensation and Pension Committee.

For 2003, the Compensation and Pension Committee set forth the same criterion for the stock option plan as was set for the cash bonus plan. To be eligible to receive stock options under the plan, Unizan was required to meet its earnings per share target. For achievement of this target, Messrs. Mann, Nicholson, and Pennetti would be awarded non-qualified stock options, which value would be equal to 50% of their respective base salaries. For achievement of less than 100% of the target, but at least 95% of the target, these officers would be awarded non-qualified stock options, which value would be equal to 30% of their respective base salaries. There are no stock option awards for achievement of less than 95% of the target. Stock option awards are made in the year following the year in which the net income target was achieved.

Since Unizan failed to achieve 95% of its net income target in 2003, no stock options grants will be awarded to any of the named executive officers in 2004 in respect of services in 2003.

During 2003, no recommendation of the Compensation and Pension Committee regarding the Chief Executive Officer’s compensation, or any named executive officers’ compensation, was in any material way modified or rejected by the board of directors of Unizan or the Bank.

Internal Revenue Code Limitation. The Committee believes it is in the shareholders’ best interest to retain as much flexibility as possible in the design and administration of executive compensation plans. The Committee recognizes that section 162(m) of the Internal Revenue Code disallows a tax deduction for non-exempted compensation exceeding $1 million paid for any fiscal year to a corporation’s chief executive officer and four other most highly compensated executive officers. However, the statute exempts from the deduction limit qualifying performance-based compensation such as stock options if certain requirements are met.

As a general rule, it has been the board of directors’ and the Committee’s policy to take into account tax and financial accounting considerations in connection with the granting of options or other forms of grants and awards under the 1997 Stock Option Plan. Accordingly, the board of directors does not expect that stock option grants will be made that would exceed the limit on deductibility established by Section 162(m) to the Internal Revenue Code, the effect of which is generally to eliminate the deductibility of compensation over $1 million paid to certain highly compensated executive officers of publicly held corporations. Section 162(m) applies to all remuneration (both cash and non-cash) that would otherwise be deductible for tax years, unless expressly excluded. Although the Committee reserves the right to make grants and awards under the 1997 Stock Option Plan under circumstances in which the compensation component thereof would not be fully deductible for federal income tax purposes, it is not currently expected that it would do so. Moreover, because remuneration is not expected to exceed $1 million for any employee, the Committee’s current view is that compensation of the named executive officers will continue to satisfy the requirements for deductibility under section 162(m).

Louis V. Bockius, III, Chairman

E. Lang D’Atri

Russell W. Maier

William T. Stewart

John W. Straker, Jr.

Five-year Shareholder Return Comparison. The graph below compares the cumulative total shareholder return on Unizan common stock to the cumulative total return of the S&P 500 Stock Index and the Dow Jones Bank Index. The graph assumes a reinvestment of dividends and a $100 initial investment on December 31, 1998 in Unizan, the S&P 500 Stock Index, and the Dow Jones Bank Index.

COMPARISON OF THE CUMULATIVE TOTAL RETURN

OF

UNIZAN FINANCIAL CORP.,

THE DOW JONES BANK INDEX,

AND THE S&P 500 STOCK INDEX

FROM DECEMBER 31, 1998 TO DECEMBER 31, 2003

Item 12 — Security Ownership of Certain Beneficial Owners and Management

To the best of Unizan’s knowledge, no person beneficially owns more than 5% of Unizan’s outstanding shares. The following table shows the beneficial ownership of Unizan’s common stock on December 31, 2003 by

•	each director and director nominee;

•	each executive officer identified in the Summary Compensation Table; and

•	all directors and executive officers as a group.

For purposes of the table, a person is considered to own beneficially any shares over which he or she exercises sole or shared voting or investment power or over which he or she has the right to acquire beneficial ownership within 60 days. Unless otherwise indicated, voting power and investment power are exercised solely by the person named or they are shares with members of his or her household.

Directors, nominees and executive officers	Shares beneficially owned	Shares acquirable within 60 days by exercising options(1)	Percent of stock(2)
Louis V. Bockius III	79,728	5,000	0.39
Philip E. Burke	24,780	2,000	0.12
E. Lang D’Atri	64,689	8,000	0.34
Roger L. DeVille	59,494	4,000	0.29
Frank J. Dosch, CLU, ChFC	13,658	2,000	0.07
Gary N. Fields,	38,494	78,179	0.54
Chairman of the Board
Susan S. Holdren	88,084	2,000	0.42
Edgar W. Jones, Jr.	176,284	8,000	0.84
Gene E. Little	703	-0-	0.0003
Russell W. Maier	20,032	7,400	0.12
Roger L. Mann,	45,886	239,904	1.32
President and Chief Executive Officer
James M. Matesich	12,007	2,000	0.06
James L. Nichols	25,123	2,000	0.13
E. Scott Robertson	4,850	6,400	0.05
Karl C. Saunders, M.D., MBA, F.A.C.S.	32,079	2,000	0.16
Marc L. Schneider	29,120	6,400	0.16
George M. Smart	5,456	4,000	0.04
William T. Stewart, Ph.D., P.E.	38,969	2,000	0.19
John W. Straker, Jr.	681,830	2,000	3.15
Warren W. Tyler	1,390	2,000	0.02
Edward N. Cohn,	50,074	69,282	0.55
Unizan Bank, National Association, Executive Vice President
James B. Baemel,	4,541	23,081	0.13
Unizan Bank, National Association, Executive Vice President
Scott E. Dodds,	5,567	58,996	0.30
Unizan Bank, National Association, Executive Vice President
James H. Nicholson,	40,257	76,984	0.54
Executive Vice President, Chief Operating Officer and Chief Financial Officer
James J. Pennetti,	53,949	150,152	0.94
Executive Vice President and Chief Financial Officer until December 2, 2003
All directors, nominees, and executive officers as a group (25 people)	1,597,044	763,778	10.89

(1)	Represents shares subject to stock options exercisable within 60 days.

(2)	For each individual, “Percent of stock” is calculated by taking into account options exercisable within 60 days by that person, but no other options. Likewise, “Percent of stock” for all directors, nominees and executive officers as a group is calculated by taking into account all options exercisable within 60 days by them, but no other options.

Item 13 — Certain Relationships and Related Transactions

Some of the directors and officers of Unizan, and the companies with which they are associated were customers of Unizan Bank, National Association, had banking transactions with the bank during 2003, and expect to have such banking transactions in the future. All loans and commitments for loans included in such transactions were made in the ordinary course of business, on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons and, in the opinion of management, did not involve more than normal risk of collectibility or present other unfavorable features.

Director E. Lang D’Atri is a partner in the law firm of Zollinger, D’Atri, Gruber, Thomas & Co. In the ordinary course of business, Unizan and Unizan Bank National Association have retained the legal services of that firm in the past and may do so in the future. Neither Mr. D’Atri nor his firm performed any legal services for Unizan or its subsidiaries in 2003.

Item 14 — Principal Accountant Fees and Services

Independent Auditors. Crowe Chizek and Company LLC served as independent public accountants for the purposes of auditing Unizan’s annual consolidated financial statements, reviews of quarterly financial statements and preparation of consolidated tax returns. The appointment of independent public accountants is approved annually by the board of directors, based on the recommendation of the Audit Committee.

Auditor Fees. Fees paid to Crowe Chizek and Company LLC for services rendered during the years ended December 31, 2003 and December 31, 2002 are shown below.

Audit Fees. Fees for the audit of Unizan’s annual financial statements and the review of its quarterly financial statements for each of the years ended December 31, 2003 and December 31, 2002 were $136,049 and $127,000, respectively.

Audit Related Fees. Fees for audit related services for each of the years ended December 31, 2003 and December 31, 2002 were $28,895 and $25,864, respectively. Audit related services included internal control attestation engagement for Unizan Bank, National Association, issuance of a service auditor’s report for the trust department, audit of financial statements of BFOH Capital Trust I, and other accounting consultations.

Tax Fees. Fees for the preparation of Unizan’s consolidated tax returns and tax planning services for each of the years ended December 31, 2003 and December 31, 2002 were $85,554 and $112,103, respectively.

All Other Fees. Fees for all other services rendered by Crowe Chizek and Company LLC during each of the years ended December 31, 2003 and December 31, 2002, were $44,905 and $19,471, respectively. These fees were primarily for consulting services related to employee benefit plans, bank owned life insurance and regulatory capital.

The Audit Committee approved all material audit and non-audit services which Unizan engaged Crowe Chizek and Company LLC to perform prior to such engagement.

PART IV

Item 15 — Exhibits, Financial Statement Schedules and Reports on Form 8-K

a.    Financial Statement Schedules

1.    Financial Statements

Unizan Financial Corp. and Subsidiaries:

Report of Independent Accountants

Consolidated Balance Sheets as of December 31, 2003 and 2002

Consolidated Statements of Income for the Years Ended December 31, 2003, 2002 and 2001

Consolidated Statements of Changes in Shareholders’ Equity of the Years ended December 31, 2003, 2002 and 2001

Consolidated Statements of Cash Flows for the Years ended December 31, 2003, 2002 and 2001

Notes to Consolidated Financial Statements

2.    Financial Statement Schedules

Financial statement schedules are omitted as they are not required or are inapplicable.

3.    Exhibits

Exhibit 2(a) — Agreement and plan of merger by and between Unizan Financial Corp. and Huntington Bancshares Incorporated dated January 27, 2004, is included herein as Exhibit 2(a).

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

Exhibit 10.aa — Group Term Carve Out Plan, dated June 19, 2003, is included herein as Exhibit 10.aa.

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

Exhibit 10.an — Consulting and Noncompetition Agreement for James J. Pennetti entered into as of December 1, 2003, is included herein as Exhibit 10.an.

Exhibit 11 — Computation of earnings per share.

Exhibit 21 — Subsidiaries of Unizan Financial Corp.

Exhibit 23.1 — Consent of Independent Accountants

Exhibit 23.2 — Consent of Independent Accountants

Exhibit 31.1 — Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Roger L. Mann, President and Chief Executive Officer

Exhibit 31.2 — Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by James H. Nicholson, Executive Vice President and Chief Operating Officer

Exhibit 32.1 — Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Roger L. Mann, President and Chief Executive Officer

Exhibit 32.2 — Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by James H. Nicholson, Executive Vice President and Chief Operating Officer

b.    Reports on Form 8-K

Report of Form 8-K dated December 2, 2003 announcing that James J. Pennetti resigned as executive vice president and chief financial officer of the Company, effective December 1, 2003.

c.    Financial Statements

See subparagraph (a)(1) above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Unizan Financial Corp

/S/ GARY N. FIELDS
Gary N. Fields
Chairman of the Board
March 8, 2004

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/S/ GARY N. FIELDS	/S/ RUSSELL W. MAIER
Gary N. Fields	Russell W. Maier
Chairman of the Board	Director
March 8, 2004	March 8, 2004

/S/ ROGER L. MANN	/S/ JAMES M. MATESICH
Roger L. Mann	James M. Matesich
President and Chief Executive Officer	Director
March 8, 2004	March 8, 2004

/S/ JAMES H. NICHOLSON	/S/ JAMES L. NICHOLS
James H. Nicholson	James L. Nichols
Executive Vice President and Chief Operating Officer	Director
Principal Financial Officer	March 8, 2004
March 8, 2004

/s/ LOUIS V. BOCKIUS, III	/S/ E. SCOTT ROBERTSON
Louis V. Bockius, III	E. Scott Robertson
Director	Director
March 8, 2004	March 8, 2004

/S/ PHILIP E. BURKE	/S/ KARL C. SAUNDERS
Philip E. Burke	Karl C. Saunders, MD, MBA, FACS
Director	Director
March 8, 2004	March 8, 2004

/S/ E. LANG D’ATRI
E. Lang D’Atri
Director
March 8, 2004

/S/ ROGER L. DEVILLE	/S/ MARC L. SCHNEIDER
Roger L. Deville	Marc L. Schneider
Director	Director
March 8, 2004	March 8, 2004

/S/ FRANK J. DOSCH	/s/ GEORGE M. SMART
Frank J. Dosch, CLU, ChFC	George M. Smart
Director	Director
March 8, 2004	March 8, 2004

/S/ SUSAN S. HOLDREN	/S/ WILLIAM T. STEWART
Susan S. Holdren	William T. Stewart, PhD, PE
Director	Director
March 8, 2004	March 8, 2004

/S/ EDGAR W. JONES, JR.	/S/ JOHN W. STRAKER, JR.
Edgar W. Jones, Jr.	John W. Straker, Jr.
Director	Director
March 8, 2004	March 8, 2004

/S/ GENE E. LITTLE	/S/ WARREN W. TYLER
Gene E. Little	Warren W. Tyler
Director	Director
March 8, 2004	March 8, 2004