Form 10-Q
period 2004-03-31
UNIZAN FINANCIAL CORP
filed 2004-05-10
CIK 746481

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☒    No  ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

Class	Outstanding as of April 30, 2004
Common Stock, $1.00 Stated Value	21,758,794

INDEX

UNIZAN FINANCIAL CORP.

Unizan Financial Corp.

CONSOLIDATED BALANCE SHEETS

(Unaudited, except December 31, 2003) (In thousands except per share data)	March 31, 2004	December 31, 2003
ASSETS
Cash and cash equivalents	$71,924	$56,558
Federal funds sold	250	—
Interest bearing deposits with banks	4,830	1,942
Securities held-to-maturity, (Fair value: $2,678 and $2,982, respectively)	2,556	2,861
Securities available-for-sale, at fair value	484,760	471,775
Federal Home Loan Bank stock, at cost	35,061	34,716
Loans originated and held for sale	4,744	2,679
Loans:
Commercial, financial and agricultural	258,677	261,167
Aircraft	134,889	133,277
Commercial real estate	662,289	658,699
Residential real estate	449,057	450,398
Consumer	464,323	464,943

Total loans	1,969,235	1,968,484
Less allowance for loan losses	(24,611)	(24,611)

Net loans	1,944,624	1,943,873
Premises and equipment, net	24,641	25,353
Goodwill	91,971	91,971
Other intangible assets	17,836	18,661
Accrued interest receivable and other assets	77,987	76,860

Total Assets	$2,761,184	$2,727,249

LIABILITIES
Deposits:
Noninterest bearing deposits	$214,844	$206,501
Interest bearing deposits	1,731,299	1,769,291

Total deposits	1,946,143	1,975,792
Short-term borrowings	59,364	56,413
Other borrowings	403,110	344,853
Subordinated note	20,619	20,619
Accrued taxes, expenses and other liabilities	25,262	26,749

Total Liabilities	2,454,498	2,424,426

SHAREHOLDERS’ EQUITY
Common stock ($1.00 stated value, 100,000,000 shares authorized and 22,123,069 shares issued)	22,123	22,123
Additional paid-in capital	224,722	223,613
Retained earnings	74,461	74,993
Stock held by deferred compensation plan, 118,616 and 118,616 shares at cost	(2,016)	(2,016)
Treasury stock, 368,389 and 440,276 shares at cost	(10,308)	(11,515)
Accumulated other comprehensive loss	(2,296)	(4,375)

Total Shareholders’ Equity	306,686	302,823

Total Liabilities and Shareholders’ Equity	$2,761,184	$2,727,249

See Notes to the Consolidated Financial Statements

Unizan Financial Corp.

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited) (In thousands except per share data)	Three Months Ended March 31,
	2004	2003
Interest income:
Interest and fees on loans:
Taxable	$27,642	$31,355
Tax exempt	32	42
Interest and dividends on securities
Taxable	4,121	5,516
Tax exempt	476	418
Interest on bank deposits and federal funds sold	8	9

Total interest income	32,279	37,340

Interest expense:
Interest on deposits	9,150	11,051
Interest on subordinated note	505	—
Interest on company obligated mandatorily redeemable trust preferred	—	505
Interest on borrowings	3,832	4,493

Total interest expense	13,487	16,049

Net interest income	18,792	21,291
Provision for loan losses	1,000	1,269

Net interest income after provision for loan losses	17,792	20,022

Other income:
Trust, financial planning, brokerage and insurance sales	1,870	1,712
Customer service fees	1,844	1,553
Gains on sale of loans	1,245	2,130
Security gains, net	71	—
Other operating income	1,984	1,557

Total other income	7,014	6,952

Other expenses:
Salaries, wages, pension and benefits	12,774	8,932
Occupancy expense	867	911
Furniture, equipment and data processing expense	1,438	1,428
Taxes other than income taxes	630	517
Other intangible amortization expense	825	858
Other operating expense	4,880	4,064

Total other expenses	21,414	16,710

Income before income taxes	3,392	10,264
Provision for income taxes	980	3,228

Net income	$2,412	$7,036

Earnings per share:
Basic	$0.11	$0.32
Diluted	$0.11	$0.32

Dividends per share	$0.135	$0.135

Weighted average shares outstanding:
Basic	21,733,289	21,831,377
Diluted	21,972,349	22,290,839

See Notes to the Consolidated Financial Statements

Unizan Financial Corp.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended March 31,
(Unaudited) (In thousands)	2004	2003
Net Income	$2,412	$7,036

Unrealized holding gains/(losses) on available-for-sale securities	3,530	(201)
Reclassification adjustment for gains on securities included in net income	(71)	—
Net	3,459	(201)

Unrealized losses on cash flow hedges	(676)	(307)
Reclassification adjustment for losses on cash flow hedges included in net income	415	354

Net	(261)	47

Total	3,198	(154)
Tax (expense)/benefit	(1,119)	54

Other comprehensive income (loss), net of tax	2,079	(100)

Comprehensive income	$4,491	$6,936

See Notes to the Consolidated Financial Statements

Unizan Financial Corp.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three months ended March 31,
(Unaudited) (In thousands)	2004	2003
Cash flows from operating activities:
Net income	$2,412	$7,036
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	1,881	(867)
Provision for loan losses	1,000	1,269
Net securities gains	(71)	—
Loans originated for resale	(18,219)	(50,835)
Proceeds from sale of loan originations	17,140	58,516
Gains from sale of loans originated for sale	(986)	(1,274)
Gains from sale of residential real estate loans from portfolio	(259)	(856)
Federal Home Loan Bank stock dividend	(345)	(329)
Net increase in bank owned life insurance	(673)	(576)
Changes in:
Interest receivable	(89)	(357)
Interest payable	218	287
Other assets and liabilities, net	(2,625)	(7,203)

Net cash from operating activities	(616)	4,811

Cash flows from investing activities:
Net change in interest bearing deposits with banks	(2,888)	646
Net change in federal funds sold	(250)	5,450
Proceeds from sales of securities available-for-sale	571	—
Proceeds from maturities of securities held-to-maturity	295	607
Proceeds from maturities of securities available-for-sale	19,810	59,111
Purchases of securities available-for-sale	(30,191)	(127,664)
Net increase in loans made to customers	(9,589)	(76,600)
Proceeds from sale of loans	7,341	24,372
Purchases of premises and equipment	(109)	(948)

Net cash from investing activities	(15,010)	(115,026)

Cash flows from financing activities:
Net change in deposits	(29,649)	86,338
Cash dividends paid	(2,935)	(2,917)
Treasury stock sales	13,014	3,320
Treasury stock purchases	(10,707)	(13,849)
Net change in stock held in deferred compensation plan	—	(32)
Net change in short-term borrowings	2,951	24,175
Net change in Federal Home Loan Bank overnight borrowings	54,300	(10,100)
Proceeds from other borrowings	4,585	50,885
Repayment of other borrowings	(567)	(19,792)

Net cash from financing activities	30,992	118,028

Net change in cash and cash equivalents	15,366	7,813

Cash and cash equivalents at beginning of year	56,558	70,082

Cash and cash equivalents at end of period	$71,924	$77,895

Supplemental cash flow disclosures:
Income taxes paid	$—	$—
Interest paid	$13,243	$15,811

See the Notes to the Consolidated Financial Statements

UNIZAN FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2004 (Unaudited)

(In thousands, except per share data)

The consolidated financial statements for interim periods are unaudited; however, in the opinion of management of Unizan Financial Corp. (“Company”), the accompanying consolidated financial statements contain all material adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position and results of operations and cash flows for the periods presented. The unaudited financial statements are presented in accordance with the requirements of Form 10-Q and do not include all disclosures normally required by accounting principles generally accepted in the United States of America. Reference should be made to the Company’s consolidated financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2003 for additional disclosures, including a summary of the Company’s accounting policies. The results of operations for the three month period ended March 31, 2004 are not necessarily indicative of the results to be expected for the full year.

1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Basis of Presentation: The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany transactions and accounts have been eliminated in consolidation. Unless otherwise indicated, dollars are in thousands except per share data.

Accounting Pronouncements: In December 2003, the FASB revised FIN No. 46, “Consolidation of Variable Interest Entities.” FIN 46, as revised in December 2003, changes the accounting model for consolidation from one based on consideration of control through voting interests. Whether to consolidate an entity will now also consider whether that entity has sufficient equity at risk to enable it to operate without additional financial support, whether the equity owners in that entity lack the obligation to absorb expected losses at the right to receive residual returns at the entity, or whether voting rights in the entity are not proportional to the equity interest and substantially all the entity’s activities are conducted for an investor with few voting rights. As of December 31, 2003, the Company applied the provisions of FIN 46 to a wholly-owned subsidiary trust that issued capital securities to third-party investors. The application of FIN 46 resulted in the deconsolidation of the wholly-owned subsidiary trust. As a result, amounts previously reported as “company obligated mandatorily redeemable trust preferred” in liabilities have been recaptioned “subordinated note” and continue to be presented in liabilities on the balance sheet. The deconsolidation of the Trust increased the Company’s balance sheet by $619, the difference representing the Company’s common ownership in the Trust. The adoption of FIN 46 did not have a material impact on the Company’s consolidated financial condition or results of operations.

Stock Incentive Plan: Employee compensation expense under stock options is reported using the intrinsic value method. All options granted had an exercise price equal to or greater than the market price of the underlying common stock at the date of grant. Any tax benefit realized by the Company from the exercise of non-qualified stock options is added to paid-in-capital. During the first quarter of 2004, an expense of $3,638 was recognized in relation to the exercise of certain stock options as a result of the settlement of options for cash or with shares held for less than six months. The following table illustrates the effect on net income and earnings per share if expense was measured using the fair value method of SFAS No. 123, Accounting for Stock-Based Compensation:

	Three Months Ended March 31,
	2004	2003
Net income, as reported	$2,412	$7,036
Deduct: Stock based compensation expense determined under fair value based method	15	64

Pro forma net income	$2,397	$6,972
Earnings per share, as reported:
Basic	$0.11	$0.32
Diluted	$0.11	$0.32
Pro forma earnings per share:
Basic	$0.11	$0.32
Diluted	$0.11	$0.31

For purposes of providing the pro forma disclosures required under SFAS No. 123, the fair value of the stock options granted were estimated at the date of grant using a Black-Scholes option pricing model. The weighted average assumptions used in the option pricing model were as follows:

	Three Months Ended March 31,
	2004	2003
Nonqualified Stock Options – Immediate Vesting
Risk-free interest rate	1.02%	1.96%
Expected dividend yield	2.90%	3.07%
Expected option life (years)	0.67	3.0
Expected volatility	16.00%	31.00%

2) PENDING MERGER

On January 27, 2004, Huntington Bancshares Incorporated, a $31 billion regional bank holding company headquartered in Columbus, Ohio, and Unizan Financial Corp. announced the signing of a definitive agreement to merge the two organizations and their subsidiaries. Under terms of the agreement, Unizan shareholders will receive 1.1424 shares of Huntington common stock, on a tax-free basis, for each share of Unizan. Based on the $23.10 closing price of Huntington’s common stock on January 26, 2004, this represents a price of $26.39 per Unizan share, a 15% premium to Unizan’s per share closing price of $22.95, and values the transaction at approximately $587 million. The merger was unanimously approved by both boards and is expected to close in early July of 2004, pending customary regulatory approvals, as well as Unizan shareholder approval. In order for the merger agreement to be approved, the holders of two-thirds of the Unizan shares outstanding and entitled to vote thereon must vote in favor of adoption of the merger agreement.

3) COMPUTATION OF EARNINGS PER SHARE

The computation of earnings per share is as follows.

	Three Months Ended March 31,
	2004	2003
Weighted average common shares outstanding - basic	21,733	21,831
Dilutive effect due to stock incentive plans	239	460

Weighted average common shares outstanding adjusted for dilutive common stock equivalents	21,972	22,291

Net income	$2,412	$7,036

Basic earnings per share	$0.11	$0.32

Diluted earnings per share	$0.11	$0.32

4) SECURITIES

The amortized cost and fair value of available-for-sale securities were as follows:

	March 31, 2004
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities available-for-sale:
U.S. Treasury securities	$1,009	$—	$—	$1,009
Obligations of states and political subdivisions	44,377	1,939	(17)	46,299
Corporate obligations	41,730	1,151	(1,101)	41,780
Mortgage-backed and related securities	379,164	1,963	(2,019)	379,108
Other securities	18,596	9	(2,041)	16,564

Total securities available-for-sale	$484,876	$5,062	$(5,178)	$484,760

	December 31, 2003
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities available-for-sale:
U.S. Treasury securities	$1,000	$7	$—	$1,007
Obligations of states and political subdivisions	46,222	1,627	(36)	47,813
Corporate obligations	42,241	794	(1,684)	41,351
Mortgage-backed and related securities	367,272	1,205	(3,735)	364,742
Other securities	18,615	39	(1,792)	16,862

Total securities available-for-sale	$475,350	$3,672	$(7,247)	$471,775

Available-for-sale securities, which have been in a continuous unrealized-loss position for more than twelve months, not recognized in income at March 31, 2004 was $3,389 compared to $3,586 at December 31, 2003. Management believes the unrealized losses on these securities are temporary in nature. Management also believes the Company has the ability to hold these securities to maturity and the issuers have the ability to re-pay. In 2003, an impairment charge was recognized on a trust preferred security issued by North Country Financial Corporation as part of a credit review process. Since the decline in the fair value of this security was already recognized in earnings at the date of impairment and there has been no further decline in fair value since then, it is not included in the unrealized losses in the above tables.

5) OTHER BORROWINGS:

Federal Home Loan Bank (FHLB) advances and other borrowings were as follows:

	March 31, 2004		December 31, 2003
	Amount	Average Rate	Amount	Average Rate
FHLB advances	$322,421	4.10%	$268,721	5.57%
Term repurchase agreements	45,000	5.47	45,000	5.44
Line of credit with financial institution	20,000	1.98	15,500	2.03
Term debt with a financial institution	15,000	3.76	15,000	3.61
Capital leases	454	6.91	482	4.35
Subordinated term notes	235	3.22	150	2.61

	$403,110		$344,853

Pursuant to collateral agreements with the FHLB, advances are secured by FHLB stock and qualifying first mortgage loans. At March 31, 2004, FHLB advances outstanding were comprised of the following:

Maturity	Interest Rate	Amount
Within 1 year	2.44%	$74,784
1 year thru 2 years	2.56	105,191
2 years thru 3 years	4.97	25,801
3 years thru 4 years	4.96	17,798
4 years thru 5 years	4.01	63,000
More than 5 years	3.87	35,847

Total		$322,421

FHLB advances must be secured by eligible collateral as specified by the FHLB. Accordingly, the Company has a blanket pledge of its one-to-four family residential mortgages, multi-family, commercial real estate and home equity loans held in the loan portfolio as collateral for the advances outstanding at March 31, 2004 with a required minimum ratio of collateral to advances of 135%. Also, the Company has an investment in FHLB stock of $35,061 at March 31, 2004 of which approximately $16,097 is pledged as collateral for outstanding advances. FHLB advances comprise a combination of fixed and variable rate advances. Variable rate advances can be paid off, in part or in full, on any monthly interest reset date without penalty. Fixed rate advances are generally subject to early prepayment fees approximately equal to the present value of the lost cash flow to the FHLB.

The Company has a line of credit of $25,000 from a financial institution that is used for liquidity purposes and to facilitate additional investment in subsidiaries. The line of credit is secured by common stock of Unizan Bank, National Association. The total outstanding balance at March 31, 2004 was $20,000. The interest on each draw is variable and is priced off the Federal Funds Rate plus 0.85% per annum and is paid quarterly. Also, the Company has a term loan of $15,000 from a financial institution that was used to facilitate additional investment in subsidiaries. The term loan is also secured by common stock of Unizan Bank, National Association. The interest rate is variable and is priced off the LIBOR Rate plus 2.50% per annum and is paid quarterly. The debt matures on September 30, 2004.

At March 31, 2004, the Company had $45,000 in term repurchase agreements with Salomon Brothers, Inc. under which the Company sold mortgage-backed and related securities classified as available-for-sale with a fair value of $47,437 at March 31, 2004. The repurchase agreements had a weighted average maturity of 4.2 years at March 31, 2004. Also, such repurchase agreements are callable at the option of the counter-party. The securities are held at Salomon Brothers, Inc.

The Bank entered into two capital lease arrangements in order to finance the purchase of equipment. The aggregate outstanding balance of the leases as of March 31, 2004 was $454.

6) STOCK INCENTIVE PLAN:

In 1987, the shareholders approved a Stock Option and Performance Unit Plan reserving 764,040 shares of common stock, adjusted for stock dividends and splits, for the granting of options to executive officers and other senior management personnel. Options are not exercisable for at least four years from the date of grant and are not fully exercisable until six years from the date of grant. The duration of the exercise period is ten years. In 1997, the shareholders approved a Stock Option Plan reserving 1,000,000 shares of common stock, adjusted for stock dividends and splits for the granting of options to directors and employees of the Corporation and its affiliates. In 2003, shareholders approved an amendment to the 1997 Stock Option Plan increasing the number of share authorized under the Plan by 1,800,000. Non-qualified stock options granted to directors are immediately exercisable. Stock options granted to employees of the Company and its affiliates are partially exercisable one year from the date of grant and become fully exercisable five years from grant date. The duration of the exercise period is ten years. In accordance with provisions of the Plan, upon shareholder approval of a change in control, as defined in the Plan, all options outstanding at the time of such change in control fully vested and became 100% exercisable. As options are exercised, shareholders’ equity will be credited with the proceeds. The summary of stock option activity was as follows:

1987 Plan	Available for Grant	Exercised	Options Outstanding	Weighted Average Exercise Price	Range of Option Price per Share
Balance, January 1, 2003	—	528,046	226,470	8.35	6.00	15.00
Exercised	—	173,779	(173,779)	7.14	6.00	15.00

Balance, December 31, 2003	—	701,825	52,691	12.34	9.63	15.00
Exercised	—	42,263	(42,263)	12.42	9.63	15.00

March 31, 2004	—	744,088	10,428	12.03	9.63	15.00

1997 Plan	Available for Grant	Exercised	Options Outstanding	Weighted Average Exercise Price	Range of Option Price per Share
Balance, January 1, 2003	123,534	113,774	762,692	16.18	12.69	20.25
New shares authorized for grant	1,800,000	—	—
Granted	(256,351)	—	256,351	17.60	17.33	19.56
Forfeited	33,193	—	(33,193)	19.48	17.33	20.00
Exercised	—	53,040	(53,040)	16.08	12.83	20.00

Balance, December 31, 2003	1,700,376	166,814	932,810	16.46	12.69	20.25
Granted	(19,000)		19,000	26.37	26.37	26.37
Exercised	—	352,330	(352,330)	15.93	12.69	20.25

March 31, 2004	1,681,376	519,144	599,480	17.09	12.69	26.37

BancFirst Ohio Corp. had a 1997 Omnibus Stock Incentive Plan (the BFOH Plan), which provided for the granting of stock options and other stock related awards to officers and employees. Upon the completion of the merger, all outstanding options of BancFirst were converted to Unizan Financial Corp. at the exchange ratio of 1.325 and no additional options will be granted under the BFOH Plan. In accordance with provisions of the Plan, upon a change in control, as defined in the Plan, all options outstanding at the time of such change in control fully vested and became 100% exercisable. The duration of the exercise period is twenty years. All options granted were at a price that equaled or exceeded the market value of the Company’s common stock at the date of grant. The summary of stock option activity was as follows:

1997 BFOH Plan	Available for Grant	Exercised	Options Outstanding	Weighted Average Exercise Price	Range of Option Price per Share
Balance, January 1, 2003	—	157,918	641,279	$17.11	$10.06	$25.88
Forfeited	—	—	(16,902)	19.42	11.32	25.88
Exercised	—	54,918	(54,918)	16.39	11.32	20.13

Balance, December 31, 2003	—	212,836	569,459	17.20	10.06	25.88
Forfeited	—	—	(557)	24.80	21.56	25.88
Exercised	—	92,584	(92,584)	16.93	11.32	25.88

March 31, 2004	—	305,420	476,318	17.24	10.06	25.88

The weighted average remaining option life for outstanding options issued under the 1987 Stock Option Plan was 1.8 years, 7.4 years for outstanding options issued under the 1997 Stock Option Plan and 16.3 years for outstanding options issued under the 1997 BFOH Stock Option Plan. Upon the completion of the merger with Huntington Bancshares Incorporated, all outstanding options will be converted to Huntington Bancshares Incorporated options at the exchange ratio of 1.1424.

For options granted during 2004 and 2003, the weighted-average fair values at the grant dates are as follows:

	2004	2003
Nonqualified Stock Options- Immediate Vesting
Exercise Price	$26.37	$19.56
Fair Value	$1.20	$3.54

Nonqualified Stock Options- Delayed Vesting
Exercise Price	N/A	$17.33
Fair Value	N/A	$3.34

7) SEGMENT REPORTING:

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

Three months ended March 31, 2004:	Community Banking	Investment and Funds Management	Parent and Other	Total
Net interest income (expense)	$19,477	$4	$(689)	$18,792
Provision for loan losses	1,000	—	—	1,000
Non-interest income	5,058	1,956	—	7,014
Non-interest expense	16,707	1,460	3,247	21,414
Income tax expense (benefit)	2,348	172	(1,540)	980

Net income (loss)	$4,480	$328	$(2,396)	$2,412

Three months ended March 31, 2003:	Community Banking	Investment and Funds Management	Parent and Other	Total
Net interest income (expense)	$21,823	$6	$(538)	$21,291
Provision for loan losses	1,269	—	—	1,269
Non-interest income	5,240	1,712	—	6,952
Non-interest expense	14,950	1,365	395	16,710
Income tax expense (benefit)	3,405	150	(327)	3,228

Net income (loss)	$7,439	$203	$(606)	$7,036

8) LEGAL MATTERS:

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

This discussion contains forward-looking statements defined in the Private Securities Litigation Reform Act of 1995 that involves risks and uncertainties. Although the Company believes that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate, and therefore, there can be no assurance that the forward-looking statements included herein will prove to be accurate. Factors that could cause actual results to differ from the results discussed in the forward-looking statements include, but are not limited to: economic conditions (both generally and more specifically in the markets in which the Company and its subsidiaries operate); competition for the Company’s customers from other providers of financial services; government legislation and regulation (which changes from time to time and over which the Company has no control); changes in interest rates; pre-payments of loans and securities; material unforeseen changes in the liquidity, results of operations, or financial position of the Company’s customers, all of which are difficult to predict and many of which are beyond the control of the Company.

Overview

The reported results of the Company primarily reflect the operations of the Company’s bank subsidiary, Unizan Bank, National Association. The Company’s results of operations are dependent on a variety of factors, including the general interest rate environment, competitive conditions in the industry, governmental policies and regulations and conditions in the markets for financial assets. Like most financial institutions, the primary contributor to the Company’s income is net interest income, which is defined as the difference between the interest the Company earns on interest-earning assets, such as loans and securities, and the interest the Company pays on interest-bearing liabilities, such as deposits and borrowings. The Company’s operations are also affected by non-interest income, such as checking account and trust fees and gains from sales of loans. The Company’s principal operating expenses, aside from interest expense, consist of salaries and employee benefits, occupancy costs, and other general and administrative expenses.

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

Unizan Financial Corp.

Average Balance Sheet and Related Yields

	Three Months Ended March 31,
	2004			2003
(dollars in thousands)	Average Balance	Income/ Expense	Rate (1)	Average Balance	Income/ Expense	Rate (1)
Interest-earning assets

Interest bearing deposits and federal funds sold	$4,395	$8	0.73%	$3,099	$9	1.18%
Securities	510,827	4,853	3.82	512,745	6,159	4.87
Total loans (2)	1,971,090	27,687	5.65	1,954,108	31,414	6.52

Total interest-earning assets (3)	2,486,312	32,548	5.27	2,469,952	37,582	6.17

Nonearning assets:

Cash and due from banks	57,353			58,476
Other nonearning assets	209,843			213,572
Allowance for loan losses	(24,622)			(25,280)

Total assets	$2,728,886			$2,716,720

Interest bearing liabilities:

Demand deposits	$258,295	$369	0.57%	$269,511	$553	0.83%
Savings deposits	531,844	1,296	0.98	425,462	1,032	0.98
Time deposits	955,864	7,485	3.15	1,044,394	9,466	3.68
Subordinated note (5)	20,619	505	9.85	—	—	—
Company obligated mandatorily redeemable trust preferred (5)	—	—	—	20,000	505	10.24
Other borrowings	422,995	3,832	3.64	435,117	4,493	4.19

Total interest bearing liabilities	2,189,617	13,487	2.48	2,194,484	16,049	2.97

Noninterest bearing liabilities:

Demand deposits	208,704			182,218
Other liabilities	24,437			37,830
Shareholders’ equity	306,128			302,188

Total liabilities and equity	$2,728,886			$2,716,720

Net interest income and interest rate spread (3)		$19,061	2.79%		$21,533	3.20%

Net interest margin (4)			3.08%			3.54%

(1)	Calculated on an annualized basis.
(2)	Loan fees are included in interest income on loans.
(3)	Interest income is computed on a fully tax equivalent (FTE) basis, using a tax rate of 35%.
(4)	The net interest margin represents net interest income as a percentage of average interest-earning assets.
(5)	As of December 31, 2003, based on new accounting guidance issued under FASB Interpretation No. 46, the amounts previously reported as “company obligated mandatorily redeemable trust preferred” have been recaptioned “subordinated note”. The deconsolidation of the Trust increased the Company’s balance sheet by $619, the difference representing the Company’s common ownership in the Trust.

Comparison of Operating Results For The Three Months Ended March 31, 2004 and 2003

Net Income. Net income for the first quarter of 2004 was $2,412, or $0.11 per diluted share. This compares with net income of $7,036, or $0.32 per diluted share for the first quarter of 2003. During the first quarter of 2004, an expense of $3,638 pre-tax, or $2,365 after-tax, was recognized in relation to the exercise of certain stock options and $1,203 pre-tax, or $944 after-tax, of expense was recognized for merger-related professional fees. Net income for the first quarter of 2004, excluding the option expense and merger-related expenses, was $5,721, or $0.26 per diluted share. During the first quarter of 2004, net interest income decreased by 11.7% and non-interest income increased by 0.9%, as compared to the same period in 2003. The net interest margin decreased to 3.08% for the first quarter of 2004, compared to 3.54% for the same period in 2003. The decrease in the net interest margin was primarily due to the yields on interest-earning assets declining faster than the cost of interest-bearing liabilities. The Company’s return on average assets and return on average equity were 0.36% and 3.17%, respectively, in the first quarter of 2004, compared to 1.05% and 9.44%, respectively, for the first quarter of 2003.

Interest Income. Total interest income decreased 13.6% to $32,279 for the three months ended March 31, 2004, compared to $37,340 for the first quarter of 2003. During the first quarter of 2004, the yield on interest-earning assets declined by 90 basis points from the same period in 2003. The Company’s yield on average loans was 5.65% for the three months ended March 31, 2004 and 6.52% for the comparable year ago period. The decrease in the yield on loans was primarily impacted by sustained lower market rates throughout 2003 and 2004. As a result, a large portion of the loan portfolio automatically repriced or borrowers chose to refinance to lower rates.

Yields on the securities portfolio decreased from 4.87% during the first quarter of 2003 to 3.82% during the first quarter of 2004. The decrease in the yield on securities was also primarily impacted by sustained lower market rates throughout 2003 and 2004. During 2003, the securities portfolio experienced significant pre-payments on collateralized mortgage obligations and mortgage backed securities resulting in more cash flows being reinvested at lower market rates.

Interest Expense. Total interest expense decreased 16.0% to $13,487 for the three months ended March 31, 2004, compared to $16,049 for the three months ended March 31, 2003. The Company’s cost of interest-bearing liabilities decreased to 2.48% in the three months ended March 31, 2004 compared to 2.97% in the same period of 2003. The decrease in the cost of funds was primarily from lower market rates affecting the rates paid on all deposit products and the cost of borrowings. Based on the current historically low level of rates, the Company will have limited opportunities to further decrease rates on deposits.

Provision for Loan Losses. The provision for loan losses was $1,000 for the three months ended March 31, 2004, compared to $1,269 in the first quarter of 2003. The provision expense is based on the Company’s review of the adequacy of the allowance for loan losses which includes a review of general economic conditions and uncertainties and charge-offs. The provision for loan losses was considered sufficient by management for maintaining an appropriate allowance for loan losses. Additional information regarding the allowance for loan losses and non-performing assets is included in the section captioned “Asset Quality”.

Management analyzes the appropriateness of the allowance for loan losses regularly through reviews of historical loan loss experience, the nature and volume of the portfolio, information about specific borrower situations and estimated collateral values, economic conditions, and other factors. The allowance for loan losses is a material estimate that is particularly susceptible to significant changes in the near term and is established through a provision for loan losses based on management’s evaluation of the risk in the Company’s loan portfolio and the general economy. Loan losses are charged against the allowance when the uncollectibility of a loan balance is confirmed. Management believes that the allowance for loan losses was appropriate at March 31, 2004.

Non-Interest Income. Total non-interest income increased by $62, to $7,014 for the three months ended March 31, 2004, compared to $6,952 in the three months ended March 31, 2003.

Trust, brokerage and insurance sales income increased by $158, or 9.2%, to $1,870 in the first quarter of 2004 from $1,712 in the first quarter of 2003. Brokerage and insurance sales revenue increased by $116 due to the hiring of additional brokers and due to more favorable market conditions.

Customer service fees, representing service charges on deposits and fees for other banking services, increased by $291, or 18.7%, to $1,844 in the first quarter of 2004 from $1,553 in the first quarter of 2003. The increase was mainly attributed to increased activity and charges within demand deposit accounts.

Gains on sales of loans totaled $1,245 for the first quarter of 2004 compared to $2,130 for the same period in 2003. During the first quarter of 2004, the Company sold $7,746 of the guaranteed portion of its SBA (Small Business Association) and other government guaranteed loan originations in the secondary market compared to $6,951 during the first quarter of 2003, realizing gains of $797 in 2004 and $760 in 2003. Also, in the first quarter of 2004, the Company sold $10,473 of residential loans originated for sale compared to $43,884 during the same period in 2003, realizing gains of

$189 in 2004 and $514 in 2003. In addition, in the first quarter of 2004, the Company sold $7,082 of loans from the residential loan portfolio compared to $23,516 during the same period in 2003, realizing gains of $259 in 2004 and $856 in 2003. During the first quarter of 2004, $7,082 of construction loans that became eligible for sale upon conversion to permanent financing, were sold from the residential real estate loan portfolio as part of a strategy to manage the interest rate risk and the prepayment risk profile of the portfolio. In 2003, residential loan sale activity had been impacted by an increase in origination volumes in the favorable interest rate environment. However, due to the recent increase in rates, the trend of mortgage refinancing has slowed. As a result, fees associated with the mortgage related business have declined as refinancing activity slowed.

The Company intends to continue to place emphasis on its small business lending activities. The nature of the political climate in Washington, D.C. may periodically subject many existing government programs to much scrutiny and possible cutbacks. At the beginning of the first quarter of 2004 the SBA released a policy notice reducing the maximum loan size of regular 7(a) loans to $750 from $2,000. On April 5, 2004, legislation was signed into law, which temporarily extends programs under the Small Business Act. This law lifts the 7(a) loan cap from $750 to gross amount of $2,000 and temporarily increases the loan guaranty limit from $1,000 to $1,500. Several changes to the fee structure were also enacted. Management believes that any future cutbacks could negatively affect the Company’s activities in the SBA lending programs as well as the planned expansion of such activities.

Other income increased by $427, or 27.4%, to $1,984 for the first quarter of 2004 from $1,557 in the first quarter of 2003. The increase in other operating income was mainly attributed to a reduction in the impairment charge recognized on the mortgage servicing right (MSR) portfolio. During the first quarter of 2004, a temporary impairment charge of $123 was recognized compared with a $390 impairment charge that was recognized in the first quarter of 2003 as a reduction to servicing income. The value of the MSR portfolio is analyzed quarterly by considering critical assumptions for pre-payment speeds, the targeted investor yield to a buyer of MSRs, and float on escrows. Market interest rates are an external factor that can have a material influence on this valuation process, as interest rates influence pre-payment speeds and targeted investor yield. Management believes that the estimated aggregate fair value of the MSRs was fairly stated at March 31, 2004. Future impairment could be realized if pre-payment speeds increase beyond the assumption rates. If rates continue to rise and pre-payment activity slows, the value of the servicing rights should be positively impacted.

Non-Interest Expense. Total non-interest expense increased $4,704 to $21,414 in the three months ended March 31, 2004, compared to $16,710 in the three months ended March 31, 2003. Excluding the expense of $3,638 recognized in relation to the exercise of certain stock options and $1,203 of expense recognized for merger-related professional fees, total non-interest expense decreased $137, or 0.8%.

Including an expense of $3,638 recognized in relation to the exercise of certain stock options, salaries and employee benefits increased to $12,774 for the three months ended March 31, 2004 compared to $8,932 for the same period in 2003. The $3,638 of expense was recognized as a result of the settlement of options for cash or with shares held for less than six months. Excluding the $3,638 option expense, salaries and employee benefits increased to $9,136 and represented approximately 53.9% of total operating expenses (non-interest expense less amortization of intangibles) for the three months ended March 31, 2004 compared to $8,932, or 56.3% of total operating expenses in the first quarter of 2003.

Other non-interest expenses increased $850, to $5,784 during the first quarter of 2004 compared to $4,934 in the first quarter of 2003. The increase was mainly due to $1,203 of expense that was recognized in the first quarter of 2004 for merger-related professional fees. The increase was partially offset by a decline in loan and legal related expenses.

Provision for Income Taxes. The Company’s provision for federal income taxes was $980, or 28.9% of pre-tax income, for the three months ended March 31, 2004 compared to $3,228, or 31.4% for pretax income, for the same period in 2003. The effective tax rate differed from the federal statutory rate principally as a result of tax-exempt income from obligations of states and political subdivisions, loans and earnings on bank owned life insurance. Also, the first quarter of 2004 effective tax rate was impacted by the non-deductible nature of a portion of the merger-related professional fees.

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

Failure to receive principal and interest payments when due on a loan results in efforts by the Company to restore such loan to current status. Loans are classified as non-accrual when, in the opinion of management, full collection of principal and accrued interest is in doubt. Continued unsuccessful collection efforts generally lead to initiation of foreclosure or other legal proceedings. Property acquired by the Company as a result of foreclosure, or by deed in lieu of foreclosure, is classified as “other assets owned” until such time as it is sold or otherwise disposed of. The Company owned $1,793 of such property at March 31, 2004 compared to $2,143 at December 31, 2003.

Non-performing loans totaled $28,640, or 1.45% of total loans, at March 31, 2004, compared to $25,899, or 1.32% of total loans, at December 31, 2003. Non-performing assets totaled $30,433, or 1.54% of loans and other assets owned at March 31, 2004, compared to $28,042, or 1.42%, at December 31, 2003. Non-performing loans were mainly comprised of $8,713 of residential mortgage loans, $1,294 of commercial loans, $5,713 of commercial real estate loans, $2,003 of aircraft loans and $9,334 of SBA and other government guaranteed loans, of which $6,965 is guaranteed by the government. Non-performing loans, excluding the $6,965 of non-performing loans guaranteed by the government, totaled $21,675, or 1.10% of total loans, at March 31, 2004 compared to 0.98%, excluding $6,537 of non-performing loans guaranteed by the government, at December 31, 2003. The liquidation of the guaranteed portion of government guaranteed loans has been slow nationally due to the volume of loans in liquidation and the transition to the centralization of the processing of purchases and liquidation by the SBA. While this has increased delinquencies and non-performing assets, management believes there is little risk of loss as these submissions are eventually processed. The remaining increase in non-performing loans resulted primarily from delinquency trends in general. Residential delinquency trends are consistent with Ohio and national trends; bankruptcies have increased, and are a significant part of non-performing loans. While this has caused increased delinquencies and non-performing assets, there continues to be little translation into losses. Management continues to remain cautious as the economic uncertainty extends and high levels of bankruptcies continue. Management of the Company is not aware of any material amounts of loans outstanding, not disclosed in the tables below, for which there is significant uncertainty as to the ability of the borrower to comply with present payment terms. The following is an analysis of the composition of non-performing assets and restructured loans:

	March 31, 2004	December 31, 2003
Non-accrual	$23,152	$20,566
Accruing loans 90 days or more past due	5,488	5,333

Total non-performing loans	28,640	25,899
Other assets owned and other non-performing assets	1,793	2,143

Total non-performing assets	$30,433	$28,042

Restructured loans	$2,530	$2,565

Non-performing loans to total loans	1.45%	1.32%
Non-performing assets to total assets	1.10%	1.03%
Non-performing assets to total loans plus other assets owned	1.54%	1.42%

Restructured loans consist of one loan that was restructured in May 1999 and has been performing in accordance with its restructured terms since such time. The restructured loan is not included in non-performing assets.

As of March 31, 2004, impaired loans were $8,548 compared with $7,476 at December 31, 2003. Commercial, commercial real estate and aircraft loans are classified as impaired if full collection of principal and interest in accordance with the terms of the loan documents is not probable. Impaired loans and non-performing loans have been considered in management’s analysis of the appropriateness of the allowance for loan losses.

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

The allowance for loan losses totaled $24,611 at March 31, 2004 and December 31, 2003, representing 1.25% of total loans outstanding for both periods. Net charge-offs for the three months ended March 31, 2004 were $1,000, compared to net charge-offs of $1,259 for the same period in 2003. Charge-offs were made in accordance with the Company’s standard policy and, for the three months ended March 31, 2004, occurred primarily in the commercial real estate, SBA and consumer loan portfolios.

The allowance for loan losses as a percentage of non-performing loans (“coverage ratio”) was 85.9% at March 31, 2004, compared to 95.0% at December 31, 2003. Although used as a general indicator, the coverage ratio is not a primary factor in the determination of the appropriateness of the allowance by management, particularly given the extent to which the Company’s non-performing loans consist of single-family residential mortgage loans and that $6,965 of non-performing loans are guaranteed by the government. The allowance for loan losses as a percentage of non-performing loans, excluding the $6,965 of non-performing loans that are guaranteed by the government, was 113.6% at March 31, 2004 compared to 127.1%, excluding the $6,537 of non-performing loans that are guaranteed by the government, at December 31, 2003.

As of March 31, 2004, the aircraft portfolio of $134,889 represented 6.8% of the total loan portfolio. Management continues to carefully analyze the aircraft portfolio and the risk profile of the portfolio especially in light of decreasing collateral values in certain classes of aircraft. As of March 31, 2004, the aircraft portfolio consisted of $93,224 of non-jet aircraft and values of non-jet aircrafts have historically been more stable than jet aircrafts. The remainder of the portfolio consists of loans secured by jets. These loans are predominately to businesses that use their planes as a business tool and not actually within the aircraft industry, i.e. charters or flight schools, thus reducing the Bank’s exposure to the aircraft industry as a whole. The Bank’s sales activity and marketing efforts continue to be on non-jet aircraft, such as single engine and piston twin aircraft with values predominately under $500.

Comparison of March 31, 2004 and December 31, 2003 Financial Condition

Total assets were $2.76 billion at March 31, 2004, an increase of $33,935 from December 31, 2003. Total securities increased by $12,680, or 2.7%, to $487,316 from December 31, 2003. The Company’s general investment strategy is to manage the portfolio to include rate sensitive assets, matched against interest sensitive liabilities to reduce interest rate risk. In recognition of this strategy, as well as to provide a secondary source of liquidity to accommodate loan demand and possible deposit withdrawals, the Company has chosen to classify the majority of its securities as available-for-sale. At March 31, 2004, 99.5% of the total securities portfolio was classified as available-for-sale, while those securities that the Company intends to hold to maturity represented the remaining 0.5%. This compares to 99.4% and 0.6% classified as available-for-sale and held-to-maturity, respectively, at December 31, 2003.

Management periodically reviews the securities portfolio for possible impairment. Within the securities portfolio, an impairment charge of $1,410 was recognized during 2003 on a $2,000 trust preferred security issued by North Country Financial Corporation. On April 11, 2003, North Country Financial Corporation disclosed that a Cease and Desist Order had been entered pertaining to North Country Financial Corporation’s principal subsidiary, North Country Bank and Trust. North Country has suspended quarterly interest payments to security holders as allowed by the terms of the indenture. Management believes that the decline in value of this trust preferred security was directly related to credit issues and is other than temporary in nature. As a result of these circumstances and the current indicated market value of the security, the book value of this asset was written down in 2003. Except for the impairment charge recorded on the North Country trust preferred security, management believes that the unrealized losses on securities available for sale are temporary in nature and due primarily to changes in interest rates and not a result of credit related issues. Management believes that the Company has the ability to hold securities with unrealized losses to maturity or until such time as the unrealized losses reverse.

Total loans remained relatively stable at $1.97 billion at March 31, 2004 compared to December 31, 2003. Within the loan portfolio, commercial real estate loans increased by $3,590, or 0.5%, aircraft loans increased by $1,612, or 1.2% and home equity loans increased by $5,493, or 1.8%, from December 31, 2003. These increases were partially offset by a decline of $2,490, or 1.0%, in commercial loans and $1,341, or 0.3%, in residential real estate loans.

Total deposits decreased $29,649, or 1.5%, to $1.95 billion at March 31, 2004 from $1.98 billion at December 31, 2003. Non-interest bearing demand deposits increased by $8,343, or 4.0% and money market deposits increased by $6,552, or 1.7%, which was offset by a decline of $19,025, or 6.9%, in interest-bearing demand deposits and a decline of $25,060 in brokered certificate of deposits from December 31, 2003. Management maintains an overall strategy to raise lower cost core deposits as funding sources.

Short-term borrowings, which include sweep repurchase agreements and federal funds purchased, increased by $2,951 to $59,364 at March 31, 2004, compared to $56,413 at December 31, 2003. Other borrowings increased by $58,257 to $403,110 at March 31, 2004, compared to $344,853 at December 31, 2003. During the first quarter of 2004, brokered certificates of deposits of $25,060 were paid off at maturity and replaced with overnight borrowings.

Critical Accounting Policies

The Company follows financial accounting and reporting policies that are in accordance with generally accepted accounting principles in the United States of America. These policies are presented in Note 1 to the consolidated audited financial statements in Unizan Financial Corp.’s annual report on Form 10-K for the year ended December 31, 2003. Some of these accounting policies, as discussed below, are considered to be critical accounting policies. Critical accounting policies are those policies that require management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. The Company has identified two accounting policies that are critical accounting policies and an understanding of these policies is necessary to understand the financial statements. These policies relate to determining the appropriateness of the allowance for loan losses and the valuation of the MSR. Additional information regarding these policies is included in the sections captioned “Provision for Loan Losses” and “Non-Interest Income,” respectively.

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

The Company’s principal source of funds to satisfy short-term liquidity needs comes from cash, due from banks, federal funds sold and borrowing capabilities through the FHLB, Federal Reserve Bank primary credit as well as other sources. Changes in the balance of cash and due from banks are due to changes in volumes of federal funds sold, and the float and reserves related to deposit accounts, which may fluctuate significantly on a day-to-day basis. As of March 31, 2004, cash, due from banks and federal funds sold totaled $77,004 compared with $58,500 at December 31, 2003. The securities portfolio serves as an additional source of liquidity for the Company. Securities with a market value of $484,760 were classified as available-for-sale as of March 31, 2004, representing 99.5% of the total securities portfolio. Classification of securities as available-for-sale provides for flexibility in managing net interest margin, interest rate risk, and liquidity. Securities with a market value of $390,095 at March 31, 2004 were pledged to secure public funds and other obligations.

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

Shareholders’ equity at March 31, 2004 was $306,686, compared to shareholders’ equity at December 31, 2003 of $302,823, an increase of $3,863. During the three month period ended March 31, 2004, additional paid-in capital increased by $5,193 and treasury stock increased by $2,877. The increase in additional paid-in capital was mainly attributed to the option activity during the first quarter of 2004. During the first quarter of 2002, the Company’s Board of Directors approved a stock repurchase program authorizing management to repurchase up to 550,000 common shares of which 368,389 have been repurchased.

Under the risk-based capital guidelines, a minimum capital to risk-weighted assets ratio of 8.0% is required, of which, at least 4.0% must consist of Tier 1 capital (equity capital net of goodwill). Additionally, a minimum leverage ratio (Tier 1 capital to total assets) of 3.0% must be maintained. At March 31, 2004, the Company had a total risk-based capital ratio of 11.53%, of which 10.37% consisted of Tier 1 capital. The leverage ratio for the Company at March 31, 2004, was 8.35%.

Cash dividends declared and paid to shareholders of the Company totaled $2,935, or $0.135 per share, during the first three months of 2004. This compares to dividends of $2,917, or $0.135 per share, for the same period in 2003.

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

In addition, bank regulators limit the amount of dividends a subsidiary bank can declare in any calendar year without obtaining prior approval. Banks must have the approval of its regulatory authority if a dividend in any year would cause the total dividends for that year to exceed the sum of the Bank’s current year’s “net profits” (or net income, less dividends declared during the period based on regulatory accounting principles) and the retained net profits for the preceding two years, less required transfers to surplus. As of March 31, 2004, $10,640 was available to pay as dividends to the holding company. Dividends in excess of this amount require regulatory approval prior to being paid.

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

At March 31, 2004, assuming an immediate, parallel 100 basis point shift in market yields, the Company’s net interest income for the next twelve months was calculated to decrease by 4.2% if rates decline and to increase by 0.4% if rates increase. At December 31, 2003, assuming an immediate, parallel 100 basis point shift in market yields, the Company’s net interest income for the next twelve months was calculated to decrease by 3.5% if rates declined and to increase by 1.0% if rates increased. Since interest rates on deposit products are very low, the Company would not realize any significant future benefit from lower rates, but could see a continuing decrease in earning asset rates. The net present value of equity is defined as the difference between the present value of the Company’s assets and liabilities. In general, the present value of fixed rate financial instruments declines as market rates increase and increases as rates fall. Using the yield scenario defined above, the net present value of equity was forecasted to decline in a rising rate environment and to rise in a falling rate scenario.

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

The Company has interest rate swaps on which it pays fixed rates and receives variable rates. Two of the swaps, which have a total notional principal of $30,000, were executed to convert variable rate borrowings to fixed rates to reduce the risk of increased interest expense in a rising rate environment. They are recorded at a fair value of ($3,149) with changes recognized in other comprehensive income. Also, the Company initiated a program to provide long-term fixed rate loans to commercial borrowers without incurring interest rate risk by executing simultaneous interest rate swaps. Each swap is structured to have the same amortization and rate reset schedule as its underlying loan, which results in an effective fair value hedge. At March 31, 2004, the notional value of swaps in this program totaled $13,355 at a fair value of ($296).

Changes in the market value of the swap and the loan are included in earnings. For the three months ended March 31, 2004, $415 has been recognized in interest expense related to the interest rate swaps compared with $449 for the same period in 2003.

The Company also has a notional balance of $3,000 of options on the S & P 500 which offsets the equivalent risk of certificate of deposit liabilities that have a return contractually linked to the index. The effective portion of the options and the embedded derivative are carried at a fair value of ($291). For the year-to-date, the Company has recognized $1 in current expense for the ineffective portion of the derivative.

Item 4:

CONTROLS AND PROCEDURES

The management of the Company is responsible for establishing and maintaining effective disclosure controls and procedures as defined under Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. As of the end of the period covered by this quarterly report, an evaluation was performed under the supervision and with the participation of management, including the Chief Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, management concluded the Company’s disclosure controls and procedures as of March 31, 2004, were effective in ensuring material information required to be disclosed in this Quarterly Report on Form 10-Q was recorded, processed, summarized, and reported on a timely basis. Additionally, there were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended March 31, 2004 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

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

Item 2. Changes in Securities and Use of Proceeds

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Number of Shares that May Yet Be Purchased Under the Plan
January 1, 2004 – January 31, 2004	70,435	23.34	—
February 1, 2004 – February 29, 2004	343,871	25.48	—
March 1, 2004 – March 31, 2004	11,618	25.76	—

Total	425,924	25.14	—

In addition to the share purchases, a total of 497,811 of treasury shares were issued in connection with stock option activity during the first quarter of 2004.

Item 3. Defaults upon Senior Securities

Not Applicable

Item 4. Submission of Matters to a Vote of Security Holders

Unizan Financial Corp. will hold a special meeting of stockholders at the Marriott McKinley Grand Hotel, 320 Market Avenue South, Canton, Ohio, at 10:00 a.m., local time, on May 25, 2004 to consider and vote upon the following matters:

•	a proposal to adopt the Agreement and Plan of Merger, dated as of January 27, 2004, by and between Huntington Bancshares Incorporated and Unizan Financial Corp., pursuant to which Unizan will merge with and into Huntington; and

•	a proposal to approve the adjournment of the special meeting, if necessary, to solicit additional proxies, in the event that there are not sufficient votes at the time of the special meeting to adopt the merger agreement.

The Unizan board of directors has fixed the close of business on April 6, 2004 as the record date for the Unizan special meeting. Only Unizan stockholders of record at that time are entitled to notice of, and to vote at, the Unizan special meeting, or any adjournment or postponement of the Unizan special meeting. In order for the merger agreement to be approved, the holders of two-thirds of the Unizan shares outstanding and entitled to vote thereon must vote in favor of adoption of the merger agreement.

Item 5. Other Information

None

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits Required by Item 601 of Regulation S-K

Exhibit 2(a) – Agreement and plan of merger by and between Unizan Financial Corp. and Huntington Bancshares Incorporated dated January 27, 2004, incorporated by reference to Form 10-K for the year ended December 31, 2003, Exhibit 2(a).

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

Exhibit 10.e – UNB Corp. 1997 Stock Option Plan, filed on February 28, 1998, is incorporated herein by reference to Form Definitive 14-A, dated April 15, 1997, Appendix A, as amended by Form S-8 filed on July 11, 2003.

Exhibit 10.y – Split Dollar Agreement for Salary Continuation Agreement Roger L. Mann and Scott E. Dodds, dated May 1, 2001, is incorporated herein by reference to Form 10-Q for quarter ended September 30, 2001, Exhibit 10.y.

Exhibit 10.z – Key Man Split Dollar Agreement for Roger L. Mann, dated July 18, 2001, is incorporated herein by reference to Form 10-Q for quarter ended September 30, 2001, Exhibit 10.z.

Exhibit 10.aa – Group Term Carve Out Plan, dated June 19, 2003, is incorporated herein by reference to Form 10-K for the year ended December 31, 2003, Exhibit 10.aa.

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

Exhibit 10.an – Consulting and Noncompetition Agreement for James J. Pennetti entered into as of December 1, 2003, is included herein by reference to Form 10-K for the year ended December 31, 2003, Exhibit 10.an.

Exhibit 31.1 – Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Roger L. Mann, President and Chief Executive Officer.

Exhibit 31.2 – Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by James H. Nicholson, Executive Vice President, Chief Operating Officer and Principal Financial Officer.

Exhibit 32.1 – Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Roger L. Mann, President and Chief Executive Officer.

Exhibit 32.2 – Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by James H. Nicholson, Executive Vice President, Chief Operating Officer and Principal Financial Officer.

(b)	Reports on Form 8-K filed during the quarter ended March 31, 2004:

Report on Form 8-K dated January 28, 2004 announced Huntington Bancshares Incorporated and Unizan Financial Corp. signed a definitive agreement to merge the two organizations.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Unizan Financial Corp. (Registrant)

Date May 7, 2004	/s/ Roger L. Mann
Roger L. Mann
President and Chief Executive Officer

Date May 7, 2004	/s/ James H. Nicholson
James H. Nicholson
Executive Vice President,
Chief Operating Officer and Principal Financial Officer