Form 10-Q
period 2004-06-30
UNIZAN FINANCIAL CORP
filed 2004-08-09
CIK 746481

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☒    No  ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

Class	Outstanding as of July 31, 2004
Common Stock, $1.00 Stated Value	21,795,580

INDEX

UNIZAN FINANCIAL CORP.

Unizan Financial Corp.

CONSOLIDATED BALANCE SHEETS

(Unaudited, except December 31, 2003) (In thousands except per share data)	June 30, 2004	December 31, 2003
ASSETS
Cash and cash equivalents	$81,111	$56,558
Interest bearing deposits with banks	5,446	1,942
Securities held-to-maturity, (Fair value: $2,372 and $2,982, respectively)	2,263	2,861
Securities available-for-sale, at fair value	405,758	471,775
Federal Home Loan Bank stock, at cost	35,410	34,716
Loans originated and held for sale	2,118	2,679
Loans:
Commercial, financial and agricultural	269,219	261,167
Aircraft	126,824	133,277
Commercial real estate	646,900	658,699
Residential real estate	446,738	450,398
Consumer	469,236	464,943

Total loans	1,958,917	1,968,484
Less allowance for loan losses	(24,922)	(24,611)

Net loans	1,933,995	1,943,873
Premises and equipment, net	23,891	25,353
Goodwill	91,971	91,971
Other intangible assets	17,025	18,661
Accrued interest receivable and other assets	77,546	76,860

Total Assets	$2,676,534	$2,727,249

LIABILITIES
Deposits:
Noninterest bearing deposits	$221,027	$206,501
Interest bearing deposits	1,646,210	1,769,291

Total deposits	1,867,237	1,975,792
Short-term borrowings	52,925	56,413
Other borrowings	409,941	344,853
Subordinated note	20,619	20,619
Accrued taxes, expenses and other liabilities	23,786	26,749

Total Liabilities	2,374,508	2,424,426

SHAREHOLDERS’ EQUITY
Common stock ($1.00 stated value, 100,000,000 shares authorized and 22,123,069 shares issued)	22,123	22,123
Additional paid-in capital	223,200	223,613
Retained earnings	74,654	74,993
Stock held by deferred compensation plan, 119,274 and 118,616 shares at cost	(2,039)	(2,016)
Treasury stock, 327,256 and 440,276 shares at cost	(9,282)	(11,515)
Accumulated other comprehensive loss	(6,630)	(4,375)

Total Shareholders’ Equity	302,026	302,823

Total Liabilities and Shareholders’ Equity	$2,676,534	$2,727,249

See Notes to the Consolidated Financial Statements

Unizan Financial Corp.

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited) (In thousands except per share data)	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Interest income:
Interest and fees on loans:
Taxable	$27,537	$29,865	$55,179	$61,220
Tax exempt	36	41	68	83
Interest and dividends on securities
Taxable	3,765	5,895	7,886	11,411
Tax exempt	504	499	980	917
Interest on bank deposits and federal funds sold	13	145	21	154

Total interest income	31,855	36,445	64,134	73,785

Interest expense:
Interest on deposits	8,816	11,621	17,966	22,672
Interest on subordinated note	504	—	1,009	—
Interest on company obligated mandatorily redeemable trust preferred	—	504	—	1,009
Interest on borrowings	3,862	4,303	7,694	8,796

Total interest expense	13,182	16,428	26,669	32,477

Net interest income	18,673	20,017	37,465	41,308
Provision for loan losses	2,950	1,046	3,950	2,315

Net interest income after provision for loan losses	15,723	18,971	33,515	38,993

Other income:
Trust, financial planning, brokerage and insurance sales	2,050	2,101	4,003	3,813
Customer service fees	1,848	1,708	3,692	3,261
Gains on sale of loans	686	2,206	1,931	4,336
Security gains, net	181	454	252	454
Other operating income	2,419	1,215	4,320	2,772

Total other income	7,184	7,684	14,198	14,636

Other expenses:
Salaries, wages, pension and benefits	10,494	9,482	23,268	18,414
Occupancy expense	795	849	1,662	1,760
Furniture, equipment and data processing expense	1,520	1,519	2,958	2,947
Taxes other than income taxes	610	525	1,240	1,042
Other intangible amortization expense	811	846	1,636	1,704
Other operating expense	4,304	3,579	9,184	7,643

Total other expenses	18,534	16,800	39,948	33,510

Income before income taxes	4,373	9,855	7,765	20,119
Provision for income taxes	1,242	3,074	2,222	6,302

Net income	$3,131	$6,781	$5,543	$13,817

Earnings per share:
Basic	$0.14	$0.31	$0.25	$0.64
Diluted	$0.14	$0.30	$0.25	$0.62

Dividends per share	$0.135	$0.135	$0.27	$0.27

Weighted average shares outstanding:
Basic	21,771,251	21,615,036	21,752,270	21,722,609
Diluted	21,989,444	22,459,500	21,980,896	22,374,572

See Notes to the Consolidated Financial Statements

Unizan Financial Corp.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited) (In thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Net Income	$3,131	$6,781	$5,543	$13,817

Unrealized holding losses on available-for-sale securities	(7,808)	(3,381)	(4,278)	(3,691)
Reclassification adjustment for gains on securities included in net income	(181)	(454)	(252)	(454)

Net	(7,989)	(3,835)	(4,530)	(4,145)

Unrealized gains/(losses) on cash flow hedges	905	(595)	230	(793)
Reclassification adjustment for losses on cash flow hedges included in net income	416	428	831	782

Net	1,321	(167)	1,061	(11)

Total	(6,668)	(4,002)	(3,469)	(4,156)
Tax benefit	2,334	1,401	1,214	1,455

Other comprehensive loss, net of tax	(4,334)	(2,601)	(2,255)	(2,701)

Comprehensive income/(loss)	$(1,203)	$4,180	$3,288	$11,116

See Notes to the Consolidated Financial Statements

Unizan Financial Corp.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited) (In thousands)	Six months ended June 30,
	2004	2003
Cash flows from operating activities:
Net income	$5,543	$13,817
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	4,659	(686)
Provision for loan losses	3,950	2,315
Net securities gains	(252)	(454)
Loans originated for resale	(38,589)	(174,226)
Proceeds from sale of loan originations	40,822	184,409
Gains from sale of loans originated for sale	(1,672)	(3,480)
Federal Home Loan Bank stock dividend	(694)	(664)
Net increase in bank owned life insurance	(1,248)	(1,163)
Changes in:
Interest receivable	968	1,921
Interest payable	(763)	(588)
Other assets and liabilities, net	1,305	(11,304)

Net cash from operating activities	14,029	9,897

Cash flows from investing activities:
Net change in interest bearing deposits with banks	(3,504)	835
Net change in federal funds sold	—	6,650
Proceeds from sales of securities available-for-sale	39,305	48,354
Proceeds from maturities of securities held-to-maturity	579	1,351
Proceeds from maturities of securities available-for-sale	50,657	125,896
Purchases of securities available-for-sale	(30,191)	(230,288)
Net increase in loans made to customers	(2,308)	(49,809)
Gains from sale of residential real estate loans from portfolio	(259)	(856)
Proceeds from sale of loans	7,341	24,372
Purchases of premises and equipment	(174)	(1,533)

Net cash from investing activities	61,446	(75,028)

Cash flows from financing activities:
Net change in deposits	(108,555)	133,635
Cash dividends paid	(5,872)	(5,835)
Treasury stock sales	12,787	4,376
Treasury stock purchases	(10,977)	(14,257)
Net change in stock held in deferred compensation plan	(23)	(495)
Net change in short-term borrowings	(3,488)	8,830
Net change in Federal Home Loan Bank overnight borrowings	36,585	(30,750)
Proceeds from other borrowings	54,585	51,385
Repayment of other borrowings	(25,964)	(76,318)

Net cash from financing activities	(50,922)	70,571

Net change in cash and cash equivalents	24,553	5,440

Cash and cash equivalents at beginning of year	56,558	70,082

Cash and cash equivalents at end of period	$81,111	$75,522

Supplemental cash flow disclosures:
Income taxes paid	$1,650	$6,260
Interest paid	27,410	33,065
Non cash transfers:
Transfer of loans to other assets owned	3,507	1,243

See the Notes to the Consolidated Financial Statements

UNIZAN FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2004 (Unaudited)

(In thousands, except per share data)

The consolidated financial statements for interim periods are unaudited; however, in the opinion of management of Unizan Financial Corp. (“Company”), the accompanying consolidated financial statements contain all material adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position and results of operations and cash flows for the periods presented. The unaudited financial statements are presented in accordance with the requirements of Form 10-Q and do not include all disclosures normally required by accounting principles generally accepted in the United States of America. Reference should be made to the Company’s consolidated financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2003 for additional disclosures, including a summary of the Company’s accounting policies. The results of operations for the three and six month periods ended June 30, 2004 are not necessarily indicative of the results to be expected for the full year.

1)	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Basis of Presentation: The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany transactions and accounts have been eliminated in consolidation. Unless otherwise indicated, dollars are in thousands except per share data.

Accounting Pronouncements: In December 2003, the FASB revised FIN No. 46, “Consolidation of Variable Interest Entities.” FIN 46, as revised in December 2003, changes the accounting model for consolidation from one based on consideration of control through voting interests. Whether to consolidate an entity will now also consider whether an entity has sufficient equity at risk to enable it to operate without additional financial support, whether the equity owners in that entity lack the obligation to absorb expected losses and the right to receive residual returns at the entity, or whether voting rights in the entity are not proportional to the equity interest and substantially all the entity’s activities are conducted for an investor with few voting rights. As of December 31, 2003, the Company applied the provisions of FIN 46 to a wholly-owned subsidiary trust that issued capital securities to third-party investors. The application of FIN 46 resulted in the deconsolidation of the wholly-owned subsidiary trust. As a result, amounts previously reported as “company obligated mandatorily redeemable trust preferred” in liabilities have been recaptioned “subordinated note” and continue to be presented in liabilities on the balance sheet. The deconsolidation of the Trust increased the Company’s balance sheet by $619, the difference representing the Company’s ownership in the Trust. The adoption of FIN 46 did not have a material impact on the Company’s consolidated financial condition or results of operations.

Stock Incentive Plan: Employee compensation expense under stock options is reported using the intrinsic value method. All options granted had an exercise price equal to or greater than the market price of the underlying common stock at the date of grant. Any tax benefit realized by the Company from the exercise of non-qualified stock options is added to paid-in-capital. During the first six months of 2004, salary expense of $5,065 was recognized in relation to the exercise of certain stock options as a result of the settlement of options for cash or with shares held for less than six months. The following table illustrates the effect on net income and earnings per share if expense was measured using the fair value method of SFAS No. 123, Accounting for Stock-Based Compensation:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Net income, as reported	$3,131	$6,781	$5,543	$13,817
Deduct: Stock based compensation expense determined under fair value based method	—	98	15	162

Pro forma net income	$3,131	$6,683	$5,528	$13,655
Earnings per share, as reported:
Basic	$0.14	$0.31	$0.25	$0.64
Diluted	$0.14	$0.30	$0.25	$0.62
Pro forma earnings per share:
Basic	$0.14	$0.31	$0.25	$0.63
Diluted	$0.14	$0.30	$0.25	$0.61

For purposes of providing the pro forma disclosures required under SFAS No. 123, the fair value of the stock options granted were estimated at the date of grant using a Black-Scholes option pricing model. The weighted average assumptions used in the option pricing model were as follows:

	2004	2003
Nonqualified Stock Options – Immediate Vesting
Risk-free interest rate	1.02%	1.96%
Expected dividend yield	2.90%	3.07%
Expected option life (years)	0.67	3.0
Expected volatility	16.00%	31.00%

Nonqualified Stock Options – Delayed Vesting
Risk-free interest rate	N/A	3.15%
Expected dividend yield	N/A	2.60%
Expected option life (years)	N/A	6.0
Expected volatility	N/A	22.00%

2)	PENDING MERGER

On January 27, 2004, Huntington Bancshares Incorporated (“Huntington”), a $31 billion regional bank holding company headquartered in Columbus, Ohio, and Unizan Financial Corp. announced the signing of a definitive agreement to merge the two organizations and their subsidiaries. Under terms of the agreement, Unizan shareholders will receive 1.1424 shares of Huntington common stock, on a tax-free basis, for each share of Unizan. Based on the $23.10 closing price of Huntington’s common stock on January 26, 2004, this represents a price of $26.39 per Unizan share, a 15% premium to Unizan’s per share closing price of $22.95, and values the transaction at approximately $587 million. Unizan shareholders approved the merger on May 25, 2004. As reported on June 16, 2004, the Federal Reserve Board has informed Huntington that it has extended its review period to coordinate further with the staff of the Securities and Exchange Commission (“SEC”) regarding the SEC’s ongoing formal investigation of Huntington and to complete its review of the Community Reinvestment Act aspects of the merger. Huntington and Unizan are ready to close the merger, subject to the receipt of all necessary regulatory approvals.

3)	COMPUTATION OF EARNINGS PER SHARE

The computation of earnings per share follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Weighted average common shares outstanding – basic	21,771	21,615	21,752	21,723
Dilutive effect due to stock incentive plans	218	845	229	652

Weighted average common shares outstanding adjusted for dilutive common stock equivalents	21,989	22,460	21,981	22,375

Net income	$3,131	$6,781	$5,543	$13,817

Basic earnings per share	$0.14	$0.31	$0.25	$0.64

Diluted earnings per share	$0.14	$0.30	$0.25	$0.62

Stock options for 36,026 and 734,069 shares of common stock were not considered in computing diluted earnings per common share for June 30, 2004 and 2003, respectively, because they were antidilutive.

4)	SECURITIES

The amortized cost and fair value of available-for-sale securities were as follows:

	June 30, 2004
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities available-for-sale:
U.S. Treasury securities	$1,009	$—	$(31)	$978
Obligations of states and political subdivisions	44,337	724	(483)	44,578
Corporate obligations	1,592	—	—	1,592
Mortgage-backed and related securities	348,414	684	(6,856)	342,242
Other debt securities	266	—	(6)	260
Other securities	18,245	48	(2,185)	16,108

Total securities available-for-sale	$413,863	$1,456	$(9,561)	$405,758

	December 31, 2003
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities available-for-sale:
U.S. Treasury securities	$1,000	$7	$—	$1,007
Obligations of states and political subdivisions	46,222	1,627	(36)	47,813
Corporate obligations	42,241	794	(1,684)	41,351
Mortgage-backed and related securities	367,272	1,205	(3,735)	364,742
Other debt securities	314	—	(4)	310
Other securities	18,301	39	(1,788)	16,552

Total securities available-for-sale	$475,350	$3,672	$(7,247)	$471,775

Securities with unrealized losses at June 30, 2004 not recognized in income were as follows:

	Less than 12 months		12 months or longer		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury securities	$1,009	$(31)	—	—	$1,009	$(31)
Obligations of state and political subdivisions	19,161	(352)	$2,726	$(131)	21,887	(483)
Mortgage-backed and related securities	236,271	(4,432)	89,143	(2,424)	325,414	(6,856)
Other debt securities	—	—	266	(6)	266	(6)

Subtotal, debt securities	256,441	(4,815)	92,135	(2,561)	348,576	(7,376)
Common stock	360	(39)	185	(61)	545	(100)
Preferred stock	—	—	8,415	(2,085)	8,415	(2,085)

Total temporarily impaired securities	$256,801	$(4,854)	$100,735	$(4,707)	$357,536	$(9,561)

Management believes the unrealized losses on these securities are temporary in nature.

5)	LOANS

Loans were comprised of the following:

	June 30, 2004	December 31, 2003
Commercial, financial and agricultural	$269,219	$261,167
Commercial real estate	646,900	658,699
Aircraft	126,824	133,277
Residential real estate	446,738	450,398
Consumer	469,236	464,943

Total loans	$1,958,917	$1,968,484

Impaired loans were as follows:

	June 30, 2004	December 31, 2003
Loans with no allowance for loan losses allocated	$6,202	$2,630
Loans with allowance for loan losses allocated	4,689	4,846
Amount of allowance allocated	2,340	2,402

Non-performing loans were as follows:

	June 30, 2004	December 31, 2003
Loans past due over 90 days and still accruing	$5,612	$5,333
Nonaccrual loans	22,173	20,566

Restructured loans consisted of one loan that was restructured in May 1999, with an outstanding principal balance of $2,496 and $2,565 at June 30, 2004 and December 31, 2003, respectively. This loan is performing in accordance with its restructured terms.

6)	ALLOWANCE FOR LOAN LOSSES:

An analysis of activity in the allowance for loan losses follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Balance at beginning of period	$24,611	$25,281	$24,611	$25,271
Provision charged to expense	2,950	1,046	3,950	2,315
Loans charged off	(3,372)	(1,995)	(5,055)	(3,718)
Recoveries on loans previously charged off	733	585	1,416	1,049

Balance at end of period	$24,922	$24,917	$24,922	$24,917

7)	OTHER BORROWINGS:

Federal Home Loan Bank (FHLB) advances and other borrowings were as follows:

	June 30, 2004		December 31, 2003
	Amount	Average Rate	Amount	Average Rate
FHLB advances	$329,273	3.77%	$268,721	5.57%
Term repurchase agreements	45,000	5.69	45,000	5.44
Line of credit with financial institution	20,000	1.95	15,500	2.03
Term debt with a financial institution	15,000	3.75	15,000	3.61
Capital leases	433	6.12	482	4.35
Subordinated term notes	235	3.28	150	2.61

	$409,941		$344,853

Pursuant to collateral agreements with the FHLB, advances are secured by FHLB stock and qualifying first mortgage loans. At June 30, 2004, FHLB advances outstanding were comprised of the following:

Maturity	Interest Rate	Amount
Within 1 year	2.29%	$111,850
1 year thru 2 years	2.54	110,729
2 years thru 3 years	5.00	27,111
3 years thru 4 years	5.37	28,753
4 years thru 5 years	5.10	15,000
More than 5 years	3.87	35,830

Total		$329,273

FHLB advances must be secured by eligible collateral as specified by the FHLB. Accordingly, the Company has a blanket pledge of its one-to-four family residential mortgages, multi-family, commercial real estate and home equity loans held in the loan portfolio as collateral for the advances outstanding at June 30, 2004 with a required minimum ratio of collateral to advances of 135%. Also, the Company has an investment in FHLB stock of $35,410 at June 30, 2004 of which approximately $16,443 is pledged as collateral for outstanding advances. FHLB advances comprise a combination of fixed and variable rate advances. Variable rate advances can be paid off, in part or in full, on any interest reset date without penalty. Fixed rate advances are generally subject to early prepayment fees approximately equal to the present value of the lost cash flow to the FHLB.

The Company has a line of credit of $25,000 from a financial institution that is used for liquidity purposes and to facilitate additional investment in subsidiaries. The line of credit is secured by common stock of Unizan Bank, National Association. The total outstanding balance at June 30, 2004 was $20,000. The interest on each draw is variable and is priced off the Federal Funds Rate plus 0.85% per annum and is paid quarterly. Also, the Company has a term loan of $15,000 from a financial institution that was used to facilitate additional investment in subsidiaries. The term loan is also secured by common stock of Unizan Bank, National Association. The interest rate is variable and is priced off the LIBOR Rate plus 2.50% per annum and is paid quarterly. The debt matures on September 30, 2004.

At June 30, 2004, the Company had $45,000 in term repurchase agreements with Salomon Brothers, Inc. under which the Company sold mortgage-backed and related securities classified as available-for-sale with a fair value of $48,660 at June 30, 2004. The repurchase agreements had a weighted average maturity of 3.9 years at June 30, 2004. Also, such repurchase agreements are callable at the option of the counter-party. The securities are held at Salomon Brothers, Inc.

The Bank entered into two capital lease arrangements in order to finance the purchase of equipment. The aggregate outstanding balance of the leases as of June 30, 2004 was $433.

In 2003, Unizan Banc Financial Services, Inc. began offering subordinated term notes with maturity dates of one, two or three years from the date of issue in order to finance additional loan growth. The outstanding balance of the subordinated term notes as of June 30, 2004 was $235.

8)	STOCK INCENTIVE PLAN:

In 1987, the shareholders approved a Stock Option and Performance Unit Plan reserving 764,040 shares of common stock, adjusted for stock dividends and splits, for the granting of options to executive officers and other senior management personnel. Options are not exercisable for at least four years from the date of grant and are not fully exercisable until six years from the date of grant. The duration of the exercise period is ten years. In 1997, the shareholders approved a Stock Option Plan reserving 1,000,000 shares of common stock, adjusted for stock dividends and splits for the granting of options to directors and employees of the Corporation and its affiliates. In 2003, shareholders approved an amendment to the 1997 Stock Option Plan increasing the number of share authorized under the Plan by 1,800,000. Non-qualified stock options granted to directors are immediately exercisable. Stock options granted to employees of the Company and its affiliates are partially exercisable one year from the date of grant and become fully exercisable five years from grant date. The duration of the exercise period is ten years. In accordance with provisions of the Plan, upon shareholder approval of a change in control, as defined in the Plan, all options outstanding at the time of such change in control fully vested, became 100% exercisable and were eligible for cash surrender for 30 days following shareholder approval. As options are exercised, shareholders’ equity will be credited with the proceeds. The summary of stock option activity was as follows:

1987 Plan	Available for Grant	Exercised	Options Outstanding	Weighted Average Exercise Price	Range of Option Price per Share
Balance, January 1, 2003	—	528,046	226,470	8.35	6.00	15.00
Exercised	—	173,779	(173,779)	7.14	6.00	15.00

Balance, December 31, 2003	—	701,825	52,691	12.34	9.63	15.00
Exercised	—	42,263	(42,263)	12.42	9.63	15.00

June 30, 2004	—	744,088	10,428	12.03	9.63	15.00

1997 Plan	Available for Grant	Exercised	Options Outstanding	Weighted Average Exercise Price	Range of Option Price per Share
Balance, January 1, 2003	123,534	113,774	762,692	16.18	12.69	20.25
New shares authorized for grant	1,800,000	—	—
Granted	(256,351)	—	256,351	17.60	17.33	19.56
Forfeited	33,193	—	(33,193)	19.48	17.33	20.00
Exercised	—	53,040	(53,040)	16.08	12.83	20.00

Balance, December 31, 2003	1,700,376	166,814	932,810	16.46	12.69	20.25
Granted	(19,000)		19,000	26.37	26.37	26.37
Forfeited	3,667	—	(3,667)	17.33	17.33	17.33
Exercised	—	529,746	(529,746)	16.44	12.69	20.25

June 30, 2004	1,685,043	696,560	418,397	16.93	12.69	26.37

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

1997 BFOH Plan	Available for Grant	Exercised	Options Outstanding	Weighted Average Exercise Price	Range of Option Price per Share
Balance, January 1, 2003	—	157,918	641,279	$17.11	$10.06	$25.88
Forfeited	—	—	(16,902)	19.42	11.32	25.88
Exercised	—	54,918	(54,918)	16.39	11.32	20.13

Balance, December 31, 2003	—	212,836	569,459	17.20	10.06	25.88
Forfeited	—	—	(835)	24.44	21.56	25.88
Exercised	—	127,423	(127,423)	16.72	11.32	25.88

June 30, 2004	—	340,259	441,201	17.32	10.06	25.88

The weighted average remaining option life for outstanding options issued under the 1987 Stock Option Plan was 1.6 years, 6.8 years for outstanding options issued under the 1997 Stock Option Plan and 16.0 years for outstanding options issued under the 1997 BFOH Stock Option Plan. Upon the completion of the merger with Huntington, all option plans will be assumed by Huntington and outstanding options will be converted to Huntington options at the exchange ratio of 1.1424.

For options granted during 2004 and 2003, the weighted-average fair values at the grant dates are as follows:

	2004	2003
Nonqualified Stock Options- Immediate Vesting
Exercise Price	$26.37	$19.56
Fair Value	$1.20	$3.54
Nonqualified Stock Options- Delayed Vesting
Exercise Price	N/A	$17.33
Fair Value	N/A	$3.34

9)	SEGMENT REPORTING:

The Company manages and operates two major lines of businesses: community banking and investment and funds management. Community banking includes lending and related services to businesses and consumers, mortgage banking, and deposit gathering. Investment and funds management includes trust and investment services and retail sales of brokerage and insurance products. These business lines are identified by the entities through which the product or service is delivered.

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

Three months ended June 30, 2004:	Community Banking	Investment and Funds Management	Parent and Other	Total
Net interest income (expense)	$19,365	$6	$(698)	$18,673
Provision for loan losses	2,950	—	—	2,950
Non-interest income	5,134	2,050	—	7,184
Non-interest expense	15,542	1,819	1,173	18,534
Income tax expense (benefit)	1,856	82	(696)	1,242

Net income (loss)	$4,151	$155	$(1,175)	$3,131

Three months ended June 30, 2003:	Community Banking	Investment and Funds Management	Parent and Other	Total
Net interest income (expense)	$20,543	$9	$(535)	$20,017
Provision for loan losses	1,046	—	—	1,046
Non-interest income	5,581	2,103	—	7,684
Non-interest expense	15,268	1,187	345	16,800
Income tax expense (benefit)	3,066	316	(308)	3,074

Net income (loss)	$6,744	$609	$(572)	$6,781

Six months ended June 30, 2004:	Community Banking	Investment and Funds Management	Parent and Other	Total
Net interest income (expense)	$38,842	$10	$(1,387)	$37,465
Provision for loan losses	3,950	—	—	3,950
Non-interest income	10,192	4,006	—	14,198
Non-interest expense	32,249	3,279	4,420	39,948
Income tax expense (benefit)	4,204	254	(2,236)	2,222

Net income (loss)	$8,631	$483	$(3,571)	$5,543

Six months ended June 30, 2003:	Community Banking	Investment and Funds Management	Parent and Other	Total
Net interest income (expense)	$42,366	$15	$(1,073)	$41,308
Provision for loan losses	2,315	—	—	2,315
Non-interest income	10,821	3,815	—	14,636
Non-interest expense	30,218	2,552	740	33,510
Income tax expense (benefit)	6,471	466	(635)	6,302

Net income (loss)	$14,183	$812	$(1,178)	$13,817

10)	LEGAL MATTERS:

In February of 2004, a lawsuit was filed by two of the Company’s shareholders in the Common Pleas Court of Stark County, Ohio against the Company, its directors and certain of its executive officers alleging breach of fiduciary duty in evaluating and approving the agreement to merge the Company with Huntington. The plaintiffs requested the court to grant them class action status to bring the case on behalf of all shareholders. Among other things, the lawsuit sought to prevent the Company from merging with Huntington and requested unspecified monetary damages. In April of 2004, the defendants filed a motion to dismiss the lawsuit, which was granted in May of 2004. The time in which the plaintiffs could appeal the dismissal has expired.

ITEM 2:

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

UNIZAN FINANCIAL CORP.

For a comprehensive understanding of the Company’s financial condition and performance, this discussion should be considered in conjunction with the Company’s Consolidated Financial Statements, accompanying notes, and other information contained elsewhere herein.

This discussion contains forward-looking statements defined in the Private Securities Litigation Reform Act of 1995 that involves risks and uncertainties. Although the Company believes that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate, and therefore, there can be no assurance that the forward-looking statements included herein will prove to be accurate. Factors that could cause actual results to differ from the results discussed in the forward-looking statements include, but are not limited to: an extended delay in the closing of the merger with Huntington could cause difficulty in retaining and attracting new employees, retaining existing customers and obtaining new customers; economic conditions (both generally and more specifically in the markets in which the Company and its subsidiaries operate); competition for the Company’s customers from other providers of financial services; government legislation and regulation (which changes from time to time and over which the Company has no control); changes in interest rates; pre-payments of loans and securities; material unforeseen changes in the liquidity, results of operations, or financial position of the Company’s customers, all of which are difficult to predict and many of which are beyond the control of the Company.

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

Unizan Financial Corp.

Average Balance Sheet and Related Yields

	Three Months Ended June 30,						Six Months Ended June 30,
	2004			2003			2004			2003
(dollars in thousands)	Average Balance	Income/ Expense	Rate (1)	Average Balance	Income/ Expense	Rate (1)	Average Balance	Income/ Expense	Rate (1)	Average Balance	Income/ Expense	Rate (1)
Interest-earning assets

Interest bearing deposits and federal funds sold	$6,070	$13	0.86%	$47,068	$145	1.24%	$5,233	$21	0.81%	$25,204	$154	1.23%
Securities	499,151	4,541	3.66	547,615	6,663	4.88	504,989	9,394	3.74	530,276	12,823	4.88
Total loans (2)	1,964,587	27,587	5.65	1,958,958	29,925	6.13	1,967,838	55,274	5.65	1,956,546	61,338	6.32

Total interest-earning assets (3)	2,469,808	32,141	5.23	2,553,641	36,733	5.77	2,478,060	64,689	5.25	2,512,026	74,315	5.97

Nonearning assets:

Cash and due from banks	59,132			60,117			58,242			59,301
Other nonearning assets	208,677			214,109			209,261			214,074
Allowance for loan losses	(24,411)			(25,140)			(24,517)			(25,210)

Total assets	$2,713,206			$2,802,727			$2,721,046			$2,760,191

Interest bearing liabilities:

Demand deposits	$246,903	$320	0.52%	$294,871	$780	1.06%	$252,599	$689	0.55%	$282,244	$1,333	0.95%
Savings deposits	504,393	1,201	0.96	512,861	1,591	1.24	518,118	2,497	0.97	469,402	2,623	1.13
Time deposits	919,995	7,295	3.19	1,075,683	9,250	3.45	937,930	14,780	3.17	1,060,125	18,716	3.56
Subordinated note (4)	20,619	504	9.83	—	—	—	20,619	1,009	9.84	—	—	—
Company obligated mandatorily redeemable trust preferred (4)	—	—	—	20,000	504	10.11	—	—	—	20,000	1,009	10.17
Other borrowings	466,646	3,862	3.33	365,709	4,303	4.72	444,820	7,694	3.48	400,533	8,796	4.43

Total interest bearing liabilities	2,158,556	13,182	2.46	2,269,124	16,428	2.90	2,174,086	26,669	2.47	2,232,304	32,477	2.93

Noninterest bearing liabilities:

Demand deposits	224,644			193,991			216,674			188,155
Other liabilities	24,104			37,547			24,271			37,694
Shareholders’ equity	305,902			302,065			306,015			302,038

Total liabilities and equity	$2,713,206			$2,802,727			$2,721,046			$2,760,191

Net interest income and interest rate spread (3)		$18,959	2.77%		$20,305	2.87%		$38,020	2.78%		$41,838	3.04%

Net interest margin (5)			3.09%			3.19%			3.09%			3.36%

(1)	Calculated on an annualized basis.
(2)	Loan fees are included in interest income on loans.
(3)	Interest income is computed on a fully tax equivalent (FTE) basis, using a tax rate of 35%.
(4)	As of December 31, 2003, based on new accounting guidance issued under FASB Interpretation No. 46, the amounts previously reported as “company obligated mandatorily redeemable trust preferred” have been recaptioned “subordinated note”. The deconsolidation of the Trust increased the Company’s balance sheet by $619, the difference representing the Company’s common ownership in the Trust.
(5)	The net interest margin represents net interest income as a percentage of average interest-earning assets.

Comparison of Operating Results For The Three Months Ended June 30, 2004 and 2003

Net Income. Net income for the second quarter of 2004 was $3,131, or $0.14 per diluted share. This compares with net income of $6,781, or $0.30 per diluted share for the second quarter of 2003. During the second quarter of 2004, salary expense of $1,427 pre-tax, or $928 after-tax, was recognized in relation to the exercise of certain stock options and $823 pre-tax, or $577 after-tax, of expense was recognized for merger-related professional fees and severance accrual. The salary charge and merger-related expenses impacted net income by $0.07 per diluted share for the second quarter of 2004. During the second quarter of 2004, net interest income decreased by 6.7% and non-interest income, excluding security gains, decreased by 3.1%, as compared to the same period in 2003. The net interest margin decreased to 3.09% for the second quarter of 2004, compared to 3.19% for the same period in 2003. The decrease in the net interest margin was primarily due to the yields on interest-earning assets declining faster than the cost of interest-bearing liabilities. The Company’s return on average assets and return on average equity were 0.46% and 4.12%, respectively, in the second quarter of 2004, compared to 0.97% and 9.00%, respectively, for the second quarter of 2003.

Interest Income. Total interest income decreased 12.6% to $31,855 for the three months ended June 30, 2004, compared to $36,445 for the second quarter of 2003. During the second quarter of 2004, the yield on interest-earning assets declined by 54 basis points from the same period in 2003. The Company’s yield on average loans was 5.65% for the three months ended June 30, 2004 and 6.13% for the comparable year ago period. The decrease in the yield on loans was primarily impacted by sustained lower market rates throughout 2003 and the first six months of 2004. As a result, a large portion of the loan portfolio automatically repriced or borrowers chose to refinance to lower rates.

Yields on the securities portfolio decreased from 4.88% during the second quarter of 2003 to 3.66% during the second quarter of 2004. The decrease in the yield on securities was also primarily impacted by sustained lower market rates throughout 2003 and the first six months of 2004. During 2003, the securities portfolio experienced significant pre-payments on collateralized mortgage obligations and mortgage backed securities resulting in more cash flows being reinvested at lower market rates.

Interest Expense. Total interest expense decreased 19.8% to $13,182 for the three months ended June 30, 2004, compared to $16,428 for the three months ended June 30, 2003. The Company’s cost of interest-bearing liabilities decreased to 2.46% in the three months ended June 30, 2004 compared to 2.90% in the same period of 2003. The decrease in the cost of funds was primarily from lower market rates affecting the rates paid on all deposit products and the cost of borrowings. Based on the current trends in market rates, the Company will have limited opportunities to further decrease rates on deposits. As market rates trend upward, the Company could profit from assets repricing more quickly than liabilities.

Provision for Loan Losses. The provision for loan losses is the expense necessary to maintain an allowance for loan losses at an appropriate level to absorb management’s estimate of probable losses incurred in the loan portfolio. The evaluation of the allowance for loan losses takes into consideration such factors as current period net charge-offs that are charged against the allowance and a review of general economic conditions and uncertainties. The provision for loan losses was $2,950 for the three months ended June 30, 2004, compared to $1,046 in the second quarter of 2003. This increase was mainly due to an increase in net charge-offs for the three months ended June 30, 2004 to $2,639 compared to net charge-offs of $1,410 for the same period in 2003. Charge-offs were made in accordance with the Company’s standard policy and, for the three months ended June 30, 2004, net charge-offs were mainly comprised of $425 of commercial loans, $712 of commercial real estate loans, $548 of aircraft loans and $834 of consumer loans. The charge-offs within aircraft were isolated to two borrowers and $550 of the charge-offs within commercial real estate were related to a single borrower. The provision for loan losses was considered sufficient by management for maintaining an appropriate allowance for loan losses. Additional information regarding the allowance for loan losses and non-performing assets is included in the section captioned “Asset Quality”.

Management analyzes the appropriateness of the allowance for loan losses regularly through reviews of historical loan loss experience, the nature and volume of the portfolio, information about specific borrower situations and estimated collateral values, economic conditions, and other factors. The allowance for loan losses is a material estimate that is particularly susceptible to significant changes in the near term and is established through a provision for loan losses based on management’s evaluation of the risk in the Company’s loan portfolio and the general economy. Loan losses are charged against the allowance when the uncollectibility of a loan balance is confirmed. Management believes that the allowance for loan losses was appropriate at June 30, 2004.

Non-Interest Income. Total non-interest income decreased by $500, to $7,184 for the three months ended June 30, 2004, compared to $7,684 for the three months ended June 30, 2003.

Customer service fees, representing service charges on deposits and fees for other banking services, increased by $140, or 8.2%, to $1,848 in the second quarter of 2004 from $1,708 in the second quarter of 2003. The increase was mainly attributed to increased activity and charges within demand deposit accounts.

Gains on sales of loans totaled $686 for the second quarter of 2004 compared to $2,206 for the same period in 2003. During the second quarter of 2004, the Company sold $4,444 of the guaranteed portion of its SBA (“Small Business Association”) and other government guaranteed loan originations in the secondary market compared to $5,284 during the second quarter of 2003, realizing gains of $480 in 2004 and $791 in 2003. Second quarter 2004 gains from the sale of the guaranteed portion of SBA loans was impacted by the temporary suspension and limitation placed on the 7(a) loan program during the first quarter of 2004. Also, in the second quarter of 2004, the Company sold $15,926 of residential loans originated for sale compared to $118,107 during the same period in 2003, realizing gains of $206 in 2004 and $1,415 in 2003. In 2003, residential loan sale activity had been impacted by an increase in origination volumes in the favorable interest rate environment. However, due to the recent increase in rates, the trend of mortgage refinancing has slowed. As a result, fees associated with the mortgage related business have declined as refinancing activity slowed.

The Company intends to continue to place emphasis on its small business lending activities. The nature of the political climate in Washington, D.C. may periodically subject many existing government programs to much scrutiny and possible cutbacks. At the beginning of the first quarter of 2004 the SBA released a policy notice reducing the maximum loan size of regular 7(a) loans to $750 from $2,000. On April 5, 2004, legislation was signed into law, which extends programs under the Small Business Act. This law lifts the 7(a) loan cap from $750 to gross amount of $2,000 and increases the loan guaranty limit from $1,000 to $1,500. Several changes to the fee structure were also enacted. Management believes that any future cutbacks could negatively affect the Company’s activities in the SBA lending programs as well as the planned expansion of such activities.

Net security gains in the second quarter of 2004 were $181 compared to $454 in the second quarter of 2003. The gains in the second quarter of 2004 related to the sale of the Company’s $40,000 trust preferred securities portfolio as the Company decided not to hold trust preferred securities as an investment in order to reduce its credit exposure.

Other income increased by $1,204, or 99.1%, to $2,419 for the second quarter of 2004 from $1,215 in the second quarter of 2003. The increase in other operating income was mainly attributed to a recovery in previously recognized impairment charges on the mortgage servicing right (“MSR”) portfolio. During the second quarter of 2004, a recovery of $314 of previously recognized impairment charges was recognized compared with a $733 impairment charge that was recognized in the second quarter of 2003 as a reduction to servicing income. The value of the MSR portfolio is analyzed quarterly by considering critical assumptions for pre-payment speeds, the targeted investor yield to a buyer of MSRs, and float on escrows. Market interest rates are an external factor that can have a material influence on this valuation process, as interest rates influence pre-payment speeds and targeted investor yield. Management believes that the estimated aggregate fair value of the MSRs was fairly stated at June 30, 2004. Future impairment could be realized if pre-payment speeds increase beyond the assumption rates. If rates continue to rise and pre-payment activity slows, the value of the servicing rights should be positively impacted.

Non-Interest Expense. Total non-interest expense increased $1,734 to $18,534 in the three months ended June 30, 2004, compared to $16,800 in the three months ended June 30, 2003. Excluding the salary expense of $1,427 recognized in relation to the exercise of certain stock options and $823 of expense recognized for merger-related professional fees and severance accrual, total non-interest expense decreased $516, or 3.1%.

Including salary expense of $1,427 recognized in relation to the exercise of certain stock options and $425 merger-related severance accrual, salaries and employee benefits increased to $10,494 for the three months ended June 30, 2004 compared to $9,482 for the same period in 2003. The $1,427 of salary expense was recognized as a result of the settlement of options for cash or with shares held for less than six months. Excluding the $1,427 option expense and the $425 merger-related severance accrual, salaries and employee benefits decreased to $8,642 and represented approximately 48.8% of total operating expenses (non-interest expense less amortization of intangibles) for the three months ended June 30, 2004 compared to $9,482, or 59.4% of total operating expenses in the second quarter of 2003. The second quarter of 2003 includes $1,232 of expense that was recognized for the termination of the defined benefit plan.

Taxes, other than income taxes, for the quarter ended June 30, 2004 were $610 compared with $525 in the second quarter 2003. The increase in franchise tax expense was mainly due to higher capital levels within the Company’s Bank subsidiary.

Other non-interest expenses increased $763, to $5,252 during the second quarter of 2004 compared to $4,489 in the second quarter of 2003. The increase was mainly due to $398 of expense that was recognized in the second quarter of 2004 for merger-related professional fees.

Provision for Income Taxes. The Company’s provision for federal income taxes was $1,242, or 28.4% of pre-tax income, for the three months ended June 30, 2004 compared to $3,074, or 31.2% of pre-tax income, for the same period in 2003. The effective tax rate differed from the federal statutory rate principally as a result of tax-exempt income from obligations of states and political subdivisions, loans and earnings on bank owned life insurance. The Company’s effective tax rate for the second quarter of 2004 was also impacted by tax-exempt income being a larger portion of pre-tax income which had the effective of reducing the effective tax rate from the same period in 2003.

Comparison of Operating Results For The Six Months Ended June 30, 2004 and 2003

Net Income. Net income for the six months ended June 30, 2004 was $5,543, or $0.25 per diluted share. This compares with net income of $13,817, or $0.62 per diluted share for the same period in 2003. During the first six months of 2004, salary expense of $5,065 pre-tax, or $3,292 after-tax, was recognized in relation to the exercise of certain stock options and $2,026 pre-tax, or $1,521 after-tax, of expense was recognized for merger-related professional fees and severance accrual. The salary charge and merger-related expenses impacted net income by $0.22 per diluted share for the first six months of 2004. During the first six months of 2004, net interest income decreased by 9.3% and non-interest income decreased by 3.0%, as compared to the same period in 2003. The net interest margin decreased to 3.09% for the first six months of 2004, compared to 3.36% for the same period in 2003. The decrease in the net interest margin was primarily due to the yields on interest-earning assets declining faster than the cost of interest-bearing liabilities. The Company’s return on average assets and return on average equity were 0.41% and 3.64%, respectively, for the six months ended June 30, 2004, compared to 1.01% and 9.23%, respectively, for the same period in 2003.

Interest Income. Total interest income decreased 13.1% to $64,134 for the six months ended June 30, 2004, compared to $73,785 for the same period in 2003. During the first six months of 2004, the yield on interest-earning assets declined by 72 basis points from the same period in 2003. The Company’s yield on average loans was 5.65% for the six months ended June 30, 2004 and 6.32% for the comparable year ago period. The decrease in the yield on loans was primarily impacted by sustained lower market rates throughout 2003 and the first six months of 2004. As a result, a large portion of the loan portfolio automatically repriced or borrowers chose to refinance to lower rates.

Yields on the securities portfolio decreased from 4.88% during the first six months of 2003 to 3.74% during the same period in 2004. The decrease in the yield on securities was also primarily impacted by sustained lower market rates throughout 2003 and the first six months of 2004. During 2003, the securities portfolio experienced significant pre-payments on collateralized mortgage obligations and mortgage backed securities resulting in more cash flows being reinvested at lower market rates.

Interest Expense. Total interest expense decreased 17.9% to $26,669 for the six months ended June 30, 2004, compared to $32,477 for the six months ended June 30, 2003. The Company’s cost of interest-bearing liabilities decreased to 2.47% in the six months ended June 30, 2004 compared to 2.93% in the same period of 2003. The decrease in the cost of funds was primarily from lower market rates affecting the rates paid on all deposit products and the cost of borrowings. Based on the current trends in market rates, the Company will have limited opportunities to further decrease rates on deposits.

Provision for Loan Losses. The provision for loan losses is the expense necessary to maintain an allowance for loan losses at an appropriate level to absorb management’s estimate of probable losses incurred in the loan portfolio. The evaluation of the allowance for loan losses takes into consideration such factors as current period net charge-offs that are charged against the allowance and a review of general economic conditions and uncertainties. The provision for loan losses was $3,950 for the six months ended June 30, 2004, compared to $2,315 in the same period of 2003. This increase was mainly due to an increase in net charge-offs for the six months ended June 30, 2004 to $3,639 compared to net charge-offs of $2,669 for the same period in 2003. Charge-offs were made in accordance with the Company’s standard policy and, for the six months ended June 30, 2004, occurred primarily in the commercial, commercial real estate, aircraft, SBA and consumer loan portfolios. The provision for loan losses was considered sufficient by management for maintaining an appropriate allowance for loan losses. Additional information regarding the allowance for loan losses and non-performing assets is included in the section captioned “Asset Quality”.

Non-Interest Income. Total non-interest income decreased by $438, to $14,198 for the six months ended June 30, 2004, compared to $14,636 for the six months ended June 30, 2003.

Trust, brokerage and insurance sales income increased by $190, or 5.0%, to $4,003 for the six months ended June 30, 2004 from $3,813 in the same period of 2003. Brokerage and insurance sales revenue increased by $120 due to the hiring of additional brokers and due to more favorable market conditions.

Customer service fees, representing service charges on deposits and fees for other banking services, increased by $431, or 13.2%, to $3,692 in the first six months of 2004 from $3,261 in the same period of 2003. The increase was mainly attributed to increased activity and charges within demand deposit accounts.

Gains on sales of loans totaled $1,931 for the six months ended June 30, 2004 compared to $4,336 for the same period in 2003. During 2004, the Company sold $12,190 of the guaranteed portion of its SBA and other government guaranteed loan originations in the secondary market compared to $12,235 during the same period in 2003, realizing gains of $1,277 in 2004 and $1,551 in 2003. Also, in 2004, the Company sold $26,399 of residential loans originated for sale compared to $161,991 during the same period in 2003, realizing gains of $395 in 2004 and $1,929 in 2003. In addition, in 2004, the Company sold $7,082 of loans from the residential loan portfolio compared to $23,516 during the same period in 2003, realizing gains of $259 in 2004 and $856 in 2003. During the first quarter of 2004, $7,082 of construction loans that became eligible for sale upon conversion to permanent financing, were sold from the residential real estate loan portfolio as part of a strategy to manage the interest rate risk and the prepayment risk profile of the portfolio. In 2003, residential loan sale activity had been impacted by an increase in origination volumes in the favorable interest rate environment. However, due to the recent increase in rates, the trend of mortgage refinancing has slowed.

Other income increased by $1,613, or 17.1%, to $11,036 for the six months ended June 30, 2004 from $9,423 in the same period of 2003. The increase in other operating income was mainly attributed to a recovery in previously recognized impairment charges on the MSR portfolio. During the first six months of 2004, a recovery of $191 of previously recognized impairment charges was recognized compared with a $1,123 impairment charge that was recognized in the same period of 2003 as a reduction to servicing income. The value of the MSR portfolio is analyzed quarterly by considering critical assumptions for pre-payment speeds, the targeted investor yield to a buyer of MSRs, and float on escrows. Market interest rates are an external factor that can have a material influence on this valuation process, as interest rates influence pre-payment speeds and targeted investor yield. Management believes that the estimated aggregate fair value of the MSRs was fairly stated at June 30, 2004. Future impairment could be realized if pre-payment speeds increase beyond the assumption rates. If rates continue to rise and pre-payment activity slows, the value of the servicing rights should be positively impacted.

Non-Interest Expense. Total non-interest expense increased $6,438 to $39,948 in the six months ended June 30, 2004, compared to $33,510 in the six months ended June 30, 2003. Excluding the salary expense of $5,065 recognized in relation to the exercise of certain stock options and $2,026 of expense recognized for merger-related professional fees and severance accrual, total non-interest expense decreased $653, or 2.0%.

Including salary expense of $5,065 recognized in relation to the exercise of certain stock options and $425 merger-related severance accrual, salaries and employee benefits increased to $23,268 for the six months ended June 30, 2004 compared to $18,414 for the same period in 2003. The $5,065 of expense was recognized as a result of the settlement of options for cash or with shares held for less than six months. Excluding the $5,065 option expense and $425 merger-related severance accrual, salaries and employee benefits increased to $17,778 and represented approximately 46.4% of total operating expenses (non-interest expense less amortization of intangibles) for the six months ended June 30, 2004 compared to $18,414, or 57.9% of total operating expenses in the same period in 2003. The second quarter of 2003 includes $1,232 of expense that was recognized for the termination of the defined benefit plan.

Taxes, other than income taxes, for the six months ended June 30, 2004 were $1,240 compared with $1,042 for the same period in 2003. The increase in franchise tax expense was mainly due to higher capital levels within the Company’s Bank subsidiary.

Other non-interest expenses increased $1,613, to $11,036 during the first six months of 2004 compared to $9,423 in the same period of 2003. The increase was mainly due to $1,601 of expense that was recognized in 2004 for merger-related professional fees.

Provision for Income Taxes. The Company’s provision for federal income taxes was $2,222, or 28.6% of pre-tax income, for the six months ended June 30, 2004 compared to $6,302, or 31.3% for pre-tax income, for the same period in 2003. The effective tax rate differed from the federal statutory rate principally as a result of tax-exempt income from obligations of states and political subdivisions, loans and earnings on bank owned life insurance. The Company’s effective tax rate for the first six months of 2004 was also impacted by tax-exempt income being a larger portion of pre-tax income which had the effective of reducing the effective tax rate from the same period in 2003.

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

Failure to receive principal and interest payments when due on a loan results in efforts by the Company to restore such loan to current status. Loans are classified as non-accrual when, in the opinion of management, full collection of principal and accrued interest is in doubt. Continued unsuccessful collection efforts generally lead to initiation of foreclosure or other legal proceedings. Property acquired by the Company as a result of foreclosure, or by deed in lieu of foreclosure, is classified as “other assets owned” until such time as it is sold or otherwise disposed of. The Company owned $3,850 of such property at June 30, 2004 compared to $2,143 at December 31, 2003.

Non-performing loans totaled $27,785, or 1.42% of total loans, at June 30, 2004, compared to $25,899, or 1.32% of total loans, at December 31, 2003. Non-performing assets totaled $31,635, or 1.61% of loans and other assets owned at June 30, 2004, compared to $28,042, or 1.42%, at December 31, 2003. Non-performing loans were mainly comprised of $9,563 of residential mortgage loans, $3,180 of commercial loans, $5,433 of commercial real estate loans and $7,926 of SBA and other government guaranteed loans, of which $6,080 is guaranteed by the government. Non-performing loans, excluding the $6,080 of non-performing loans guaranteed by the government, totaled $21,705, or 1.11% of total loans, at June 30, 2004 compared to 0.98%, excluding $6,537 of non-performing loans guaranteed by the government, at December 31, 2003. The liquidation of the guaranteed portion of government guaranteed loans has been slow nationally due to the volume of loans in liquidation and the transition to the centralization of the processing of purchases and liquidation by the SBA. While this has increased delinquencies and non-performing assets, management believes there is little risk of loss as these submissions are eventually processed. The remaining increase in non-performing loans resulted primarily from delinquency trends in general. Residential delinquency trends are consistent with Ohio and national trends; bankruptcies are a significant part of non-performing loans. While this has caused increased delinquencies and non-performing assets, there continues to be little translation into losses. Management continues to remain cautious as the economic uncertainty extends in certain areas of the Company’s markets. Management of the Company is not aware of any material amounts of loans outstanding, not disclosed in the tables below, for which there is significant uncertainty as to the ability of the borrower to comply with present payment terms. The following is an analysis of the composition of non-performing assets and restructured loans:

	June 30, 2004	December 31, 2003
Non-accrual	$22,173	$20,566
Accruing loans 90 days or more past due	5,612	5,333

Total non-performing loans	27,785	25,899
Other assets owned and other non-performing assets	3,850	2,143

Total non-performing assets	$31,635	$28,042

Restructured loans	$2,496	$2,565

Non-performing loans to total loans	1.42%	1.32%
Non-performing assets to total assets	1.18%	1.03%
Non-performing assets to total loans plus other assets owned	1.61%	1.42%

Restructured loans consist of one loan that was restructured in May 1999 and has been performing in accordance with its restructured terms since such time. The restructured loan is not included in non-performing assets.

As of June 30, 2004, impaired loans were $10,891 compared with $7,476 at December 31, 2003. Commercial, commercial real estate and aircraft loans are classified as impaired if full collection of principal and interest in accordance with the terms of the loan documents is not probable. Impaired loans and non-performing loans have been considered in management’s analysis of the appropriateness of the allowance for loan losses.

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

The allowance for loan losses totaled $24,922 at June 30, 2004, representing 1.27% of total loans, compared to $24,611 at December 31, 2003, or 1.25% of total loans outstanding. Net charge-offs for the six months ended June 30, 2004 were $3,639, compared to net charge-offs of $2,669 for the same period in 2003. Charge-offs were made in accordance with the Company’s standard policy and, for the six months ended June 30, 2004, occurred primarily in the commercial, commercial real estate, aircraft, SBA and consumer loan portfolios.

The allowance for loan losses as a percentage of non-performing loans (“coverage ratio”) was 89.7% at June 30, 2004, compared to 95.0% at December 31, 2003. Although used as a general indicator, the coverage ratio is not a primary factor in the determination of the appropriateness of the allowance by management, particularly given the extent to which the Company’s non-performing loans consist of single-family residential mortgage loans and that $6,080 of non-performing loans are guaranteed by the government. The allowance for loan losses as a percentage of non-performing loans, excluding the $6,080 of non-performing loans that are guaranteed by the government, was 114.8% at June 30, 2004 compared to 127.1%, excluding the $6,537 of non-performing loans that are guaranteed by the government, at December 31, 2003.

As of June 30, 2004, the aircraft portfolio of $126,824 represented 6.5% of the total loan portfolio. Management continues to carefully analyze the aircraft portfolio and the risk profile of the portfolio especially in light of decreasing collateral values in certain classes of aircraft. As of June 30, 2004, the aircraft portfolio consisted of $84,845 of non-jet aircraft and values of non-jet aircrafts have historically been more stable than jet aircrafts. The remainder of the portfolio consists of loans secured by jets. These loans are predominately to businesses that use their planes as a business tool and not actually within the aircraft industry, i.e. charters or flight schools, thus reducing the Bank’s exposure to the aircraft industry as a whole. As previously announced, following the close of the merger the origination of aircraft loans will be discontinued. No new originations of aircraft loans are expected.

Comparison of June 30, 2004 and December 31, 2003 Financial Condition

Total assets were $2.68 billion at June 30, 2004, a decrease of $50,715 from December 31, 2003. Total securities decreased by $66,615, or 14.0%, to $408,021 from December 31, 2003. The decline in securities was mainly related to the sale of the Company’s $40,000 trust preferred securities portfolio in order to reduce its credit exposure. Also, the cash flows on collateralized mortgage obligations and mortgage backed securities are not being re-invested into securities. The Company’s general investment strategy is to manage the portfolio to include rate sensitive assets, matched against interest sensitive liabilities to reduce interest rate risk. In recognition of this strategy, as well as to provide a secondary source of liquidity to accommodate loan demand and possible deposit withdrawals, the Company has chosen to classify the majority of its securities as available-for-sale. At June 30, 2004, 99.4% of the total securities portfolio was classified as available-for-sale, while those securities that the Company intends to hold to maturity represented the remaining 0.6%.

Management periodically reviews the securities portfolio for possible impairment. Within the securities portfolio, an impairment charge of $1,410 was recognized during 2003 on a $2,000 trust preferred security issued by North Country Financial Corporation. On April 11, 2003, North Country Financial Corporation disclosed that a Cease and Desist Order had been entered pertaining to North Country Financial Corporation’s principal subsidiary, North Country Bank and Trust. North Country has suspended quarterly interest payments to security holders as allowed by the terms of the indenture. Management believes that the decline in value of this trust preferred security was directly related to credit issues and is other than temporary in nature. As a result of these circumstances and the current indicated market value of the security, the book value of this asset was written down in 2003. Subsequent to June 30, 2004, the trust preferred security issued by North Country Financial Corporation was sold for a slight gain above the recorded book value of the security. Except for the impairment charge recorded on the North Country trust preferred security, management believes that the unrealized losses on securities available for sale are temporary in nature and due primarily to changes in interest rates and not a result of credit related issues. Management believes that the Company has the ability to hold securities with unrealized losses to maturity or until such time as the unrealized losses reverse.

Total loans remained relatively stable at $1.96 billion at June 30, 2004 compared to $1.97 billion at December 31, 2003. Within the loan portfolio, aircraft loans declined by $6,453, or 9.7%, on an annualized basis. The decline in aircraft was mainly due to the announcement that following the close of the merger the origination of aircraft loans will be discontinued. As a result, originations of aircraft loans have slowed and are expected to continue to decline.

Total deposits decreased $108,555, or 5.5%, to $1.87 billion at June 30, 2004 from $1.98 billion at December 31, 2003. Savings deposits, including money market accounts, declined by $36,536, or 6.9%, interest-bearing demand deposits declined by $33,328, or 12.1% and brokered certificate of deposits declined by $50,060 from December 31, 2003. These declines were partially offset by an increase in non-interest bearing demand deposits of $14,526, or 7.0% from December 31, 2003. During the first half of 2003, the Bank executed a deposit gathering strategy utilizing introductory rates within the interest bearing demand and money market deposit products. A portion of the funds gathered were rate sensitive and have shifted to other higher yielding alternatives. Also, the decline in certificate of deposits is consistent with management’s overall strategy to change the deposit mix.

Short-term borrowings, which include sweep repurchase agreements and federal funds purchased, decreased by $3,488 to $52,925 at June 30, 2004, compared to $56,413 at December 31, 2003. Other borrowings increased by $65,088 to $409,941 at June 30, 2004, compared to $344,853 at December 31, 2003. During the first six months of 2004, brokered certificates of deposits of $50,060 were paid off at maturity and replaced with overnight borrowings.

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

The Company’s principal source of funds to satisfy short-term liquidity needs comes from cash, due from banks, federal funds sold and borrowing capabilities through the FHLB, Federal Reserve Bank primary credit as well as other sources. Changes in the balance of cash and due from banks are due to changes in volumes of federal funds sold, and the float and reserves related to deposit accounts, which may fluctuate significantly on a day-to-day basis. As of June 30, 2004, cash, due from banks and federal funds sold totaled $86,557 compared with $58,500 at December 31, 2003. The securities portfolio serves as an additional source of liquidity for the Company. Securities with a market value of $405,758 were classified as available-for-sale as of June 30, 2004, representing 99.4% of the total securities portfolio. Classification of securities as available-for-sale provides for flexibility in managing net interest margin, interest rate risk, and liquidity. Securities with a market value of $325,216 at June 30, 2004 were pledged to secure public funds and other obligations.

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

Shareholders’ equity at June 30, 2004 was $302,026, compared to shareholders’ equity at December 31, 2003 of $302,823, a decrease of $797. During the first quarter of 2002, the Company’s Board of Directors approved a stock repurchase program authorizing management to repurchase up to 550,000 common shares of which 327,256 have been repurchased.

Under the risk-based capital guidelines, a minimum capital to risk-weighted assets ratio of 8.0% is required, of which, at least 4.0% must consist of Tier 1 capital (equity capital net of goodwill). Additionally, a minimum leverage ratio (Tier 1 capital to total assets) of 3.0% must be maintained. At June 30, 2004, the Company had a total risk-based capital ratio of 12.20%, of which 10.95% consisted of Tier 1 capital. The leverage ratio for the Company at June 30, 2004, was 8.36%.

Cash dividends declared and paid to shareholders of the Company totaled $5,872, or $0.27 per share, during the first six months of 2004. This compares to dividends of $5,835, or $0.27 per share, for the same period in 2003.

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

In addition, bank regulators limit the amount of dividends a subsidiary bank can declare in any calendar year without obtaining prior approval. Banks must have the approval of its regulatory authority if a dividend in any year would cause the total dividends for that year to exceed the sum of the Bank’s current year’s “net profits” (or net income, less dividends declared during the period based on regulatory accounting principles) and the retained net profits for the preceding two years, less required transfers to surplus. As of June 30, 2004, $10,372 was available to pay as dividends to the holding company. Dividends in excess of this amount require regulatory approval prior to being paid.

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

At June 30, 2004, assuming an immediate, parallel 100 basis point shift in market yields, the Company’s net interest income for the next twelve months was calculated to decrease by 2.5% if rates decline and to increase by 1.3% if rates increase. At December 31, 2003, assuming an immediate, parallel 100 basis point shift in market yields, the Company’s net interest income for the next twelve months was calculated to decrease by 3.5% if rates declined and to increase by 1.0% if rates increased. Since interest rates on deposit products are very low, the Company would not realize any significant future benefit from lower rates, but as market rates trend upward, could profit from assets repricing more quickly than liabilities. The net present value of equity is defined as the difference between the present value of the Company’s assets and liabilities. In general, the present value of fixed rate financial instruments declines as market rates increase and increases as rates fall. Using the yield scenario defined above, the net present value of equity was forecasted to decline in a rising rate environment and to rise in a falling rate scenario.

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

The Company has interest rate swaps on which it pays fixed rates and receives variable rates. Two of the swaps, which have a total notional principal of $30,000, were executed to convert variable rate borrowings to fixed rates to reduce the risk of increased interest expense in a rising rate environment. Since they are cash flow hedges, they are recorded at a fair value of ($1,871) with changes recognized in other comprehensive income. Also, the Company initiated a program to provide long-term fixed rate loans to commercial borrowers without incurring interest rate risk by executing simultaneous interest rate swaps. Each swap is structured to have the same amortization and rate reset schedule as its underlying loan, which results in an effective fair value hedge. At June 30, 2004, the notional value of swaps in this program totaled

$14,106 at a fair value of $410. Changes in the market value of the swap and the loan are included in earnings. For the six months ended June 30, 2004, $831 has been recognized in interest expense related to the interest rate swaps compared with $940 for the same period in 2003.

The Company also has a notional balance of $3,000 of options on the S & P 500 which offsets the equivalent risk of certificate of deposit liabilities that have a return contractually linked to the index. The effective portion of the options and the embedded derivative are carried at a fair value of ($230). For the year-to-date, the Company has recognized $20 in current income for the ineffective portion of the derivative.

Item 4:

CONTROLS AND PROCEDURES

The management of the Company is responsible for establishing and maintaining effective disclosure controls and procedures as defined under Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. As of the end of the period covered by this quarterly report, an evaluation was performed under the supervision and with the participation of management, including the Chief Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, management concluded the Company’s disclosure controls and procedures as of June 30, 2004, were effective in ensuring material information required to be disclosed in this Quarterly Report on Form 10-Q was recorded, processed, summarized, and reported on a timely basis. Additionally, there were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended June 30, 2004 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

In February of 2004, a lawsuit was filed by two of the Company’s shareholders in the Common Pleas Court of Stark County, Ohio against the Company, its directors and certain of its executive officers alleging breach of fiduciary duty in evaluating and approving the agreement to merge the Company with Huntington. The plaintiffs requested the court to grant them class action status to bring the case on behalf of all shareholders. Among other things, the lawsuit sought to prevent the Company from merging with Huntington and requested unspecified monetary damages. In April of 2004, the defendants filed a motion to dismiss the lawsuit, which was granted in May of 2004. The time in which the plaintiffs could appeal the dismissal has expired.

Item 2. Changes in Securities and Use of Proceeds

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Number of Shares that May Yet Be Purchased Under the Plan
April 1, 2004 – April 30, 2004	5,673	25.06	—
May 1, 2004 – May 31, 2004	3,088	25.60	—
June 1, 2004 – June 30, 2004	1,905	25.70	—

Total	10,666	25.33	—

Item 3. Defaults upon Senior Securities

Not Applicable

Item 4. Submission of Matters to a Vote of Security Holders

Unizan Financial Corp. shareholders approved the merger with Huntington at a special meeting of stockholders held on May 25, 2004. The following matter was voted on at the special meeting:

•	a proposal to adopt the Agreement and Plan of Merger, dated as of January 27, 2004, by and between Huntington Bancshares Incorporated and Unizan Financial Corp., pursuant to which Unizan will merge with and into Huntington.

Results of shareholder voting on this issue were as follows:

Approve and adopt the plan of merger with and into Huntington
For	16,642,533
Against	301,356
Abstain	58,751
Unvoted	4,709,067

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

(b) Reports on Form 8-K filed during the quarter ended June 30, 2004:

Report on Form 8-K dated April 26, 2004 announced first quarter 2004 financial results.

Report on Form 8-K dated May 25, 2004 announced that Unizan shareholders approved the merger with Huntington Bancshares Incorporated.

Report on Form 8-K dated June 16, 2004 that the closing of the merger with Huntington Bancshares Incorporated will likely be delayed beyond the early July targeted closing date.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Unizan Financial Corp. (Registrant)

Date August 9, 2004	/s/ Roger L. Mann
Roger L. Mann
President and
Chief Executive Officer

Date August 9, 2004	/s/ James H. Nicholson
James H. Nicholson
Executive Vice President,
Chief Operating Officer and
Principal Financial Officer