Form 10-Q
period 2004-09-30
UNIZAN FINANCIAL CORP
filed 2004-11-09
CIK 746481

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☒    No  ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

Class	Outstanding as of October 31, 2004
Common Stock, $1.00 Stated Value	22,062,998

INDEX

UNIZAN FINANCIAL CORP.

Unizan Financial Corp.

CONSOLIDATED BALANCE SHEETS

(Unaudited, except December 31, 2003) (In thousands except per share data)	September 30, 2004	December 31, 2003
ASSETS
Cash and cash equivalents	$61,072	$56,558
Federal funds sold	1,815	—
Interest bearing deposits with banks	6,593	1,942
Securities held-to-maturity, (Fair value: $2,119 and $2,982, respectively)	1,993	2,861
Securities available-for-sale, at fair value	402,111	471,775
Federal Home Loan Bank stock, at cost	35,788	34,716
Loans originated and held for sale	2,353	2,679
Loans:
Commercial, financial and agricultural	266,262	261,167
Aircraft	117,497	133,277
Commercial real estate	610,061	658,699
Residential real estate	441,338	450,398
Consumer	465,591	464,943

Total loans	1,900,749	1,968,484
Less allowance for loan losses	(26,387)	(24,611)

Net loans	1,874,362	1,943,873
Premises and equipment, net	22,787	25,353
Goodwill	91,971	91,971
Other intangible assets	16,157	18,661
Accrued interest receivable and other assets	76,500	76,860

Total Assets	$2,593,502	$2,727,249

LIABILITIES
Deposits:
Noninterest bearing deposits	$213,621	$206,501
Interest bearing deposits	1,604,147	1,769,291

Total deposits	1,817,768	1,975,792
Short-term borrowings	51,233	56,413
Other borrowings	367,548	344,853
Subordinated note	20,619	20,619
Accrued taxes, expenses and other liabilities	26,148	26,749

Total Liabilities	2,283,316	2,424,426

SHAREHOLDERS’ EQUITY
Common stock ($1.00 stated value, 100,000,000 shares authorized and 22,123,069 shares issued)	22,123	22,123
Additional paid-in capital	221,141	223,613
Retained earnings	74,560	74,993
Stock held by deferred compensation plan, 122,209 and 118,616 shares at cost	(2,112)	(2,016)
Treasury stock, 64,059 and 440,276 shares at cost	(1,647)	(11,515)
Accumulated other comprehensive loss	(3,879)	(4,375)

Total Shareholders’ Equity	310,186	302,823

Total Liabilities and Shareholders’ Equity	$2,593,502	$2,727,249

See Notes to the Consolidated Financial Statements

Unizan Financial Corp.

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited) (In thousands except per share data)	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Interest income:
Interest and fees on loans:
Taxable	$26,658	$28,200	$81,837	$89,420
Tax exempt	35	38	103	121
Interest and dividends on securities
Taxable	2,540	3,778	10,426	15,189
Tax exempt	500	512	1,480	1,429
Interest on bank deposits and federal funds sold	21	11	42	165

Total interest income	29,754	32,539	93,888	106,324

Interest expense:
Interest on deposits	9,058	10,576	27,024	33,248
Interest on subordinated note	505	—	1,514	—
Interest on company obligated mandatorily redeemable trust preferred	—	505	—	1,514
Interest on borrowings	4,071	4,643	11,765	13,439

Total interest expense	13,634	15,724	40,303	48,201

Net interest income	16,120	16,815	53,585	58,123
Provision for loan losses	3,750	1,026	7,700	3,341

Net interest income after provision for loan losses	12,370	15,789	45,885	54,782

Other income:
Trust, financial planning, brokerage and insurance sales	1,793	1,695	5,796	5,508
Customer service fees	1,854	1,996	5,546	5,257
Gains on sale of loans	1,008	1,796	2,939	6,132
Security gains/(losses), net	(60)	1,821	192	2,275
Other operating income	2,626	2,535	6,946	5,307

Total other income	7,221	9,843	21,419	24,479

Other expenses:
Salaries, wages, pension and benefits	8,211	8,146	31,479	26,560
Occupancy expense	875	844	2,537	2,604
Furniture, equipment and data processing expense	1,437	1,505	4,395	4,452
Taxes other than income taxes	557	505	1,797	1,547
Other intangible amortization expense	868	844	2,504	2,548
Other operating expense	3,735	3,825	12,919	11,468

Total other expenses	15,683	15,669	55,631	49,179

Income before income taxes	3,908	9,963	11,673	30,082
Provision for income taxes	1,029	3,121	3,251	9,423

Net income	$2,879	$6,842	$8,422	$20,659

Earnings per share:
Basic	$0.13	$0.32	$0.39	$0.95
Diluted	$0.13	$0.31	$0.38	$0.93

Dividends per share	$0.135	$0.135	$0.405	$0.405

Weighted average shares outstanding:
Basic	21,910,942	21,632,719	21,805,547	21,692,316
Diluted	22,052,059	22,134,304	22,005,003	22,294,153

See Notes to the Consolidated Financial Statements

Unizan Financial Corp.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited) (In thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Net Income	$2,879	$6,842	$8,422	$20,659

Unrealized holding gains/(losses) on available-for-sale securities	4,431	13	153	(3,555)
Reclassification adjustment for (gains)/losses on securities included in net income	60	(1,821)	(192)	(2,275)

Net	4,491	(1,808)	(39)	(5,830)

Unrealized gains/(losses) on cash flow hedges	(646)	265	(418)	(650)
Reclassification adjustment for losses on cash flow hedges included in net income	388	427	1,220	1,209

Net	(258)	692	802	559

Total	4,233	(1,116)	763	(5,271)
Tax (expenses)/benefit	(1,482)	391	(267)	1,845

Other comprehensive income/(loss), net of tax	2,751	(725)	496	(3,426)

Comprehensive income	$5,630	$6,117	$8,918	$17,233

See Notes to the Consolidated Financial Statements

Unizan Financial Corp.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited) (In thousands)	Nine months ended September 30,
	2004	2003
Cash flows from operating activities:
Net income	$8,422	$20,659
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	8,024	2,978
Provision for loan losses	7,700	3,341
Net securities gains	(192)	(2,275)
Gain from sale of financial center	(567)	—
Loans originated for resale	(60,093)	(261,650)
Proceeds from sale of loan originations	63,099	282,855
Gains from sale of loans originated for sale	(2,680)	(5,276)
Federal Home Loan Bank stock dividend	(1,072)	(1,007)
Net increase in bank owned life insurance	(1,829)	(1,833)
Changes in:
Interest receivable	1,191	1,548
Interest payable	(362)	(535)
Other assets and liabilities, net	3,931	(8,391)

Net cash from operating activities	25,572	30,414

Cash flows from investing activities:
Net change in interest bearing deposits with banks	(4,651)	(2,082)
Net change in federal funds sold	(1,815)	7,650
Proceeds from sales of securities available-for-sale	41,322	89,369
Proceeds from maturities of securities held-to-maturity	804	1,899
Proceeds from maturities of securities available-for-sale	76,424	196,240
Purchases of securities available-for-sale	(51,166)	(326,972)
Net (increase)/decrease in loans made to customers	52,246	(57,249)
Gains from sale of residential real estate loans from portfolio	(259)	(856)
Proceeds from sale of loans	7,341	24,372
Purchases of premises and equipment	(223)	(1,705)

Net cash from investing activities	120,023	(69,334)

Cash flows from financing activities:
Net change in deposits	(142,647)	78,680
Proceeds from sale of financial center	(14,566)	—
Cash dividends paid	(8,844)	(8,792)
Treasury stock sales	18,598	5,114
Treasury stock purchases	(11,212)	(14,716)
Net change in stock held in deferred compensation plan	(97)	(604)
Net change in short-term borrowings	(5,180)	(1,161)
Net change in Federal Home Loan Bank overnight borrowings	69,535	8,480
Proceeds from other borrowings	124,585	109,385
Repayment of other borrowings	(171,253)	(120,679)

Net cash from financing activities	(141,081)	55,707

Net change in cash and cash equivalents	4,514	16,787

Cash and cash equivalents at beginning of year	56,558	70,082

Cash and cash equivalents at end of period	$61,072	$86,869

Supplemental cash flow disclosures:
Income taxes paid	$2,975	$8,120
Interest paid	40,634	48,722

Non cash transfers:
Transfer of loans to other assets owned	3,573	1,608

See the Notes to the Consolidated Financial Statements

UNIZAN FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2004 (Unaudited)

(In thousands, except per share data)

The consolidated financial statements for interim periods are unaudited; however, in the opinion of management of Unizan Financial Corp. (“Company”), the accompanying consolidated financial statements contain all material adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position and results of operations and cash flows for the periods presented. The unaudited financial statements are presented in accordance with the requirements of Form 10-Q and do not include all disclosures normally required by accounting principles generally accepted in the United States of America. Reference should be made to the Company’s consolidated financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2003 for additional disclosures, including a summary of the Company’s accounting policies. The results of operations for the three and nine month periods ended September 30, 2004 are not necessarily indicative of the results to be expected for the full year.

1)	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Basis of Presentation: The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany transactions and accounts have been eliminated in consolidation. Unless otherwise indicated, dollars are in thousands except per share data.

The Company is a financial holding company organized under the laws of the State of Ohio. It conducts a full-service commercial and retail banking business through its wholly-owned subsidiary, Unizan Bank, National Association. The Company also has wholly owned subsidiaries: Unizan Financial Services Group, National Association; Unizan Banc Financial Services, Inc.; Unizan Financial Advisors, Inc.; Unizan Title Services, Inc. and Unizan, Inc. Unizan Financial Corp. is registered under the Bank Holding Company Act of 1956, as amended. The Company expects to lose its status as a financial holding company and become a bank holding company. As a result, it will discontinue the activities of Unizan Title Services, Inc. and restructure the way it conducts its insurance sales and activities. It is not expected that these changes will materially affect the Company.

Accounting Pronouncements: In March 2004, the Emerging Issues Task Force reached a consensus on Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” (EITF 03-1). Issue 03-1 provides guidance about the criteria that should be used to determine when an investment is considered impaired, whether that impairment is other than temporary, and the measurement of an impairment loss. EITF 03-1 also included accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. EITF 03-1 was effective for evaluations of other-than-temporary impairment in reporting periods beginning after June 15, 2004. However, implementation of paragraphs 10-20 of EITF 03-1 has been delayed to further consider whether application guidance is necessary for all securities analyzed for impairment.

At September 30, 2004, the Company had $309,369 of available-for-sale securities whose fair value was less than book value. The unrealized loss in these securities totaled $6,317. Management continues to evaluate its options with respect to adopting this new accounting guidance and cannot currently estimate the impact of adopting paragraphs 10-20 of EITF 03-1.

In December 2003, the FASB revised FIN No. 46, “Consolidation of Variable Interest Entities.” FIN 46, as revised in December 2003, changes the accounting model for consolidation from one based on consideration of control through voting interests. Whether to consolidate an entity will now also require the consideration of whether an entity has sufficient equity at risk to enable it to operate without additional financial support, whether the equity owners in that entity lack the obligation to absorb expected losses and the right to receive residual returns at the entity, or whether voting rights in the entity are not proportional to the equity interest and substantially all the entity’s activities are conducted for an investor with few voting rights. As of December 31, 2003, the Company applied the provisions of FIN 46 to a wholly-owned subsidiary trust that issued capital securities to third-party investors. The application of FIN 46 resulted in the deconsolidation of the wholly-owned subsidiary trust. As a result, amounts previously reported as “company obligated mandatorily redeemable trust preferred” in liabilities have been recaptioned “subordinated note” and continue to be presented in liabilities on the balance sheet. The deconsolidation of the Trust increased the Company’s balance sheet by $619, the difference representing the Company’s ownership in the Trust. The adoption of FIN 46 did not have a material impact on the Company’s consolidated financial condition or results of operations.

Stock Incentive Plan: Employee compensation expense under stock options is reported using the intrinsic value method. All options granted had an exercise price equal to or greater than the market price of the underlying common stock at the date of grant. Any tax benefit realized by the Company from the exercise of non-qualified stock options is added to paid-in-capital. During the first nine months of 2004, salary expense of $5,065 was recognized in relation to the exercise of certain stock options as a result of the settlement of options for cash or with shares held for less than six months. The following table illustrates the effect on net income and earnings per share if expense was measured using the fair value method of SFAS No. 123, Accounting for Stock-Based Compensation:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Net income, as reported	$2,879	$6,842	$8,422	$20,659
Deduct: Stock based compensation expense determined under fair value based method	—	2	15	164

Pro forma net income	$2,879	$6,840	$8,407	$20,495
Earnings per share, as reported:
Basic	$0.13	$0.32	$0.39	$0.95
Diluted	$0.13	$0.31	$0.38	$0.93
Pro forma earnings per share:
Basic	$0.13	$0.32	$0.39	$0.94
Diluted	$0.13	$0.31	$0.38	$0.92

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

On January 27, 2004, Huntington Bancshares Incorporated (“Huntington”), a $32 billion regional bank holding company headquartered in Columbus, Ohio, and Unizan Financial Corp. (“Unizan”) announced the signing of a definitive agreement to merge the two organizations and their subsidiaries. Under terms of the agreement, Unizan shareholders will receive 1.1424 shares of Huntington common stock, on a tax-free basis, for each share of Unizan. Based on the $23.10 closing price of Huntington’s common stock on January 26, 2004, this represents a price of $26.39 per Unizan share, a 15% premium to Unizan’s per share closing price of $22.95, and values the transaction at approximately $587 million. Unizan shareholders approved the merger on May 25, 2004.

As reported on June 16, 2004, the Federal Reserve Board informed Huntington that it had extended its review period to coordinate further with the staff of the Securities and Exchange Commission (“SEC”) regarding the SEC’s ongoing formal investigation of Huntington and to complete its review of the Community Reinvestment Act aspects of the merger. On November 3, 2004, Huntington announced that it expects to enter into formal supervisory agreements with its banking regulators, the Federal Reserve and the Office of the Comptroller of the Currency, providing for a comprehensive action plan designed to address its financial reporting and accounting policies, procedures and controls and its corporate governance practices. Additionally, Huntington intends to withdraw its current application with the Federal Reserve to acquire Unizan and to resubmit the application for regulatory approval of the merger pending the successful resolution of the regulatory concerns. Also, on November 3, 2004 Unizan indicated that it is negotiating a one-year extension of its merger agreement with Huntington.

3)	COMPUTATION OF EARNINGS PER SHARE

The computation of earnings per share follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Weighted average common shares outstanding – basic	21,911	21,633	21,806	21,692
Dilutive effect due to stock incentive plans	141	501	199	602

Weighted average common shares outstanding adjusted for dilutive common stock equivalents	22,052	22,134	22,005	22,294

Net income	$2,879	$6,842	$8,422	$20,659

Basic earnings per share	$0.13	$0.32	$0.39	$0.95

Diluted earnings per share	$0.13	$0.31	$0.38	$0.93

For September 30, 2004, there were no stock options that were antidilutive. Stock options for 334,978 shares of common stock were not considered in computing diluted earnings per common share for September 30, 2003, because they were antidilutive.

4)	SECURITIES

The amortized cost and fair value of available-for-sale securities were as follows:

	September 30, 2004
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities available-for-sale:
U.S. Treasury securities	$1,007	$—	$(18)	$989
Obligations of states and political subdivisions	43,782	1,836	(23)	45,595
Mortgage-backed and related securities	343,387	860	(3,901)	340,346
Other debt securities	228	—	(4)	224
Other securities	17,321	7	(2,371)	14,957

Total securities available-for-sale	$405,725	$2,703	$(6,317)	$402,111

	December 31, 2003
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities available-for-sale:
U.S. Treasury securities	$1,000	$7	$—	$1,007
Obligations of states and political subdivisions	46,222	1,627	(36)	47,813
Corporate obligations	42,241	794	(1,684)	41,351
Mortgage-backed and related securities	367,272	1,205	(3,735)	364,742
Other debt securities	314	—	(4)	310
Other securities	18,301	39	(1,788)	16,552

Total securities available-for-sale	$475,350	$3,672	$(7,247)	$471,775

Available-for-sale securities with unrealized losses at September 30, 2004 not recognized in income were as follows:

	Less than 12 months		12 months or longer		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury securities	$989	$(18)	—	—	$989	$(18)
Obligations of state and political subdivisions	1,411	(12)	$1,159	$(11)	2,570	(23)
Mortgage-backed and related securities	159,952	(1,470)	137,505	(2,431)	297,457	(3,901)
Other debt securities	—	—	224	(4)	224	(4)

Subtotal, debt securities	162,352	(1,500)	138,888	(2,446)	301,240	(3,946)
Preferred stock	—	—	8,129	(2,371)	8,129	(2,371)

Total temporarily impaired securities	$162,352	$(1,500)	$147,017	$(4,817)	$309,369	$(6,317)

Management believes the unrealized losses on these securities are temporary in nature. As discussed in Note 1, management continues to evaluate its options with respect to adopting EITF 03-1 and cannot currently estimate the impact of adopting paragraphs 10-20 of EITF 03-1.

5)	LOANS

Impaired loans were as follows:

	September 30, 2004	December 31, 2003
Loans with no allowance for loan losses allocated	$4,749	$2,630
Loans with allowance for loan losses allocated	6,437	4,846
Amount of allowance allocated	1,291	2,402

As of September 30, 2004 and December 31, 2003, $5,298 and $5,852, respectively, which are the government guaranteed portions of government guaranteed loans considered impaired are not included in impaired loans.

Non-performing loans were as follows:

	September 30, 2004	December 31, 2003
Loans past due over 90 days and still accruing	$2,546	$5,333
Nonaccrual loans	26,628	20,566

Restructured loans consisted of one loan that was restructured in May 1999, with an outstanding principal balance of $2,461 and $2,565 at September 30, 2004 and December 31, 2003, respectively. This loan is performing in accordance with its restructured terms.

6)	ALLOWANCE FOR LOAN LOSSES:

An analysis of activity in the allowance for loan losses follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Balance at beginning of period	$24,922	$24,917	$24,611	$25,271
Provision charged to expense	3,750	1,026	7,700	3,341
Loans charged off	(2,952)	(1,901)	(8,007)	(5,619)
Recoveries on loans previously charged off	667	570	2,083	1,619

Balance at end of period	$26,387	$24,612	$26,387	$24,612

7)	OTHER BORROWINGS:

Federal Home Loan Bank (FHLB) advances and other borrowings were as follows:

	September 30, 2004		December 31, 2003
	Amount	Average Rate	Amount	Average Rate
FHLB advances	$286,915	3.74%	$268,721	5.57%
Term repurchase agreements	45,000	5.44	45,000	5.44
Line of credit with financial institution	35,000	3.00	15,500	2.03
Term debt with a financial institution	—	—	15,000	3.61
Capital leases	398	6.77	482	4.35
Subordinated term notes	235	3.33	150	2.61

	$367,548		$344,853

Pursuant to collateral agreements with the FHLB, advances are secured by FHLB stock and qualifying first mortgage loans. At September 30, 2004, FHLB advances outstanding were comprised of the following:

Maturity	Interest Rate	Amount
Within 1 year	3.20%	$99,690
1 year thru 2 years	3.13	85,653
2 years thru 3 years	4.93	22,052
3 years thru 4 years	5.28	43,708
More than 5 years	4.07	35,812

Total		$286,915

FHLB advances must be secured by eligible collateral as specified by the FHLB and the collateral is subject to periodic review and assessment with respect to eligibility requirements. Accordingly, the Company has a blanket pledge of its one-to-four family residential mortgages, multi-family, commercial real estate and home equity loans held in the loan portfolio as collateral for the advances outstanding at September 30, 2004 with a required minimum ratio of collateral to advances of 135%. Also, the Company has an investment in FHLB stock of $35,788 at September 30, 2004 of which approximately $32,987 is pledged as collateral for outstanding advances. FHLB advances comprise a combination of fixed and variable rate advances. Variable rate advances can be paid off, in part or in full, on any interest reset date without penalty. Fixed rate advances are generally subject to early prepayment fees approximately equal to the present value of the lost cash flow to the FHLB.

The Company has a line of credit of $35,000 from a financial institution that is used for liquidity purposes and to facilitate additional investment in subsidiaries. The line of credit is secured by common stock of Unizan Bank, National Association. The total outstanding balance at September 30, 2004 was $35,000. The interest on each draw is variable and is priced off the Federal Funds Rate plus 1.00% per annum and is paid quarterly. Also, the Company had a term loan of $15,000 from a financial institution that was used to facilitate additional investment in subsidiaries that was paid off in August 2004.

At September 30, 2004, the Company had $45,000 in term repurchase agreements with Salomon Brothers, Inc. under which the Company sold mortgage-backed and related securities classified as available-for-sale with a fair value of $47,688 at September 30, 2004. The repurchase agreements had a weighted average maturity of 3.7 years at September 30, 2004. Also, such repurchase agreements are callable at the option of the counter-party. The securities are held at Salomon Brothers, Inc.

The Bank entered into two capital lease arrangements in order to finance the purchase of equipment. The aggregate outstanding balance of the leases as of September 30, 2004 was $398.

In 2003, Unizan Banc Financial Services, Inc. began offering subordinated term notes with maturity dates of one, two or three years from the date of issue in order to finance additional loan growth. The outstanding balance of the subordinated term notes as of September 30, 2004 was $235.

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

1987 Plan	Available for Grant	Exercised	Options Outstanding	Weighted Average Exercise Price	Range of Option Price per Share
Balance, January 1, 2003	—	528,046	226,470	8.35	6.00	15.00
Exercised	—	173,779	(173,779)	7.14	6.00	15.00

Balance, December 31, 2003	—	701,825	52,691	12.34	9.63	15.00
Exercised	—	42,263	(42,263)	12.42	9.63	15.00

September 30, 2004	—	744,088	10,428	12.03	9.63	15.00

1997 Plan	Available for Grant	Exercised	Options Outstanding	Weighted Average Exercise Price	Range of Option Price per Share
Balance, January 1, 2003	123,534	113,774	762,692	16.18	12.69	20.25
New shares authorized for grant	1,800,000	—	—
Granted	(256,351)	—	256,351	17.60	17.33	19.56
Forfeited	33,193	—	(33,193)	19.48	17.33	20.00
Exercised	—	53,040	(53,040)	16.08	12.83	20.00

Balance, December 31, 2003	1,700,376	166,814	932,810	16.46	12.69	20.25
Granted	(19,000)		19,000	26.37	26.37	26.37
Forfeited	3,667	—	(3,667)	17.33	17.33	17.33
Exercised	—	603,969	(603,969)	16.27	12.69	26.37

September 30, 2004	1,685,043	770,783	344,174	17.33	12.69	26.37

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

1997 BFOH Plan	Available for Grant	Exercised	Options Outstanding	Weighted Average Exercise Price	Range of Option Price per Share
Balance, January 1, 2003	—	157,918	641,279	$17.11	$10.06	$25.88
Forfeited	—	—	(16,902)	19.42	11.32	25.88
Exercised	—	54,918	(54,918)	16.39	11.32	20.13

Balance, December 31, 2003	—	212,836	569,459	17.20	10.06	25.88
Forfeited	—	—	(1,497)	21.47	16.60	25.88
Exercised	—	320,278	(320,278)	16.63	10.06	25.88

September 30, 2004	—	533,114	247,684	17.90	11.32	25.88

The weighted average remaining option life for outstanding options issued under the 1987 Stock Option Plan was 1.3 years, 6.5 years for outstanding options issued under the 1997 Stock Option Plan and 15.7 years for outstanding options issued under the 1997 BFOH Stock Option Plan. Upon the completion of the merger with Huntington, all option plans will be assumed by Huntington and outstanding options will be converted to Huntington options at the exchange ratio of 1.1424.

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

Three months ended September 30, 2004:	Community Banking	Investment and Funds Management	Parent and Other	Total
Net interest income (expense)	$16,844	$5	$(729)	$16,120
Provision for loan losses	3,750	—	—	3,750
Non-interest income	5,493	1,795	(67)	7,221
Non-interest expense	14,191	1,086	406	15,683
Income tax expense (benefit)	1,205	245	(421)	1,029

Net income (loss)	$3,191	$469	$(781)	$2,879

Three months ended September 30, 2003:	Community Banking	Investment and Funds Management	Parent and Other	Total
Net interest income (expense)	$17,348	$7	$(540)	$16,815
Provision for loan losses	1,026	—	—	1,026
Non-interest income	8,140	1,703	—	9,843
Non-interest expense	14,116	1,106	447	15,669
Income tax expense (benefit)	3,259	207	(345)	3,121

Net income (loss)	$7,087	$397	$(642)	$6,842

Nine months ended September 30, 2004:	Community Banking	Investment and Funds Management	Parent and Other	Total
Net interest income (expense)	$55,686	$15	$(2,116)	$53,585
Provision for loan losses	7,700	—	—	7,700
Non-interest income	15,685	5,801	(67)	21,419
Non-interest expense	46,440	4,365	4,826	55,631
Income tax expense (benefit)	5,409	499	(2,657)	3,251

Net income (loss)	$11,822	$952	$(4,352)	$8,422

Nine months ended September 30, 2003:	Community Banking	Investment and Funds Management	Parent and Other	Total
Net interest income (expense)	$59,714	$22	$(1,613)	$58,123
Provision for loan losses	3,341	—	—	3,341
Non-interest income	18,961	5,518	—	24,479
Non-interest expense	44,334	3,658	1,187	49,179
Income tax expense (benefit)	9,730	673	(980)	9,423

Net income (loss)	$21,270	$1,209	$(1,820)	$20,659

ITEM 2:

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

UNIZAN FINANCIAL CORP.

For a comprehensive understanding of the Company’s financial condition and performance, this discussion should be considered in conjunction with the Company’s Consolidated Financial Statements, accompanying notes, and other information contained elsewhere herein.

This discussion contains forward-looking statements defined in the Private Securities Litigation Reform Act of 1995 that involves risks and uncertainties. Although the Company believes that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate, and therefore, there can be no assurance that the forward-looking statements included herein will prove to be accurate. Factors that could cause actual results to differ from the results discussed in the forward-looking statements include, but are not limited to: the extended delay in the closing of the merger with Huntington could cause further difficulty in retaining and attracting new employees, retaining existing customers and obtaining new customers; economic conditions (both generally and more specifically in the markets in which the Company and its subsidiaries operate); competition for the Company’s customers from other providers of financial services; government legislation and regulation (which changes from time to time and over which the Company has no control); changes in interest rates; pre-payments of loans and securities; material unforeseen changes in the liquidity, results of operations, or financial position of the Company’s customers, all of which are difficult to predict and many of which are beyond the control of the Company.

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

On November 3, 2004, Huntington announced that it expects to enter into formal supervisory agreements with its banking regulators, the Federal Reserve and the Office of the Comptroller of the Currency, providing for a comprehensive action plan designed to address its financial reporting and accounting policies, procedures and controls and its corporate governance practices. Additionally, Huntington intends to withdraw its current application with the Federal Reserve to acquire Unizan and to resubmit the application for regulatory approval of the merger pending the successful resolution of the regulatory concerns. Also, on November 3, 2004 Unizan indicated that it is negotiating a one-year extension of its merger agreement with Huntington. Some of the risks associated with an extended delay include, but are not limited to: loss of business due to turnover of relationship managers especially in areas where there is significant market overlap with Huntington; a difficulty in retaining and attracting new employees and the risk of internal control weaknesses associated with increased turnover and shortages of staff; and an increased difficulty in retaining existing and attracting new clients, particularly commercial clients. Also, due to the extended delay of the merger and due to the loss of personnel, the Company has engaged extensive outside resources to assist with activities related to Section 404 of the Sarbanes-Oxley Act. As part of this process, the Company has been reviewing, documenting and testing key processes and implementing remediation efforts as warranted. At the time of the filing of this report, control deficiencies have been identified, which if not remediated could result in a material weakness. Management is currently pursuing the remediation of control deficiencies that have been identified.

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

Unizan Financial Corp.

Average Balance Sheet and Related Yields

	Three Months Ended September 30,						Nine Months Ended September 30,
	2004			2003			2004			2003
(dollars in thousands)	Average Balance	Income/ Expense	Rate (1)	Average Balance	Income/ Expense	Rate (1)	Average Balance	Income/ Expense	Rate (1)	Average Balance	Income/ Expense	Rate (1)

Interest-earning assets

Interest bearing deposits and federal funds sold	$9,113	$21	0.92%	$5,592	$11	0.78%	$6,535	$42	0.86%	$19,778	$165	1.12%
Securities	431,971	3,309	3.05	530,913	4,548	3.40	480,472	12,703	3.53	530,491	17,371	4.38
Total loans (2)	1,935,094	26,704	5.49	1,946,693	28,268	5.76	1,956,844	81,978	5.60	1,953,226	89,606	6.13

Total interest-earning assets (3)	2,376,178	30,034	5.03	2,483,198	32,827	5.24	2,443,851	94,723	5.18	2,503,495	107,142	5.72

Nonearning assets:

Cash and due from banks	58,010			62,423			58,164			59,170
Other nonearning assets	206,434			211,902			208,312			213,549
Allowance for loan losses	(24,783)			(24,663)			(24,607)			(25,025)

Total assets	$2,615,839			$2,732,860			$2,685,720			$2,751,189

Interest bearing liabilities:

Demand deposits	$231,466	$308	0.53%	$289,340	$598	0.82%	$245,507	$997	0.54%	$284,634	$1,931	0.91%
Savings deposits	505,279	1,561	1.23	529,680	1,420	1.06	513,807	4,058	1.05	489,716	4,043	1.10
Time deposits	886,615	7,189	3.23	1,017,192	8,558	3.34	920,700	21,969	3.19	1,045,657	27,274	3.49
Subordinated note (4)	20,619	505	9.74	—	—	—	20,619	1,514	9.81	—	—	—
Company obligated mandatorily redeemable trust preferred (4)	—	—	—	20,000	505	10.02	—	—	—	20,000	1,514	10.12
Other borrowings	418,646	4,071	3.87	343,660	4,643	5.36	436,032	11,765	3.60	381,575	13,439	4.71

Total interest bearing liabilities	2,062,625	13,634	2.63	2,199,872	15,724	2.84	2,136,665	40,303	2.52	2,221,582	48,201	2.90

Noninterest bearing liabilities:

Demand deposits	222,458			203,217			218,612			193,231
Other liabilities	22,138			30,090			23,554			35,132
Shareholders’ equity	308,618			299,681			306,889			301,244

Total liabilities and equity	$2,615,839			$2,732,860			$2,685,720			$2,751,189

Net interest income and interest rate spread (3)		$16,400	2.40%		$17,103	2.40%		$54,420	2.66%		$58,941	2.82%

Net interest margin (5)			2.75%			2.73%			2.97%			3.15%

(1)	Calculated on an annualized basis.
(2)	Loan fees are included in interest income on loans.
(3)	Interest income is computed on a fully tax equivalent (FTE) basis, using a tax rate of 35%.
(4)	As of December 31, 2003, based on new accounting guidance issued under FASB Interpretation No. 46, the amounts previously reported as “company obligated mandatorily redeemable trust preferred” have been recaptioned “subordinated note”. The deconsolidation of the Trust increased the Company’s balance sheet by $619, the difference representing the Company’s common ownership in the Trust.
(5)	The net interest margin represents net interest income as a percentage of average interest-earning assets.

Comparison of Operating Results For The Three Months Ended September 30, 2004 and 2003

Net Income. Net income for the third quarter of 2004 was $2,879, or $0.13 per diluted share. This compares with net income of $6,842, or $0.31 per diluted share for the third quarter of 2003. During the third quarter of 2004, a pre-tax net gain of $488 was recognized on the sale of the Wooster Financial Center and $476 pre-tax expense was recognized for merger-related professional fees and certain severance and benefit expenses. As part of the evaluation of the adequacy of the allowance for loan losses, a provision expense of $3,750 was recognized in the third quarter of 2004 compared to $1,026 for the same period in 2003. During the third quarter of 2004, net interest income decreased by 4.1% and non-interest income, excluding security gains, decreased by 9.2%, as compared to the same period in 2003. The net interest margin increased to 2.75% for the third quarter of 2004, compared to 2.73% for the same period in 2003. The Company’s return on average assets and return on average equity were 0.44% and 3.71%, respectively, in the third quarter of 2004, compared to 0.99% and 9.06%, respectively, for the third quarter of 2003.

Interest Income. Total interest income decreased 8.6% to $29,754 for the three months ended September 30, 2004, compared to $32,539 for the third quarter of 2003. In 2004, interest income has declined in part due to a lower level of interest-earning assets as compared to the same period in 2003. During the third quarter of 2004, the yield on interest-earning assets declined by 21 basis points from the same period in 2003. The Company’s yield on average loans was 5.49% for the three months ended September 30, 2004 and 5.76% for the comparable year ago period. The decrease in the yield on loans was primarily impacted by sustained lower market rates throughout 2003 and the first six months of 2004. As a result, a large portion of the loan portfolio automatically repriced or borrowers chose to refinance to lower rates. The yield on loans was also negatively impacted during the third quarter of 2004 by faster than projected amortization of the purchase accounting adjustments associated with the mark-to-market of UNB Corp.’s loan portfolio at the time of the merger of equals between UNB Corp. and BancFirst Ohio Corp. in March of 2002. During the third quarter of 2004, $1,200 of amortization was recognized compared with $616 expected based on the projected life of the portfolio.

Yields on the securities portfolio decreased from 3.40% during the third quarter of 2003 to 3.05% during the third quarter of 2004. The decrease in the yield on securities was also primarily impacted by sustained lower market rates throughout 2003 and the first six months of 2004. During 2003, the securities portfolio experienced significant pre-payments on collateralized mortgage obligations and mortgage backed securities resulting in more cash flows being reinvested at lower market rates.

Interest Expense. Total interest expense decreased 13.3% to $13,634 for the three months ended September 30, 2004, compared to $15,724 for the three months ended September 30, 2003. The Company’s cost of interest-bearing liabilities decreased to 2.63% in the three months ended September 30, 2004 compared to 2.84% in the same period of 2003. The decrease in the cost of funds was primarily from lower market rates affecting the rates paid on demand and time deposit products and the cost of borrowings. Based on the current trends in market rates, the Company will have limited opportunities to decrease rates on deposits. As market rates trend upward, the Company could benefit from assets repricing more quickly than liabilities.

Provision for Loan Losses. The provision for loan losses is the expense necessary to maintain an allowance for loan losses at an appropriate level for management’s estimate of probable losses incurred in the loan portfolio. The evaluation of the allowance for loan losses takes into consideration such factors as current period net charge-offs that are charged against the allowance and a review of general economic conditions and uncertainties. The provision for loan losses was $3,750 for the three months ended September 30, 2004, compared to $1,026 in the third quarter of 2003. This increase was mainly due to an increase in net charge-offs for the three months ended September 30, 2004 to $2,285 compared to net charge-offs of $1,330 for the same period in 2003. Charge-offs were made in accordance with the Company’s standard policy and, for the three months ended September 30, 2004, net charge-offs were mainly comprised of $772 of commercial real estate loans, $353 of government guaranteed loans and $796 of consumer loans. Additionally, the increase in the provision for loan losses was due to an increase in non-performing and impaired loans from December 31, 2003 and due to higher loss factors applied for certain loan types. The provision for loan losses was considered sufficient by management for maintaining an appropriate allowance for loan losses. Additional information regarding the allowance for loan losses and non-performing assets is included in the section captioned “Asset Quality”.

Management analyzes the appropriateness of the allowance for loan losses regularly through reviews of historical loan loss experience, the nature and volume of the portfolio, information about specific borrower situations and estimated collateral values, economic conditions, and other factors. The allowance for loan losses is a material estimate that is particularly susceptible to significant changes in the near term and is established through a provision for loan losses based on management’s evaluation of the risk in the Company’s loan portfolio and the general economy. Loan losses are charged against the allowance when the uncollectibility of a loan balance is confirmed. Management believes that the allowance for loan losses was appropriate at September 30, 2004.

Non-Interest Income. Total non-interest income decreased by $2,622, to $7,221 for the three months ended

September 30, 2004, compared to $9,843 for the three months ended September 30, 2003. Excluding security gains and losses, total non-interest income decreased by $741, to $7,281 for the three months ended September 30, 2004, compared to $8,022 for the same period in 2003.

Customer service fees, representing service charges on deposits and fees for other banking services, decreased by $142, or 7.1%, to $1,854 in the third quarter of 2004 from $1,996 in the third quarter of 2003. The decrease in service charges was mainly due to the rising short term interest rate environment increasing the earnings credit applied to business demand deposit accounts which was used to offset service charges.

Gains on sales of loans totaled $1,008 for the third quarter of 2004 compared to $1,796 for the same period in 2003. During the third quarter of 2004, the Company sold $9,806 of the guaranteed portion of its Small Business Administration (“SBA”) and other government guaranteed loan originations in the secondary market compared to $8,410 during the third quarter of 2003, realizing gains of $898 in the third quarter of 2004 and $909 in the third quarter of 2003. Also, in the third quarter of 2004, the Company sold $11,698 of residential loans originated for sale compared to $79,014 during the same period in 2003, realizing gains of $110 in the third quarter 2004 and $887 in the third quarter 2003. In 2003, residential loan sale activity had been impacted by an increase in origination volumes in the favorable interest rate environment. However, due to the recent increase in rates and there being fewer customers who can benefit from refinancing, the trend of mortgage refinancing has slowed. As a result, fees associated with the mortgage related business have declined as refinancing activity slowed. Also, residential loan sale activity was impacted by the exiting of the wholesale lending business in 2004.

The Company intends to continue to place emphasis on its small business lending activities. The nature of the political climate in Washington, D.C. may periodically subject many existing government programs to much scrutiny and possible cutbacks. At the beginning of the first quarter of 2004 the SBA released a policy notice reducing the maximum loan size of regular 7(a) loans to $750 from $2,000. On April 5, 2004, legislation was signed into law, which extends programs under the Small Business Act. This law lifts the 7(a) loan cap from $750 to gross amount of $2,000 and increases the loan guaranty limit from $1,000 to $1,500. Several changes to the fee structure were also enacted. On October 1, 2004, the SBA issued a policy announcing the expiration of certain temporary provisions enacted in April 2004 regarding its programs. The key changes include a reduction in the maximum guarantee limit to $1,000 from $1,500 along with slightly higher borrower and lender fees. Management believes any future cutbacks could negatively affect the Company’s activities in the SBA lending programs as well as the planned expansion of such activities.

Net security losses in the third quarter of 2004 were $60 compared to a net gain of $1,821 in the third quarter of 2003. The security losses in the third quarter of 2004 related to the sale of equity securities and these losses were partially offset by a small gain above the recoded book value on the sale of the trust preferred security issued by North Country Financial Corporation.

Other income increased by $91, or 3.6%, to $2,626 for the third quarter of 2004 from $2,535 in the third quarter of 2003. The increase in other operating income was mainly attributed to a gain of $567 that was recognized on the sale of the Wooster Financial Center. This increase was partially offset by a decline in servicing income related to the mortgage servicing right (“MSR”) portfolio. During the third quarter of 2004, a recovery of $57 of previously recognized impairment charges was recorded compared with a recovery of $531 that was recognized in the third quarter of 2003. The value of the MSR portfolio is analyzed quarterly by considering critical assumptions for pre-payment speeds, the targeted investor yield to a buyer of MSRs, and float on escrows. Market interest rates are an external factor that can have a material influence on this valuation process, as interest rates influence pre-payment speeds and targeted investor yield. Management believes that the estimated aggregate fair value of the MSRs was fairly stated at September 30, 2004. Future impairment could be realized if pre-payment speeds increase beyond the assumption rates. If rates continue to rise and pre-payment activity slows, the value of the servicing rights should be positively impacted.

Non-Interest Expense. Total non-interest expense increased $14 to $15,683 in the three months ended September 30, 2004, compared to $15,669 in the three months ended September 30, 2003. It is expected that non-interest expenses will increase beginning in the fourth quarter of 2004 due to professional services associated with activities related to Section 404 of the Sarbanes-Oxley Act and due to staffing vacancies.

Salaries and employee benefits increased to $8,211 for the three months ended September 30, 2004 compared to $8,146 for the same period in 2003. Excluding the $357 merger-related severance and benefit accrual, salaries and employee benefits decreased to $7,854 and represented approximately 54.3% of total operating expenses (non-interest expense less amortization of intangibles) for the three months ended September 30, 2004 compared to $8,146, or 54.9% of total operating expenses in the third quarter of 2003. As a result of the delay in the merger, it is expected that salary and employee benefit costs will increase due to the continued effort to retain employees and recruit new employees.

Taxes, other than income taxes, for the quarter ended September 30, 2004 were $557 compared with $505 in the third quarter 2003. The increase in franchise tax expense was mainly due to higher capital levels within the Company’s Bank subsidiary.

Provision for Income Taxes. The Company’s provision for federal income taxes was $1,029, or 26.3% of pre-tax income, for the three months ended September 30, 2004 compared to $3,121, or 31.3% of pre-tax income, for the same period in 2003. The effective tax rate differed from the federal statutory rate principally as a result of tax-exempt income from obligations of states and political subdivisions, loans and earnings on bank owned life insurance. The Company’s effective tax rate for the third quarter of 2004 was also impacted by tax-exempt income being a larger portion of pre-tax income which had the effect of reducing the effective tax rate from the same period in 2003.

Comparison of Operating Results For The Nine Months Ended September 30, 2004 and 2003

Net Income. Net income for the nine months ended September 30, 2004 was $8,422, or $0.38 per diluted share. This compares with net income of $20,659, or $0.93 per diluted share for the same period in 2003. During the first nine months of 2004, salary expense of $5,065 pre-tax, or $3,292 after-tax, was recognized in relation to the exercise of certain stock options and $2,502 pre-tax, or $1,831 after-tax, of expense was recognized for merger-related professional fees and severance accrual. The salary charge and merger-related expenses impacted net income by $0.23 per diluted share for the first nine months of 2004. During the first nine months of 2004, net interest income decreased by 7.8% and non-interest income decreased by 12.5%, as compared to the same period in 2003. The net interest margin decreased to 2.97% for the first nine months of 2004, compared to 3.15% for the same period in 2003. The decrease in the net interest margin was primarily due to the yields on interest-earning assets declining faster than the cost of interest-bearing liabilities. The Company’s return on average assets and return on average equity were 0.42% and 3.67%, respectively, for the nine months ended September 30, 2004, compared to 1.00% and 9.17%, respectively, for the same period in 2003.

Interest Income. Total interest income decreased 11.7% to $93,888 for the nine months ended September 30, 2004, compared to $106,324 for the same period in 2003. In 2004, interest income has declined in part due to a lower level of interest-earning assets as compared to the same period in 2003. During the first nine months of 2004, the yield on interest-earning assets declined by 54 basis points from the same period in 2003. The Company’s yield on average loans was 5.60% for the nine months ended September 30, 2004 and 6.13% for the comparable year ago period. The decrease in the yield on loans was primarily impacted by sustained lower market rates throughout 2003 and the first six months of 2004. As a result, a large portion of the loan portfolio automatically repriced or borrowers chose to refinance to lower rates.

Yields on the securities portfolio decreased from 4.38% during the first nine months of 2003 to 3.53% during the same period in 2004. The decrease in the yield on securities was also primarily impacted by sustained lower market rates throughout 2003 and the first six months of 2004. During 2003, the securities portfolio experienced significant pre-payments on collateralized mortgage obligations and mortgage backed securities resulting in more cash flows being reinvested at lower market rates.

Interest Expense. Total interest expense decreased 16.4% to $40,303 for the nine months ended September 30, 2004, compared to $48,201 for the nine months ended September 30, 2003. The Company’s cost of interest-bearing liabilities decreased to 2.52% in the nine months ended September 30, 2004 compared to 2.90% in the same period of 2003. The decrease in the cost of funds was primarily from lower market rates affecting the rates paid on all deposit products and the cost of borrowings. Based on the current trends in market rates, the Company will have limited opportunities to decrease rates on deposits.

Provision for Loan Losses. The provision for loan losses is the expense necessary to maintain an allowance for loan losses at an appropriate level for management’s estimate of probable losses incurred in the loan portfolio. The evaluation of the allowance for loan losses takes into consideration such factors as current period net charge-offs that are charged against the allowance and a review of general economic conditions and uncertainties. The provision for loan losses was $7,700 for the nine months ended September 30, 2004, compared to $3,341 in the same period of 2003. This increase was mainly due to an increase in net charge-offs for the nine months ended September 30, 2004 to $5,924 compared to net charge-offs of $4,000 for the same period in 2003. Charge-offs were made in accordance with the Company’s standard policy and, for the nine months ended September 30, 2004, occurred primarily in the commercial, commercial real estate, aircraft, SBA and consumer loan portfolios. Additionally, the increase in the provision for loan losses was due to an increase in non-performing and impaired loans from December 31, 2003 and due to higher loss factors applied for certain loan types. The provision for loan losses was considered sufficient by management for maintaining an appropriate allowance for loan losses. Additional information regarding the allowance for loan losses and non-performing assets is included in the section captioned “Asset Quality”.

Non-Interest Income. Total non-interest income decreased by $3,060, to $21,419 for the nine months ended September 30, 2004, compared to $24,479 for the nine months ended September 30, 2003. Excluding net security gains, total non-interest income decreased by $977, to $21,227 for the nine months ended September 30, 2004, compared to $22,204 for the same period in 2003.

Trust, brokerage and insurance sales income increased by $288, or 5.2%, to $5,796 for the nine months ended September 30, 2004 from $5,508 in the same period of 2003. Brokerage and insurance sales revenue increased by $266 due to the hiring of additional brokers and due to more favorable market conditions.

Customer service fees, representing service charges on deposits and fees for other banking services, increased by $289, or 5.5%, to $5,546 in the first nine months of 2004 from $5,257 in the same period of 2003. The increase was mainly attributed to increased activity and charges within demand deposit accounts.

Gains on sales of loans totaled $2,939 for the nine months ended September 30, 2004 compared to $6,132 for the same period in 2003. During 2004, the Company sold $21,996 of the guaranteed portion of its SBA and other government guaranteed loan originations in the secondary market compared to $20,645 during the same period in 2003, realizing gains of $2,175 in 2004 and $2,460 in 2003. Also, in 2004, the Company sold $38,097 of residential loans originated for sale compared to $241,005 during the same period in 2003, realizing gains of $505 in 2004 and $2,816 in 2003. In addition, in 2004, the Company sold $7,082 of loans from the residential loan portfolio compared to $23,516 during the same period in 2003, realizing gains of $259 in 2004 and $856 in 2003. During the first quarter of 2004, $7,082 of construction loans that became eligible for sale upon conversion to permanent financing, were sold from the residential real estate loan portfolio as part of a strategy to manage the interest rate risk and the prepayment risk profile of the portfolio. In 2003, residential loan sale activity had been impacted by an increase in origination volumes in the favorable interest rate environment. However, due to the recent increase in rates and there being fewer customers who can benefit from refinancing, the trend of mortgage refinancing has slowed. As a result, fees associated with the mortgage related business have declined as refinancing activity slowed. Also, residential loan sale activity was impacted by the exiting of the wholesale lending business in 2004.

Other income increased by $1,639, or 30.9%, to $6,946 for the nine months ended September 30, 2004 from $5,307 in the same period of 2003. The increase in other operating income was mainly attributed to a recovery in previously recognized impairment charges on the MSR portfolio. During the first nine months of 2004, a recovery of $248 of previously recognized impairment charges was recognized compared with a $579 impairment charge that was recognized in the same period of 2003 as a reduction to servicing income. The value of the MSR portfolio is analyzed quarterly by considering critical assumptions for pre-payment speeds, the targeted investor yield to a buyer of MSRs, and float on escrows. Market interest rates are an external factor that can have a material influence on this valuation process, as interest rates influence pre-payment speeds and targeted investor yield. Management believes that the estimated aggregate fair value of the MSRs was fairly stated at September 30, 2004. Future impairment could be realized if pre-payment speeds increase beyond the assumption rates. If rates continue to rise and pre-payment activity slows, the value of the servicing rights should be positively impacted. Other income was also positively impacted during 2004 by a gain of $567 that was recognized on the sale of the Wooster Financial Center.

Non-Interest Expense. Total non-interest expense increased $6,452 to $55,631 in the nine months ended September 30, 2004, compared to $49,179 in the nine months ended September 30, 2003. Excluding the salary expense of $5,065 recognized in relation to the exercise of certain stock options and $2,502 of expense recognized for merger-related professional fees and severance accrual, total non-interest expense decreased $1,115, or 2.3%. It is expected that non-interest expenses will increase beginning in the fourth quarter of 2004 due to professional services associated with activities related to Section 404 of the Sarbanes-Oxley Act and due to staffing vacancies.

Including salary expense of $5,065 recognized in relation to the exercise of certain stock options and $782 merger-related severance and benefit accrual, salaries and employee benefits increased to $31,479 for the nine months ended September 30, 2004 compared to $26,560 for the same period in 2003. The $5,065 of expense was recognized as a result of the settlement of options for cash or with shares held for less than six months. Excluding the $5,065 option expense and $782 merger-related severance accrual, salaries and employee benefits decreased to $25,632 and represented approximately 54.2% of total operating expenses (non-interest expense less amortization of intangibles) for the nine months ended September 30, 2004 compared to $26,560, or 57.0% of total operating expenses in the same period in 2003. The second quarter of 2003 includes $1,232 of expense that was recognized for the termination of the defined benefit plan. As a result of the delay in the merger, it is expected that salary and employee benefit costs will increase due to the continued effort to retain employees and recruit new employees.

Taxes, other than income taxes, for the nine months ended September 30, 2004 were $1,797 compared with $1,547 for the same period in 2003. The increase in franchise tax expense was mainly due to higher capital levels within the Company’s Bank subsidiary.

Other non-interest expenses increased $1,451, to $12,919 during the first nine months of 2004 compared to $11,468 in the same period of 2003. The increase was mainly due to $1,720 of expense that was recognized in 2004 for merger-related professional fees.

Provision for Income Taxes. The Company’s provision for federal income taxes was $3,251, or 27.9% of pre-tax income, for the nine months ended September 30, 2004 compared to $9,423, or 31.3% for pre-tax income, for the same period in 2003. The effective tax rate differed from the federal statutory rate principally as a result of tax-exempt income from obligations of states and political subdivisions, loans and earnings on bank owned life insurance. The Company’s effective tax rate for the first nine months of 2004 was also impacted by tax-exempt income being a larger portion of pre-tax income which had the effect of reducing the effective tax rate from the same period in 2003.

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

Failure to receive principal and interest payments when due on a loan results in efforts by the Company to restore such loan to current status. Loans are classified as non-accrual when, in the opinion of management, full collection of principal and accrued interest is in doubt. Continued unsuccessful collection efforts generally lead to initiation of foreclosure or other legal proceedings. Property acquired by the Company as a result of foreclosure, or by deed in lieu of foreclosure, is classified as “other assets owned” until such time as it is sold or otherwise disposed of. The Company owned $2,254 of such property at September 30, 2004 compared to $2,143 at December 31, 2003.

Non-performing loans totaled $29,174, or 1.53% of total loans, at September 30, 2004, compared to $25,899, or 1.32% of total loans, at December 31, 2003. Non-performing assets totaled $31,428, or 1.65% of loans and other assets owned at September 30, 2004, compared to $28,042, or 1.42%, at December 31, 2003. Non-performing loans were mainly comprised of $8,577 of residential mortgage loans, $2,450 of aircraft loans, $5,620 of commercial real estate loans and $9,438 of SBA and other government guaranteed loans, of which $7,023 is guaranteed by the government. Non-performing loans, excluding the $7,023 of non-performing loans guaranteed by the government, totaled $22,151, or 1.17% of total loans, at September 30, 2004 compared to 0.98%, excluding $6,537 of non-performing loans guaranteed by the government, at December 31, 2003. While delinquencies and non-performing assets include the guaranteed portion of government guaranteed loans, management believes there is little risk of loss as these loans are submitted for liquidation and processed by the SBA. The SBA has historically not paid the Company the guaranteed portion of a defaulted loan until some time after the primary collateral securing the loan has been liquidated. The remaining increase in non-performing loans resulted primarily from delinquency trends in general. Residential delinquency trends are consistent with Ohio and national trends; bankruptcies are a significant part of non-performing loans. While the delinquency trends have caused increased delinquencies and non-performing assets, there continues to be little translation into losses. Management continues to remain cautious as the economic uncertainty extends in certain areas of the Company’s markets. Management of the Company is not aware of any material amounts of loans outstanding, not disclosed in the tables below, for which there is significant uncertainty as to the ability of the borrower to comply with present payment terms. The following is an analysis of the composition of non-performing assets and restructured loans:

	September 30, 2004	December 31, 2003
Non-accrual	$26,628	$20,566
Accruing loans 90 days or more past due	2,546	5,333

Total non-performing loans	29,174	25,899
Other assets owned and other non-performing assets	2,254	2,143

Total non-performing assets	$31,428	$28,042

Restructured loans	$2,461	$2,565

Non-performing loans to total loans	1.53%	1.32%
Non-performing assets to total assets	1.21%	1.03%
Non-performing assets to total loans plus other assets owned	1.65%	1.42%

Restructured loans consist of one loan that was restructured in May 1999 and has been performing in accordance with its restructured terms since such time. The restructured loan is not included in non-performing assets.

As of September 30, 2004, impaired loans were $11,186 compared with $7,476 at December 31, 2003. As of September 30, 2004 and December 31, 2003, $5,298 and $5,852, respectively, which are the government guaranteed portions of government guaranteed loans considered impaired are not included in impaired loans. The increase in impaired loans from December 31, 2003 was mainly attributed to an aircraft loan of $2,209 which is isolated to a single borrower. Commercial, commercial real estate and aircraft loans are classified as impaired if full collection of principal and interest in accordance with the terms of the loan documents is not probable. Impaired loans and non-performing loans have been considered in management’s analysis of the appropriateness of the allowance for loan losses.

Allowance for Loan Losses. The Company records a provision necessary to maintain the allowance for loan losses at a level sufficient to provide for probable incurred credit losses. The provision is charged against earnings when it is established. An allowance for loan losses is established based on management’s best judgment, which involves an ongoing review of prevailing national and local economic conditions, changes in the size and composition of the portfolio and review of individual credits. Growth of the loan portfolio, loss experience, economic conditions, delinquency levels, credit mix, and an evaluation of selected credits are factors that affect judgments concerning the appropriateness of the allowance. Actual losses on loans are charged against the allowance.

The allowance for loan losses totaled $26,387 at September 30, 2004, representing 1.39% of total loans, compared to $24,611 at December 31, 2003, or 1.25% of total loans outstanding. Net charge-offs for the nine months ended September 30, 2004 were $5,924, compared to net charge-offs of $4,000 for the same period in 2003. Charge-offs were made in accordance with the Company’s standard policy and, for the nine months ended September 30, 2004, occurred primarily in the commercial, commercial real estate, aircraft, SBA and consumer loan portfolios.

The allowance for loan losses as a percentage of non-performing loans (“coverage ratio”) was 90.4% at September 30, 2004, compared to 95.0% at December 31, 2003. Although used as a general indicator, the coverage ratio is not a primary factor in the determination of the appropriateness of the allowance by management, particularly given the extent to which the Company’s non-performing loans consist of single-family residential mortgage loans and that $7,023 of non-performing loans are guaranteed by the government. The allowance for loan losses as a percentage of non-performing loans, excluding the $7,023 of non-performing loans that are guaranteed by the government, was 119.1% at September 30, 2004 compared to 127.1%, excluding the $6,537 of non-performing loans that are guaranteed by the government, at December 31, 2003.

As of September 30, 2004, the aircraft portfolio of $117,497 represented 6.2% of the total loan portfolio. Management continues to carefully analyze the aircraft portfolio and the risk profile of the portfolio especially in light of decreasing collateral values in certain classes of aircraft. As of September 30, 2004, the aircraft portfolio consisted of $83,895 of non-jet aircraft and values of non-jet aircrafts have historically been more stable than jet aircrafts. The remainder of the portfolio consists of loans secured by jets. These loans are predominately to businesses that use their planes as a business tool and not actually within the aircraft industry, i.e. charters or flight schools, thus reducing the Bank’s exposure to the aircraft industry as a whole. No new originations of aircraft loans are expected due to the closing of the aircraft lending centers.

Comparison of September 30, 2004 and December 31, 2003 Financial Condition

Total assets were $2.59 billion at September 30, 2004, a decrease of $133,747, or 4.9%, from December 31, 2003. Total securities decreased by $70,532, or 14.9%, to $404,104 from December 31, 2003. The decline in securities was mainly related to the sale of the Company’s $40,000 trust preferred securities portfolio in order to reduce its credit exposure. Also, the cash flows on collateralized mortgage obligations and mortgage backed securities were not being re-invested into securities due to the expected closing of the merger. Management has begun implementing a strategy to re-invest portfolio cash flows. The Company’s general investment strategy is to manage the portfolio to include rate sensitive assets, matched against interest sensitive liabilities to reduce interest rate risk. In recognition of this strategy, as well as to provide a secondary source of liquidity to accommodate loan demand and possible deposit withdrawals, the Company has chosen to classify the majority of its securities as available-for-sale. At September 30, 2004, 99.5% of the total securities portfolio was classified as available-for-sale, while those securities that the Company intends to hold to maturity represented the remaining 0.5%.

Management periodically reviews the securities portfolio for possible impairment. Within the securities portfolio, an impairment charge of $1,410 was recognized during 2003 on a $2,000 trust preferred security issued by North Country Financial Corporation. During the third quarter of 2004, the trust preferred security issued by North Country Financial Corporation was sold for a slight gain above the recorded book value of the security. Management believes that the unrealized losses on securities available for sale are temporary in nature and due primarily to changes in interest rates and not a result of credit related issues. Management believes that the Company has the ability to hold securities with unrealized losses to maturity or until such time as the unrealized losses reverse.

Total loans declined by 4.6%, on an annualized basis, to $1.90 billion at September 30, 2004 compared to $1.97 billion at December 31, 2003. Within the loan portfolio, commercial real estate loans declined by $48,638, or 9.8% on an annualized basis, and aircraft loans declined by $15,780, or 15.8%, on an annualized basis. The decline in commercial real estate loans was attributed to competitive factors involving rate and structure and as a result of fewer lending officers originating new loans. Origination of new loans is expected to continue to be lower due to the turnover of relationship managers in areas where there is significant market overlap with Huntington. The decline in aircraft was mainly due to the closing of the aircraft lending centers. As a result, no new originations of aircraft loans are expected.

Total deposits decreased $158,024, or 10.7% on an annualized basis, to $1.82 billion at September 30, 2004 from $1.98 billion at December 31, 2003. A total of $15,377 of this decline was due to the sale of the Wooster Financial Center, of which $10,307 were certificates of deposits. Savings deposits, including money market accounts, declined by $13,839, interest-bearing demand deposits declined by $46,099, and certificate of deposits declined by $105,206 from December 31, 2003. These declines were partially offset by an increase in non-interest bearing demand deposits of $7,120 from December 31, 2003. During the first half of 2003, the Bank executed a deposit gathering strategy utilizing introductory rates within the interest bearing demand and money market deposit products. A portion of the funds gathered were rate sensitive and have shifted to other higher yielding alternatives. Also, the decline in certificate of deposits was partially due to the maturity of $60,170 of brokered certificates of deposits and is consistent with management’s overall strategy to change the deposit mix.

Short-term borrowings, which include sweep repurchase agreements and federal funds purchased, decreased by $5,180 to $51,233 at September 30, 2004, compared to $56,413 at December 31, 2003. Other borrowings increased by $22,695 to $367,548 at September 30, 2004, compared to $344,853 at December 31, 2003. During the first nine months of 2004, brokered certificates of deposits of $60,170 were paid off at maturity and replaced with overnight borrowings.

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

The Company’s principal source of funds to satisfy short-term liquidity needs comes from cash, due from banks, federal funds sold and borrowing capabilities through the FHLB, Federal Reserve Bank primary credit as well as other sources. Changes in the balance of cash and due from banks are due to changes in volumes of federal funds sold, and the float and reserves related to deposit accounts, which may fluctuate significantly on a day-to-day basis. As of September 30, 2004, cash, due from banks and federal funds sold totaled $69,480 compared with $58,500 at December 31, 2003. The securities portfolio serves as an additional source of liquidity for the Company. Securities with a market value of $402,111 were classified as available-for-sale as of September 30, 2004, representing 99.5% of the total securities portfolio. Classification of securities as available-for-sale provides for flexibility in managing net interest margin, interest rate risk, and liquidity. Securities with a market value of $318,565 at September 30, 2004 were pledged to secure public funds and other obligations.

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

Shareholders’ equity at September 30, 2004 was $310,186, compared to shareholders’ equity at December 31, 2003 of $302,823, an increase of $7,363. The increase in shareholders’ equity was mainly attributed to a reduction in the number of shares held in treasury stock due to treasury share activity associated with the exercise of stock options.

Under the risk-based capital guidelines, a minimum capital to risk-weighted assets ratio of 8.0% is required, of which, at least 4.0% must consist of Tier 1 capital (equity capital net of goodwill). Additionally, a minimum leverage ratio (Tier 1 capital to total assets) of 3.0% must be maintained. At September 30, 2004, the Company had a total risk-based capital ratio of 12.91%, of which 11.65% consisted of Tier 1 capital. The leverage ratio for the Company at September 30, 2004, was 9.00%.

Cash dividends declared and paid to shareholders of the Company totaled $8,844, or $0.405 per share, during the first nine months of 2004. This compares to dividends of $8,792, or $0.405 per share, for the same period in 2003.

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

In addition, bank regulators limit the amount of dividends a subsidiary bank can declare in any calendar year without obtaining prior approval. Banks must have the approval of its regulatory authority if a dividend in any year would cause the total dividends for that year to exceed the sum of the Bank’s current year’s “net profits” (or net income, less dividends declared during the period based on regulatory accounting principles) and the retained net profits for the preceding two years, less required transfers to surplus. As of September 30, 2004, $9,081 was available to pay as dividends to the holding company. Dividends in excess of this amount require regulatory approval prior to being paid.

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

At September 30, 2004, assuming an immediate, parallel 100 basis point shift in market yields, the Company’s net interest income for the next twelve months was calculated to decrease by 2.2% if rates decline and to increase by 1.8% if rates increase. At December 31, 2003, assuming an immediate, parallel 100 basis point shift in market yields, the Company’s net interest income for the next twelve months was calculated to decrease by 3.5% if rates declined and to increase by 1.0% if rates increased. Since interest rates on deposit products are very low, the Company would not realize any significant future benefit from lower rates, but as market rates trend upward, could profit from assets repricing more quickly than liabilities. The net present value of equity is defined as the difference between the present value of the Company’s assets and liabilities. In general, the present value of fixed rate financial instruments declines as market rates increase and increases as rates fall. Using the yield scenario defined above, the net present value of equity was forecasted to decline in a rising rate environment and to rise in a falling rate scenario.

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

The Company has interest rate swaps on which it pays fixed rates and receives variable rates. The two swaps, which have a total notional principal of $30,000, were executed to convert variable rate borrowings to fixed rates to reduce the risk of increased interest expense in a rising rate environment. Since they are cash flow hedges, they are recorded at a fair value of ($2,121) with changes recognized in other comprehensive income. For the nine months ended September 30, 2004, $1,220 has been recognized in interest expense related to the interest rate swaps compared with $1,367 for the same period in 2003.

Also, the Company has a program to provide long-term fixed rate loans to commercial borrowers without incurring interest rate risk by executing simultaneous interest rate swaps. Each swap is structured to have the same amortization and rate reset schedule as its underlying loan, which results in an effective fair value hedge. At September 30, 2004, the notional value of swaps in this program totaled $28,481 at a fair value of ($280). Changes in the market value of the swap and the loan are included in earnings.

The Company also has a notional balance of $3,000 of options on the S & P 500 which offsets the equivalent risk of certificate of deposit liabilities that have a return contractually linked to the index. The effective portion of the options and the embedded derivative are carried at a fair value of ($239). For the year-to-date, the Company has recognized $19 in current income for the ineffective portion of the derivative.

Item 4:

CONTROLS AND PROCEDURES

The management of the Company is responsible for establishing and maintaining effective disclosure controls and procedures as defined under Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. As of the end of the period covered by this quarterly report, an evaluation was performed under the supervision and with the participation of management, including the Chief Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, management concluded the Company’s disclosure controls and procedures as of September 30, 2004, were effective in ensuring material information required to be disclosed in this Quarterly Report on Form 10-Q was recorded, processed, summarized, and reported on a timely basis.

During the period covered by this report, the Company engaged extensive outside resources to assist with activities related to Section 404 of the Sarbanes-Oxley Act due to the extended delay of the merger and due to the loss of personnel. As part of this process, the Company has been reviewing, documenting and testing key processes and is currently pursuing the remediation of control deficiencies that have been identified which if not remediated could result in a material weakness. An internal control deficiency was identified within the finance department due to significant turnover in financial and accounting personnel causing a concentration of duties to exist. To mitigate this weakness, management instituted additional supervisory reviews during the period covered by this report and is actively working to further strengthen our accounting and finance team to eliminate control deficiencies. Other than the changes noted above, no additional changes were made to the Company’s internal controls over financial reporting during the quarter ended September 30, 2004 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 2. Changes in Securities and Use of Proceeds

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Number of Shares that May Yet Be Purchased Under the Plan
July 1, 2004 – July 31, 2004	3,326	27.41	—
August 1, 2004 – August 31, 2004	3,546	27.35	—
September 1, 2004 – September 30, 2004	1,670	27.91	—

	8,542	27.48	—

The above shares were purchased from shareholders who are selling less than 500 shares and participate in the dividend reinvestment plan.

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

(b) Reports on Form 8-K filed during the quarter ended September 30, 2004:

Report on Form 8-K dated July 27, 2004 announced second quarter 2004 financial results.

Report on Form 8-K dated August 31, 2004 announced that the company’s board of directors declared a quarterly cash dividend of $0.135 per common share payable on September 28, 2004, to shareholders of record on September 14, 2004.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Unizan Financial Corp. (Registrant)

Date November 9, 2004	/s/ Roger L. Mann
Roger L. Mann
President and
Chief Executive Officer

Date November 9, 2004	/s/ James H. Nicholson
James H. Nicholson
Executive Vice President,
Chief Operating Officer and
Principal Financial Officer