Form 10-K
period 2004-12-31
UNIZAN FINANCIAL CORP
filed 2005-03-31
CIK 746481

United States

Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

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

The aggregate market value of the Registrant’s outstanding voting common stock held by non-affiliates on June 30, 2004, determined using a per share closing price on that date of $26.10, as quoted on the Nasdaq Stock Exchange, was $534,126,217.

The number of shares outstanding of the Registrant’s common stock, as of February 28, 2005: 22,087,398 shares of $1.00 per share stated value common stock.

UNIZAN FINANCIAL CORP.

FORM 10-K

2004

PART I

Item 1 — Business

General Development of Business

Unizan Financial Corp. (the “Company”) is a bank holding company organized under the laws of the State of Ohio and is registered under the Bank Holding Company Act of 1956, as amended. It is headquartered in Canton, Ohio and conducts a full-service commercial and retail banking business through its wholly-owned subsidiary, Unizan Bank, National Association (“Bank”). The Company was formed as a result of the merger between BancFirst Ohio Corp. and UNB Corp. that was completed on March 7, 2002. The merger was accounted for under the purchase method of accounting. BancFirst Ohio Corp. was the accounting acquirer. Accordingly, UNB Corp.’s results of operations have been included in the Company’s financial statements from the date of the merger. The Company also has the following additional wholly owned subsidiaries: Unizan Financial Services Group, National Association; Unizan Banc Financial Services, Inc.; and Unizan, Inc. In February 2005, the Company surrendered its status as a financial holding company and the Company’s ownership of Unizan Financial Advisors, Inc. was transferred to the Bank. Also, Unizan Title Services, Inc. ceased operations in November 2004. These changes are not expected to have a material impact on the Company’s financial condition or operating performance.

On January 27, 2004, Huntington Bancshares Incorporated (“Huntington”), a $33 billion regional bank holding company headquartered in Columbus, Ohio, and the Company announced the signing of a definitive agreement to merge the two organizations. The merger was unanimously approved by both boards and has also been approved by the Company’s shareholders. In June 2004, the Federal Reserve Board (“FRB”) informed Huntington that it had extended its review period to coordinate further with the staff of the Securities and Exchange Commission (“SEC”) regarding the SEC’s ongoing formal investigation of Huntington and to complete its review of the Community Reinvestment Act aspects of the merger. In November 2004, Huntington announced that it expected to enter into formal supervisory agreements with its banking regulators, the FRB and the Office of the Comptroller of the Currency (“OCC”), providing for a comprehensive action plan designed to address its financial reporting and accounting policies, procedures and controls and its corporate governance practices and that it was withdrawing its regulatory applications for approval pending the resolution of these various matters. As a result, Huntington and the Company agreed to extend the expiration date of the definitive agreement from January 27, 2005 to January 27, 2006. Under terms of the agreement, the Company’s shareholders will receive 1.1424 shares of Huntington common stock, on a tax-free basis, for each share of the Company. On March 1, 2005, Huntington announced that it had entered into formal written agreements with its banking regulators to provide for a comprehensive action plan to address the aforementioned concerns. The formal written agreements remain in effect until terminated by the banking regulators. Huntington intends to resubmit its application for regulatory approval of the merger with the Company once the regulatory concerns have been resolved. No assurances, however, can be provided as to the ultimate timing or outcome of these matters.

During 2003, the Company’s Board of Directors approved a series of actions to strengthen its corporate governance practices. Included in those actions was the adoption of a new Code of Ethics and a Code of Ethics for Senior Financial Officers. More information on the Company’s Code of Ethics is available on the Company’s website at www.unizan.com.

The Company’s internet site, www.unizan.com, also contains an Investor Relations section which provides annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements, director and officer reports on Form(s) 3, 4, and 5 and amendments to those documents filed or furnished pursuant to the Securities Exchange Act of 1934 free of charge as soon as reasonably practicable after the Company has filed these documents with the SEC. In addition, the Company’s filings with the SEC may be read and copied at the SEC Public Reference Room at 450 Fifth Street, NW Washington, DC 20549. Information on the operation of the Public Reference Room may be obtained by calling 1-800-SEC-0330. These filings are also available on the SEC’s website at www.sec.gov free of charge as soon as reasonably practicable after the Company has filed the above referenced reports.

Description of Unizan Financial Corp.’s Business

The Company’s main affiliate, Unizan Bank, National Association, is a full-service banking organization with 42 banking offices offering a wide range of commercial, retail and fiduciary banking services primarily to customers in Stark, Summit, Muskingum, Licking, Franklin, Greene, Miami and Montgomery Counties of Ohio. Also, the Bank has small business lending centers to serve small businesses and specializes in loans guaranteed by the U.S. Department of Commerce, Small Business Administration (“SBA”). Currently, small business lending centers are located in Cleveland, Columbus, Cincinnati and Dayton, Ohio; Indianapolis, Indiana; Mt. Arlington, New Jersey and Detroit, Michigan. During 2004, the Company ceased the origination of aircraft loans and closed its Aircraft Lending Centers in Columbus, Ohio; Sacramento, California; and Orlando, Florida.

The Company offers a broad range of loan, deposit, trust and miscellaneous products and services. Loan products include commercial and commercial real estate loans, government guaranteed loans, a variety of residential mortgage and construction loan products, direct and indirect consumer installment loans, home equity lines of credit and VISA business lines of credit. During six out of the last eight years the Bank was the largest originator of loans in Ohio based on dollar volume under the SBA 7(a) program and has also been awarded the designation of Preferred Lender by the SBA. Deposit products include interest and non-interest bearing checking products, various savings and money market products, and certificates of deposit and IRAs with various maturities.

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

Unizan Banc Financial Services, Inc. is a consumer finance company, regulated under the Ohio Mortgage Loan Act. Its products include real estate and non-real estate secured loans, as well as personal note loans and indirect retail loans. At December 31, 2004, total loans outstanding, net of unearned income, were $13.7 million. Loans secured by real estate accounted for 78.7% of loans outstanding while the remaining 21.3% is derived from personal and retail, non-real estate loans.

Company Strategy

The Company believes its profitability in recent years has been, in part, attributable to a growth strategy that has been achieved through mergers and acquisitions. Management believes that increased size allowed the Company to:

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

The Company believes that it has been successful in implementing its strategy. However, the Company’s Board of Directors and Management have periodically reviewed and assessed the Company’s business, strategic direction, performance and prospects in the context of developments in the financial services industry and the competitive landscape in the markets in which the Company operates. The Company’s Board has also periodically reviewed and assessed various strategic options available to it, including, among other things, continued independence and strategic business combinations, as part of a continuing effort to improve its banking franchise and enhance shareholder value. The Company itself was formed as a result of the March 7, 2002 merger between BancFirst Ohio Corp. and UNB Corp.

In the fall of 2003, the Company’s Board of Directors, in consultation with Management, decided to retain the services of an investment banker to provide guidance and advice regarding the alternatives for maximizing shareholder value. After consideration of the alternatives and subsequent to discussions with Management, the Company’s legal counsel, the Board’s independent legal counsel, and the investment banker, the Company’s Board, taking into account the Company’s financial position, the competitive landscape in the financial marketplace, and the continuing consolidation trend among financial institutions, determined that a strategic transaction with another financial institution likely presented the best prospects for enhancing shareholder value. This ultimately led to the signing of a definitive agreement to merge with Huntington, previously discussed. Since this time, Management’s efforts have been primarily directed toward consummating the merger transaction, including the planned integration into Huntington, and sustaining franchise value by continuing the Company’s growth strategies, with emphasis in markets that do not overlap with Huntington. These efforts have been hindered by losses of personnel, including those in revenue generating roles, which have adversely impacted production levels as well as the Company’s ability to expand or continue offering certain product lines and by the delay in the pending merger. In the event that the merger with Huntington is not consummated, Management and the Board would re-assess the options available to it and revise the Company’s strategic direction, as necessary.

Risk Factors

The Pending Merger with Huntington may be delayed further or not occur at all

The completion of the pending merger with Huntington is dependent on, among other things, receipt of regulatory approvals, the timing of which cannot be predicted with precision and which may not be received at all. Further delays in the timing of the merger could continue to significantly impact the Company’s operating performance, retention of key employees, maintenance of an effective system of internal controls over financial reporting, and ability to grow in markets that overlap with Huntington. Furthermore, if regulatory approval of the merger is not obtained, customer confidence could deteriorate and have an adverse impact on the Company’s financial position, results of operations, funding and other liquidity resources, retention of key employees and customer relationships and cause the Company to re-assess its strategic direction. See “General Development of Business” under Item 1 – Business for the current status of the pending merger with Huntington.

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

The Company may be unable to manage interest rate risks, which could reduce its net interest income

The Company’s results of operations are affected principally by net interest income, which is the difference between interest earned on loans and securities and interest expense paid on deposits and other borrowings. The Company cannot predict or control changes in interest rates. Regional and local economic conditions and the policies of regulatory authorities, including monetary policies of the Board of Governors of the Federal Reserve System, affect interest income and interest expense. During the past several years, interest rates have been very volatile. The Company expects such volatility to continue. The Company takes measures intended to manage the risks that result from changes in market interest rates. However, changes in interest rates can still have a material adverse effect on the Company’s profitability.

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

Although the Company pursues an asset-liability management strategy designed to control its risk from changes in market interest rates, changes in interest rates can still have a material adverse effect on its profitability. See “Interest Rate Risk Management” in Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations of the Company.

The Company extends credit to a variety of customers based on internally set standards and the judgment of Management. The Company manages its credit risk through various programs of underwriting standards that it follows, the review of certain credit decisions, and an ongoing process of assessment of the quality of credit that it has already extended.

The Company takes credit risk by virtue of funding loans, purchasing non-governmental securities, extending loan commitments and letters of credit and being a counterparty to off-balance sheet financial instruments such as interest rate swaps. The Company’s exposure to credit risk is managed through the use of consistent underwriting standards that emphasize lending in the Company’s primary market areas while avoiding highly leveraged transactions as well as excessive industry and other concentrations. The credit administration function of the Company employs risk management techniques to ensure that loans adhere to established policies and that problem loans are promptly identified. These procedures provide Management with the information necessary to implement policy adjustments where necessary, and to take proactive corrective actions.

For further discussion concerning the Company’s management of credit risk, see the “Asset Quality” section in Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations. There can be no assurance that the Company’s credit standards and its on-going process of credit assessment will protect the Company from significant credit losses.

Changes in the SBA program or increased competition for such loans could adversely affect the Company’s profitability

The SBA lending program is a federal government program. The U.S. Congress continues to scrutinize government programs, including the SBA lending program. The Company cannot provide assurance that its participation in the SBA lending program will continue in its present manner. The Company’s strategic plan includes an emphasis on continued growth of its SBA lending program. Loans generated through this program contain portions (generally 75%), which are guaranteed by the government. The Company has typically sold these guaranteed portions in the secondary market. The non-interest income the Company generates from these sales has been and is expected to continue to be an important source of revenue for the Company. Future non-interest income from these activities depends on the Company’s ability to originate and sell loans under the SBA lending program. If the U.S. Congress changes the SBA lending program, or if the Company has increased competition for such loans, its operating results could be adversely affected.

Market area and competition

The financial services industry in the Company’s primary market area is highly competitive. The Bank competes actively with regional and super-regional bank holding companies, community banks, savings institutions, mortgage bankers, brokerage firms, insurance companies and loan production offices in its primary market area. The primary means of competition are through interest rates, pricing and service.

Changes in the financial services industry resulting from fluctuating interest rates, technological changes and deregulation have resulted in an increase in competition, merger activity and customer awareness of product and service differences among competitors.

Management believes that the Bank’s deposit mix, coupled with the legal lending limit regulations that the Bank is subject to, and limits imposed by the Bank’s asset and liability management policy, is such that no material portion of the Bank’s deposits or loans have been obtained from a single customer. Consequently, the loss of any one customer would not have a material adverse effect on its business. The business of the Company and the Bank is not seasonal to any material degree.

The inability to borrow funds through the Federal Home Loan Bank and other non-deposit sources may prevent the Company from meeting cash requirements of its depositors and borrowers or the operating cash needs of other activities.

Liquidity is the ability to meet cash flow needs on a timely basis at a reasonable cost. The liquidity of the Bank is used to make loans and to repay deposit liabilities as they become due or demanded by customers. Liquidity policies and limits are established by the board of directors, with operating limits set by the Company’s Asset and Liability Management Committee (“ALCO”). ALCO regularly monitors the overall liquidity position of the Bank as well as the Company to ensure that various alternative strategies exist to cover unanticipated events that could affect liquidity. ALCO also establishes policies and monitors guidelines to diversify the Bank’s wholesale funding sources to avoid concentrations in any one market source. Wholesale funding sources include Federal Home Loan Bank advances, federal funds purchased, securities sold under repurchase agreements, non-core deposits which include brokered deposits and borrowings from other banks.

The Company maintains a portfolio of securities that can be used as a secondary source of liquidity. Other sources of liquidity also exist should they be needed and include the sale or securitization of loans, the ability to acquire brokered deposits, additional collateralized borrowings and the issuance of preferred or common securities in public or private transactions. The Bank can also borrow through the Federal Reserve’s discount window.

If the Company were unable to access any of these funding sources when needed, it might be unable to meet the needs of its customers, which could adversely impact the Company’s financial condition, results of operations, cash flows and its level of qualifying regulatory capital. For further discussion, see the “Funding Sources” and “Liquidity Management” sections in Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The Company maintains internal operational controls and has invested in technology to help it process large volumes of transactions. However there can be no assurance that the Company will be able to continue processing the same or higher levels of transactions. If the Company’s system of internal controls should fail to work as expected, if its systems were to be used in an unauthorized manner, or if its employees were to subvert the system of internal controls, significant losses to the Company could occur.

The Company processes large volumes of transactions on a daily basis and is exposed to numerous types of operational risk. Operational risk resulting from inadequate or failed internal processes, people, and systems includes the risk of fraud by employees or persons outside of the Company, the execution of unauthorized transactions by employees, errors related to transaction processing and systems, and breaches of the internal control system and compliance requirements. This risk of loss also includes the potential legal actions that could arise as a result of an operational deficiency or as a result of noncompliance with applicable regulatory standards.

The Company establishes and maintains systems of internal operational controls that provide Management with timely and accurate information about its level of operational risk. While not foolproof, these systems have been designed to manage operational risk at appropriate, cost effective levels. The Company has also established procedures that are designed to ensure that policies relating to conduct, ethics and business practices are followed. From time to time, the Company experiences losses from operational risk, including the effects of operational errors, and these losses are recorded as non-interest expense.

While Management continually monitors and improves its system of internal controls, data processing systems and corporate-wide processes and procedures, and maintains bonding and other insurance to mitigate the amount of loss, there can be no assurance that the Company will not suffer losses in the future.

An extended disruption of vital infrastructure could negatively impact the Company’s business, results of operations and financial condition.

The Company’s operations depend upon, among other things, its infrastructure, including its equipment and facilities. Extended disruption of its vital infrastructure by fire, power loss, natural disaster, telecommunications failure, computer hacking or viruses, terrorist activity including the domestic or foreign response to such activity, or other events outside of the Company’s control could have a material adverse impact on the financial services industry as a whole and on the Company’s business, results of operations, cash flows and financial position. To mitigate this risk, the Company has established a business recovery plan. However there can be no assurance that such business recovery plan will be effective should such an unforeseen event occur.

The Company’s financial statements must conform to accounting principles generally accepted in the United States (“GAAP”), which requires Management to make estimates and assumptions that affect amounts reported in the financial statements. Actual results could differ materially from those estimates.

The preparation of the financial statements in conformity with GAAP requires Management to establish critical accounting policies and make accounting estimates, assumptions, and judgments that affect amounts recorded and reported in its financial statements. An accounting estimate requires assumptions about uncertain matters that could have a material effect on the financial statements if a different amount within a range of estimates were used or if estimates changed from period to period. The Company’s financial statements include estimates related to accruals of income and expenses and determination of fair values or carrying values of certain, but not all, assets and liabilities. These estimates are based on information available to Management at the time the estimates are made. Factors involved in these estimates could change in the future leading to a change of those estimates, which could be material to the Company’s results of operations or financial condition.

For further discussion, see the “Critical Accounting Policies and Impact of Accounting Estimates” section in Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Failure to maintain effective internal controls over financial reporting in the future could impair the Company’s ability to accurately and timely report its financial results or prevent fraud, resulting in loss of investor confidence and adversely affecting the Company’s business and stock price.

Effective internal controls over financial reporting are necessary to provide reliable financial reports and to prevent fraud. As a bank holding company, the Company is subject to regulation that focuses on effective internal controls and procedures. Management continually seeks to improve these controls and procedures. In addition, in 2004, the Company worked diligently to further document and test its internal controls and procedures in order to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act of 2002. This Act requires, beginning with this report, Management to furnish a report assessing the Company’s internal controls over financial reporting and stating whether such controls are effective.

Management is required and will continue to assess the Company’s controls and procedures and modify, supplement and change such controls from time to time as necessitated by the Company’s growth, expansion in new areas, and reaction to external events and developments. However, there can be no guarantee of the effectiveness of the controls and procedures on an on-going basis. Any failure to maintain an effective internal control environment in the future could impact the Company’s ability to report its financial results on an accurate and timely basis, which could result in regulatory action, loss of investor confidence, or the Company’s business and stock price being adversely impacted. See Item 9A – Controls and Procedures.

The OCC may impose dividend payment and other restrictions on the Bank, which would impact the Company’s ability to pay dividends to its shareholders.

The OCC is the primary regulatory agency that examines the Bank, its subsidiaries and their respective activities. Under certain circumstances, including any determination that the activities of the Bank or its subsidiaries constitute an unsafe or unsound banking practice, the OCC has the authority by statute to restrict the Bank’s ability to transfer assets, make distributions to its shareholder and redeem preferred securities.

Under applicable statutes and regulations, dividends by a national bank may be paid out of current or retained profits, but a national bank is prohibited from declaring a cash dividend on shares of its common stock out of net profits until the surplus fund equals the amount of capital stock or, if the surplus fund does not equal the amount of capital stock, until certain amounts from net profits are transferred to the surplus fund. Moreover, the prior approval of the OCC is required for the payment of a dividend if the total of all dividends declared by a national bank in any calendar year would exceed the total of its net profits for the year combined with its net profits for the two preceding years, less any required transfers to surplus or a fund for the retirement of any preferred securities.

Payment of dividends could also be subject to regulatory limitations if the Bank became under-capitalized for purposes of the OCC prompt corrective action regulations. Under-capitalized is currently defined as having a total risk-based capital ratio of less than 8.0%, a Tier I risk-based ratio of less than 4%, or a core capital, or leverage, ratio of less than 4%. The Bank’s inability to pay dividends to the Company would negatively impact the Company’s ability to pay dividends to its shareholders. Throughout 2004, the Bank was in compliance with all regulatory capital requirements and considered “well-capitalized”.

For further discussion see the “Capital Resources” section in Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The FRB may require the Company to commit capital resources to the Bank.

The FRB, which examines the Company and its non-bank subsidiaries, has a policy stating that a bank holding company is expected to serve as a source of financial and managerial strength to a subsidiary bank and to commit resources to support such subsidiary bank. Under the scope of the source of strength doctrine, the FRB may require a bank holding company to make capital injections into a troubled subsidiary bank, and may charge the bank holding company with engaging in unsafe and unsound practices for failure to commit resources to such subsidiary bank. A capital injection may be required at times when the holding company may not have the resources to provide it, and therefore the holding company may be required to borrow the funds. Any loans by a holding company to its subsidiary bank are subordinate in the right of payment to deposits and certain other indebtedness of such subsidiary bank. In the event of a bank holding company’s bankruptcy, the bankruptcy trustee will assume any commitment by the holding company to a federal bank regulatory agency to maintain the capital of a subsidiary bank. Moreover, the bankruptcy law provides that claims based on any such commitment will be entitled to a priority of payment over the claims of the institution’s general unsecured creditors, including the holders of its note obligations. Thus, any borrowing that must be obtained from an external source by the holding company in order to make a required capital injection becomes more difficult and expensive and will adversely impact the holding company’s results of operations and cash flows.

Although Management does not foresee the need to make capital injections to the Bank under the source of strength doctrine in the foreseeable future, the FRB has emphasized the need for the Company to strengthen its access to liquidity resources that would be available to improve the capital position of the Bank should the need arise. The Company currently has an understanding with the FRB that any additional borrowing obtained by the Company or the payment of any dividend by the Company to its shareholders requires the prior approval of the FRB.

New or changes in existing tax, accounting and regulatory laws, regulations, rules, standards, policies and interpretations or requirements could significantly impact the Company’s strategic initiatives, results of operations, cash flows and financial condition.

The financial services industry is extensively regulated. Federal and state banking regulations are designed primarily to protect the deposit insurance funds and consumers, not to benefit a financial company’s shareholders. These regulations may sometimes impose significant limitations on operations. The significant federal and state banking regulations that affect the Company are described in this report under the heading “Regulation and Supervision.” These regulations, along with the currently existing tax, accounting, securities, insurance and monetary laws, regulations, rules, standards, and interpretations control the methods by which financial institutions conduct business, implement strategic initiatives and tax compliance, and govern financial reporting and disclosures. These laws, regulations, standards, policies, and interpretations are constantly evolving and may change significantly over time. In addition, the Company and the Bank may be subject to actions of its primary regulators that are specific to the Company or the Bank.

Events that may not have a direct impact on the Company, such as the bankruptcy of major U.S. companies, have resulted in legislators, regulators and authoritative bodies such as the Financial Accounting Standards Board, the Securities and Exchange Commission, the Public Accounting Oversight Board, and various taxing authorities responding by adopting and / or proposing substantive revisions to laws, regulations, rules, standards, policies, and interpretations. International capital standards developed in the framework of the Basel Committee on Banking Supervision may also affect the competitive environment for United States banks.

The nature, extent, and timing of the adoption of significant new laws and regulations, or changes in or repeal of existing laws or regulations, or specific actions of regulators, may have a material impact on the Company’s business and results of operations. However, it is impossible to predict at this time the extent to which any such adoption, change, or repeal would impact the Company.

Regulation and Supervision

As a bank holding company, the Company is subject to the reporting requirements of, and examination and regulation by, the FRB under the Bank Holding Company Act of 1956, as amended (the “Act”). Under the Act, bank holding companies may not, in general, directly or indirectly acquire ownership or control of more than 5% of the voting shares of any company, including a bank or bank holding company, without the prior approval of the FRB. In addition, bank holding companies are generally prohibited from engaging in nonbanking (i.e. commercial or industrial) activities, subject to certain exceptions under the Act. The Federal Reserve has by regulation determined that certain activities are closely related to banking within the meaning of the Bank Holding Company Act. These activities include among others, operating a mortgage company or finance company; performing certain data processing operations; providing investment and financial advice and acting as an insurance agent for certain types of credit-related insurance.

Under a policy adopted by the FRB, a bank holding company is expected to serve as a source of financial and managerial strength to each of its subsidiary banks and, under appropriate circumstances, to commit resources to support each subsidiary bank. This support may be sought by the FRB at times when a bank holding company may not have the resources to provide it or, for other reasons, would not be otherwise inclined to provide it.

In November 1999, the Gramm-Leach-Bliley, or Financial Services Modernization Act was enacted, amending the Bank Holding Company Act of 1956, modernizing the laws governing the financial services industry. This Act contains a variety of provisions of benefit to the banking industry, including provisions which greatly expand the powers of banks and bank holding companies by authorizing a bank holding company to affiliate with any financial company and cross-sell an affiliate’s products, thus allowing such a company to offer its customers any financial product or service. The Act expands the number of permissible activities to include a wide variety of financial activities; any activity not already included in the list that the Federal Reserve and the Treasury Department considered financial in nature or incidental to financial activities; and any activity that the Federal Reserve determines in the future is complementary to a financial activity and which does not pose a substantial safety and soundness risk.

The Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (the “Patriot Act”), designed to deny terrorists and others the ability to obtain access to the United States financial system, has significant implications for depository institutions, brokers, dealers and other businesses involved in the transfer of money. The Patriot Act, as implemented by various regulatory agencies, requires financial institutions, including the Company and its subsidiaries, to implement new policies and procedures or amend existing policies and procedures with respect to, among other matters, anti-money laundering, compliance, suspicious activity and currency transaction reporting and due diligence on customers. The Patriot Act and its underlying regulations also permit information sharing for counter-terrorist purposes between federal law enforcement agencies and financial institutions, as well as among financial institutions, subject to certain conditions, and require the FRB (and other federal banking agencies) to evaluate the effectiveness of an applicant in combating money laundering activities when considering applications filed under Section 3 of the Act or Bank Merger Act. The Company’s Board has approved policies and procedures that are believed to be in compliance with the Patriot Act.

On July 30, 2002, President Bush signed into law the Sarbanes-Oxley Act of 2002, which contains important new requirements for public companies in the area of financial disclosure and corporate governance. Section 302(a) of the Sarbanes-Oxley Act requires written certifications by the Company’s Chief Executive Officer and Principal Financial Officer that the Company’s quarterly and annual reports filed with the SEC do not contain any untrue statement of a material fact. In response to the Sarbanes-Oxley Act of 2002, the Company adopted a series of procedures to improve its corporate governance practices. One of these actions included the formation of a Financial Disclosure Committee whose members include the Chief Executive Officer, the Principal Financial Officer and other officers of the Company. The Company also requires signed certifications from managers who are responsible for internal controls throughout the Company as to the integrity of the information they prepare. These procedures supplement the Company’s Code of Ethics policies and procedures that have previously been in place. See Item 9(a) “Controls and Procedures” for an evaluation of the Company’s disclosure controls and procedures.

The Company is under the jurisdiction of the SEC for matters relating to its securities and is subject to the disclosure and regulatory requirements of the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended (“Exchange Act”). Common stock of the Company is also listed on The Nasdaq Stock Market (“Nasdaq”) under the trading symbol “UNIZ” and the Company is subject to the rules of Nasdaq.

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

As a national bank, the Bank is supervised and regulated by the OCC. The deposits of the Bank are insured by the Bank Insurance Fund (“BIF”) while deposits purchased from savings and loans are insured by the Savings Association Insurance Fund (“SAIF”) of the Federal Deposit Insurance Corporation (“FDIC”). The Bank is subject to the applicable provisions of the Federal Deposit Insurance Act. Various requirements and restrictions under the laws of the United States and the State of Ohio affect the operations of the Bank, including requirements to maintain reserves against deposits, restrictions on the nature and amount of loans which may be made and the interest which may be charged thereon, restrictions relating to investments and other activities, limitations on credit exposure to correspondent banks, limitations on activities based on capital and surplus, limitations on payment of dividends and limitations on branching. Under current laws, the Bank may establish branch offices throughout the State of Ohio. The Interstate Banking and Branching Efficiency Act of 1994 permits nationwide interstate banking and branching. “Adequately capitalized” and “well managed” bank holding companies may acquire a bank in any state, subject to certain limitations. In addition, effective June 1997, such bank holding companies can consolidate banks owned in multiple states into a single branch network, or acquire out-of-state banks as branches. De novo interstate branching is not authorized, unless the laws of other states specifically authorize it.

The Company and the Bank are subject to regulatory capital requirements administered by federal banking agencies. The guidelines establish a systematic, analytical framework that makes regulatory capital requirements sensitive to differences in risk profiles among depository institutions, takes off-balance sheet exposure into account in assessing capital adequacy and reduces disincentives to holding liquid, low-risk assets. Risk-based capital ratios are determined by classifying assets and specified off-balance sheet financial instruments into weighted categories with higher levels of capital being required for categories perceived as representing greater risk. FRB policy also provides that banking organizations generally, and, in particular, those that are experiencing internal growth or actively making acquisitions, are expected to maintain capital positions that are substantially above the minimum supervisory levels, without significant reliance on intangible assets. The regulations provide five different classifications of capitalization, with “prompt corrective actions” and significant operational restrictions imposed on institutions that are capital deficient under the classifications. The five classifications are: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized.

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

At December 31, 2004, the Company (parent only) had $14,321 of cash and cash equivalents. The ability of the Company to obtain additional funds for the payment of dividends and for other cash requirements is largely dependent on the amount of dividends that may be declared by the Bank. Banking regulations require maintaining certain capital levels and may limit the dividends paid by the Bank to the holding company or by the holding company to shareholders. Generally, dividends are limited to the current and prior two years retained earnings. Payment of dividends by the Bank may be restricted at any time at the discretion of the regulatory authorities if they deem such dividends to constitute an unsafe and/or unsound banking practice or if necessary to maintain adequate capital for the Bank. These provisions could have the effect of limiting the Company’s ability to pay dividends on its outstanding common shares. While these restrictions would not presently limit the Company from paying normal dividends, the Company currently has an understanding with its primary regulator that requires the Company to obtain the approval of such primary regulator prior to the payment of any dividend by the Company.

To the extent that the previous information describes statutory and regulatory provisions, it is qualified in its entirety by reference to the full text of those provisions. Also, such statutes, regulations and policies are continually under review by Congress and state legislatures and federal and state regulatory agencies. A change in applicable statutes, regulations or regulatory policies could have a material effect on the business of the Company.

Effects of Compliance with Environmental Protection Regulations

Compliance with Federal, State and local provisions regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment has not had a material effect upon the capital expenditures, earnings or competitive position of the Company or its subsidiaries. The Company anticipates, based on the nature of its business, that it will not be required to make any capital expenditures for the purpose of protecting the environment in the foreseeable future. From time to time, the Bank may be required to make capital expenditures for environmental control facilities related to properties acquired through foreclosure proceedings.

Employees

As of December 31, 2004, the Company and its subsidiaries had 627 full-time equivalent employees. The company and its subsidiaries are not a party to any collective bargaining agreement and management considers its relationship with its employees to be satisfactory.

Financial Information About Geographic Areas

The Company and its subsidiaries do not have any offices located in foreign countries and they have no foreign assets, liabilities, or related income and expense for the years presented.

Statistical Disclosure – Guide 3 Information

For information regarding financial disclosures related to the Company as required under the SEC’s Industry Guide 3, “Statistical Disclosures by Bank Holding Companies,” see Management’s Discussion and Analysis of Financial Condition and Results of Operations of the Company and the accompanying notes.

Item 2 — Properties

The Company’s headquarters and the Bank’s main office, executive offices and various administrative offices are located in 21,800 square feet of the Unizan Bank Building, at 220 Market Avenue, South, Canton, Ohio. The property is leased through 2013 with five three-year options extending through the year 2028. Unizan Bank Center, at 624 Market Avenue, North, Canton, Ohio, is owned by the Bank and houses various administrative and operational departments of the Bank. The Bank also owns, free and clear of any encumbrances, thirty-one other buildings used as full service banking locations. Two additional full service branch locations are located in buildings owned by the Bank on land that is being leased on an extended basis. One full service branch is located in a 15,000 square foot facility that is leased by the Bank. This facility is also used by the Bank for business lending, private banking, administrative and various operational activities. The Company also leases space in thirteen additional locations used primarily for full service banking locations, business lending and operational activities.

Unizan Banc Financial Services, Inc. currently has one office in Stark County located in leased space at 4906 Portage Street NW in North Canton, Ohio. This lease expires in August 2007.

Space is leased for Unizan Financial Advisors, Inc. at 6275 Frank Avenue NW, in North Canton, Ohio, with a term that runs through September 2006.

The aggregate annual rentals paid by the Company during the past fiscal year did not exceed five percent of its operating expenses. Management believes that its properties are adequately insured and that the facilities owned or leased by the Company are satisfactory for its current operations. There is no mortgage debt owing on any of the above properties owned by the Bank.

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

In February 2004, a lawsuit was filed by two of the Company’s shareholders in the Common Pleas Court of Stark County, Ohio against the Company, its directors and certain of its executive officers alleging breach of fiduciary duty in evaluating and approving the agreement to merge the Company with Huntington. The plaintiffs requested the court to grant them class action status to bring the case on behalf of all shareholders. Among other things, the lawsuit sought to prevent the Company from merging with Huntington and requested unspecified monetary damages. In April 2004, the defendants filed a motion to dismiss the lawsuit, which was granted, without prejudice, in May 2004. The time in which the plaintiffs could appeal the dismissal has expired.

Item 4 — Submission of Matters to a Vote of Security Holders

On December 28, 2004, the Company held its Annual Meeting of the Shareholders at which the Company’s shareholders elected the following six individuals to serve until the 2007 Annual Meeting or until their successors are elected and qualified:

	Votes For	Votes Against
• E. Lang D’Atri	15,973,262	257,471
• Russell W. Maier	13,872,831	2,357,902
• James M. Matesich	15,959,352	271,381
• E. Scott Robertson	15,953,780	276,953
• Karl C. Saunders	15,967,148	263,585
• John W. Straker, Jr.	15,955,326	275,407

In addition, the terms of office for the following directors continued after the meeting:

• Louis V. Bockius III

• Philip E. Burke

• Roger L. DeVille

• Frank J. Dosch

• Gary N. Fields

• Susan S. Holdren

• Edgar W. Jones, Jr.

• Gene E. Little

• Roger L. Mann

• James L. Nichols

• Marc L. Schneider

• George M. Smart

• William T. Stewart

• Warren W. Tyler

PART II

Item 5 — Market Price of and Dividends on the Common Equity and Related Stockholder Matters

Shares of the Company’s common stock are traded on The Nasdaq Stock Market under the symbol UNIZ.

Market Price Ranges for Common Stock

	2004
Quarter	High	Low	Dividend Rate
First	$26.68	$20.26	$0.135
Second	$26.10	$23.90	$0.135
Third	$28.22	$25.83	$0.135
Fourth	$28.05	$24.45	$0.135

	2003
Quarter	High	Low	Dividend Rate
First	$20.32	$18.32	$0.135
Second	$19.10	$16.50	$0.135
Third	$20.05	$17.75	$0.135
Fourth	$21.67	$18.08	$0.135

As of February 28, 2005, the Company had 2,824 shareholders of record and an estimated 3,400 additional beneficial holders whose stock was held in nominee name.

For information as to restrictions on the ability of the Bank to transfer funds to the Company in the form of cash dividends, attention is directed to the caption “Capital Resources” found within Management’s Discussion and Analysis and to Note 18—Dividend and Regulatory Capital Requirements of this Form 10-K.

Item 6 — Five Year Summary of Selected Data

FIVE YEAR SUMMARY OF SELECTED DATA

	Years ended December 31,
	2004	2003	2002(2)	2001	2000
	(In thousands of dollars, except per share data)
Statement of Income Data:
Interest income	$125,107	$138,860	$146,720	$114,370	$111,725
Interest expense	54,291	62,129	65,510	68,132	70,946

Net interest income	70,816	76,731	81,210	46,238	40,779
Provision for loan losses	9,125	4,833	7,893	2,250	1,800
Non-interest income	24,907	30,602	25,620	14,022	13,121
Non-interest expense	70,679	68,169	60,693	34,300	31,617

Income before income taxes and cumulative effect of change in accounting principles	15,919	34,331	38,244	23,710	20,483
Provision for federal income tax	4,223	11,108	11,739	7,659	6,552

Income before cumulative effect of change in accounting principles	11,696	23,223	26,505	16,051	13,931
Accounting method change—Adoption of FAS 142	—	—	(1,392)	—	—

Net income	$11,696	$23,223	$25,113	$16,051	$13,931

Cash dividends declared	$11,835	$11,717	$11,446	$5,129	$4,652

Per share data:(1)
Income before cumulative effect of accounting change:
Basic	$0.53	$1.07	$1.31	$1.38	$1.26
Diluted	0.53	1.05	1.28	1.37	1.25
Net income:
Basic	0.53	1.07	1.25	1.38	1.26
Diluted	0.53	1.05	1.21	1.37	1.25
Dividends	0.54	0.54	0.52	0.44	0.42
Book value per share	14.21	14.04	13.84	10.06	9.21

Average balances:
Total assets	$2,661,563	$2,743,327	$2,418,613	$1,530,326	$1,450,555
Total earning assets	2,420,083	2,494,045	2,192,546	1,429,372	1,351,965
Total deposits	1,878,941	2,008,451	1,729,394	1,117,653	952,617
Gross loans	1,938,331	1,951,840	1,752,249	1,078,111	990,811
Shareholders’ equity	308,483	301,914	265,027	113,092	90,329

Financial ratios:
Net income as a percentage of:
Average assets	0.44%	0.85%	1.04%	1.05%	0.96%
Average shareholders’ equity	3.79	7.69	9.48	14.19	15.42
Cash dividends as a percentage of net income	101.19	50.45	45.58	31.96	33.02
Average shareholders’ equity as a percentage of average assets	11.59	11.01	10.96	7.39	6.23
Net interest margin	2.97	3.12	3.74	3.29	3.09
Gross loans/assets	72.85	72.20	71.71	70.64	69.87
Gross loans/deposits	101.83	99.77	99.94	94.60	97.85
Allowance for loan losses/total loans	1.41	1.25	1.33	1.02	0.93
Net charge-offs to average loans	0.38	0.28	0.31	0.17	0.09

Year-end balances:
Total assets	$2,572,834	$2,730,313	$2,691,902	$1,471,454	$1,559,601
Borrowings	362,697	365,472	351,911	240,565	325,368
Total shareholders’ equity	311,925	302,823	304,290	116,506	107,142

(1)	Per share data has been restated to reflect all stock dividends, stock splits and by the 1.325 exchange factor for the merger of BancFirst Ohio Corp. and UNB Corp.
(2)	The merger of BancFirst Ohio Corp. and UNB Corp. in 2002 significantly affects the comparability of the Company’s results of operations for prior years.

Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Dollars in thousands, except per share data)

For a comprehensive understanding of the Company’s financial condition and performance, this discussion should be read in conjunction with the Consolidated Financial Statements, accompanying notes, and other information contained elsewhere herein.

Forward Looking Statements

Certain statements contained in this report that are not historical facts are forward looking statements that are subject to certain risks and uncertainties. When used herein, the terms “anticipates,” “plans,” “expects,” “believes,” “estimates” or “projects” and similar expressions as they relate to the Company or its management are intended to identify such forward looking statements. The Company’s actual results, performance or achievements may materially differ from those expressed or implied in the forward looking statements. Risks and uncertainties that could cause or contribute to such material differences include, but are not limited to: general economic conditions; interest rate environment; competitive conditions in the financial services industry; changes in law, governmental policies and regulations; material unforeseen changes in the liquidity, results of operation, or financial condition of the Company’s customers; and other risks detailed in the “Risk Factors” section in Item 1- Business, all of which are difficult to predict and many of which are beyond the control of the Company.

Introduction

The following is management’s discussion and analysis of the financial condition and results of the operations of the Company. The reported results of the Company primarily reflect the operations of the Company’s Bank subsidiary. The Company’s results of operations are dependent on a variety of factors, including the general interest rate environment, competitive conditions in the industry, governmental policies and regulations and conditions in the markets for financial assets. Like most financial institutions, the primary contributor to the Company’s income is net interest income, which is defined as the difference between the interest the Company earns on interest-earning assets, such as loans and securities, and the interest the Company pays on interest-bearing liabilities, such as deposits and borrowings. The Company’s operations are also affected by non-interest income, such as checking account and trust fees and gains from sales of loans. The Company’s principal operating expenses, aside from interest expense, consist of salaries and employee benefits, occupancy costs, and other general and administrative expenses.

The Company was formed as a result of the merger between BancFirst Ohio Corp. and UNB Corp. that was completed on March 7, 2002. BancFirst Ohio Corp.’s shareholders received, for each BancFirst Ohio Corp. share, 1.325 shares of UNB Corp. common stock. The merger was accounted for under the purchase method of accounting. Accordingly, UNB Corp.’s results of operations have been included from the date of the merger. BancFirst Ohio Corp. was treated as the acquirer for accounting purposes since BancFirst Ohio Corp. shareholders acquired majority stock ownership. The historical numbers reported for comparison purposes reflect BancFirst Ohio Corp.’s results. Total assets added from this merger approximated $1.2 billion.

On January 27, 2004, Huntington, a $33 billion regional bank holding company headquartered in Columbus, Ohio, and the Company announced the signing of a definitive agreement to merge the two organizations The merger was unanimously approved by both boards and has also been approved by the Company’s shareholders.. In June 2004, the FRB informed Huntington that it had extended its review period to coordinate further with the staff of the SEC regarding its ongoing formal investigation of Huntington and to complete its review of the Community Reinvestment Act aspects of the merger. In November 2004, Huntington announced that it expected to enter into formal supervisory agreements with its banking regulators, the FRB and the OCC, providing for a comprehensive action plan designed to address its financial reporting and accounting policies, procedures and controls and its corporate governance practices and that it was withdrawing its regulatory applications for approval pending the resolution of these various matters. As a result, Huntington and the Company agreed to extend the expiration date of the definitive agreement from January 27, 2005 to January 27, 2006. Under terms of the agreement, the Company’s shareholders will receive 1.1424 shares of Huntington common stock, on a tax-free basis, for each share of the Company. On March 1, 2005, Huntington announced that it had entered into formal written agreements with its banking regulators to provide for a comprehensive action plan to address the aforementioned issues. The formal written agreements remain in effect until terminated by the banking regulators. Huntington intends to resubmit its application for regulatory approval of the merger with the Company once the regulatory concerns have been resolved. No assurances, however, can be provided as to the ultimate timing or outcome of these matters.

Since the signing of the definitive agreement, Management’s efforts have been primarily directed toward consummating the merger transaction, including the planned integration into Huntington, and sustaining franchise value by continuing the Company’s growth strategies, with emphasis in markets that do not overlap with Huntington. These efforts have been hindered by losses of personnel, including those in revenue generating roles, which have adversely impacted production levels as well as the Company’s ability to expand or continue offering certain product lines and by the delay in the pending merger. In the event that the merger with Huntington is not consummated, the Company’s financial condition, operating performance, cash flows and stock price could be adversely impacted and cause Management and the Board to re-assess the options available to it and revise the Company’s strategic direction, as necessary.

Results of Operations

The Company’s consolidated net income for 2004 was $11,696, or $0.53 per diluted share. This compares with net income of $23,223, or $1.05 per diluted share, for 2003 and $25,113, or $1.21 per diluted share, for 2002. Return on average assets was 0.44% in 2004, compared with 0.85% and 1.04% for 2003 and 2002, respectively. The Company’s return on average equity was 3.79% for 2004, compared with 7.69% in 2003 and 9.48% in 2002.

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

Net interest margin, the measure of the net yield on average interest-earning assets on a FTE basis, is calculated by dividing net interest income on a FTE basis by average interest-earning assets. The following table presents, for each period indicated, the total dollar amount of interest income from average interest-earning assets and the resultant yields, as well as the interest expense on average interest-bearing liabilities, expressed both in dollars and percentage rates, and the net interest margin. The net interest margin is affected by the level and mix of interest-earning assets, the proportion funded by non-interest versus interest-bearing liabilities, and the interest rate spread between them. All average balances are average daily balances. Non-accruing loans are included in average loan balances. Interest on loans includes loan fees in the amount of $4,082, $4,315 and $3,903 for the years ended December 31, 2004, 2003 and 2002, respectively.

AVERAGE BALANCE SHEET AND RELATED YIELDS

	2004			2003			2002
	Average Balance	Interest*	Rate*	Average Balance	Interest*	Rate*	Average Balance	Interest*	Rate*
	(In thousands of dollars)
Interest earning assets:
Interest bearing deposits	$4,798	$38	0.79%	$2,410	$12	0.50%	$2,460	$30	1.22%
Federal funds sold	1,891	29	1.53%	13,438	161	1.20%	13,586	211	1.55%
Securities:
Taxable	429,360	13,673	3.18%	481,343	18,786	3.90%	392,298	22,076	5.63%
Tax-exempt	45,703	3,038	6.65%	45,014	3,014	6.70%	31,953	2,069	6.48%

Total securities	475,063	16,711	3.52%	526,357	21,800	4.14%	424,251	24,145	5.69%
Loans:
Commercial	1,023,951	55,564	5.43%	1,030,737	60,306	5.85%	875,280	61,037	6.97%
Real Estate	446,765	26,324	5.89%	458,701	30,200	6.58%	503,216	38,084	7.57%
Consumer	467,615	27,573	5.90%	462,402	27,500	5.95%	373,753	23,955	6.41%

Total loans	1,938,331	109,461	5.65%	1,951,840	118,006	6.05%	1,752,249	123,076	7.02%

Total interest earning assets	2,420,083	126,239	5.22%	2,494,045	139,979	5.61%	2,192,546	147,462	6.73%

Non-earning assets:
Cash and due from banks	58,999			61,180			53,301
Other non-earning assets	207,520			213,013			196,369
Allowance for loan losses	(25,039)			(24,911)			(23,603)

Total assets	$2,661,563			$2,743,327			$2,418,613

Interest bearing liabilities:
Demand deposits	$239,787	1,299	0.54%	$282,540	2,424	0.86%	$240,634	3,283	1.36%
Savings deposits	515,145	6,172	1.20%	500,362	5,407	1.08%	387,060	5,511	1.42%
Time deposits	902,803	28,945	3.21%	1,028,820	35,181	3.42%	936,409	36,331	3.88%

Total interest bearing deposits	1,657,735	36,416	2.20%	1,811,722	43,012	2.37%	1,564,103	45,125	2.89%
Short-term borrowings	55,423	495	0.89%	65,291	484	0.74%	51,942	493	0.95%
Subordinated note/Company obligated mandatorily redeemable trust preferred	20,619	2,019	9.79%	20,000	2,019	10.10%	20,000	2,019	10.10%
Other borrowings	371,491	15,361	4.13%	311,394	16,614	5.34%	314,707	17,873	5.68%

Total interest bearing liabilities	2,105,268	54,291	2.58%	2,208,407	62,129	2.81%	1,950,752	65,510	3.36%

Non-interest bearing liabilities:
Demand deposits	221,206			196,729			165,291
Other liabilities	26,606			36,277			37,543
Shareholders’ equity	308,483			301,914			265,027

Total liabilities and equity	$2,661,563			$2,743,327			$2,418,613

Net interest income and interest rate spread		$71,948	2.64%		$77,850	2.80%		$81,952	3.37%

Net yield on interest earning assets			2.97%			3.12%			3.74%

*	Interest and average rates of all categories are stated on a fully tax equivalent basis.

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

CHANGES IN NET INTEREST DIFFERENTIAL — RATE/VOLUME ANALYSIS

	2004 vs. 2003 Increase (Decrease) Due To Change In			2003 vs. 2002 Increase (Decrease) Due To Change In
	Volume	Rate	Total	Volume	Rate	Total
	(In thousands of dollars)
Interest income:
Interest-bearing deposits with other banks	$16	$10	$26	$(1)	$(17)	$(18)
Federal funds sold	(168)	36	(132)	(2)	(48)	(50)
Securities:
Taxable	(1,891)	(3,222)	(5,113)	4,357	(7,647)	(3,290)
Tax-exempt	46	(22)	24	872	73	945

Total securities	(1,845)	(3,244)	(5,089)	5,229	(7,574)	(2,345)
Loans:
Commercial	(395)	(4,348)	(4,743)	9,925	(10,656)	(731)
Real Estate	(769)	(3,107)	(3,876)	(3,192)	(4,692)	(7,884)
Consumer	309	(235)	74	5,368	(1,823)	3,545

Total loans	(855)	(7,690)	(8,545)	12,101	(17,171)	(5,070)

Total interest income	(2,852)	(10,888)	(13,740)	17,327	(24,810)	(7,483)
Interest expense:
Interest-bearing demand deposits	(327)	(798)	(1,125)	504	(1,363)	(859)
Savings	163	602	765	1,400	(1,504)	(104)
Certificates and other time deposits	(4,131)	(2,105)	(6,236)	3,392	(4,542)	(1,150)

Total interest-bearing deposits	(4,295)	(2,301)	(6,596)	5,296	(7,409)	(2,113)
Short-term borrowings	(80)	91	11	112	(121)	(9)
Subordinated note/Company obligated mandatorily redeemable trust preferred	62	(62)	—	—	—	—
Other borrowings	2,873	(4,126)	(1,253)	(186)	(1,073)	(1,259)

Total interest expense	(1,440)	(6,398)	(7,838)	5,222	(8,603)	(3,381)

Net interest income	$(1,412)	$(4,490)	$(5,902)	$12,105	$(16,207)	$(4,102)

For 2004, net interest income declined to $71,948 from $77,850 in 2003 while the net interest margin decreased by 15 basis points to 2.97% in 2004 as compared to 3.12% in 2003. The decline in the net interest margin was primarily due to the yields on earning assets declining faster than the cost of interest bearing liabilities.

Total interest income decreased 9.8% to $126,239 in 2004, compared to $139,979 for the same period in 2003. The decrease continued to result primarily from the low interest rate environment throughout 2004 and 2003. Also contributing to the decline in 2004 was a 3.0% decrease in average interest earning assets. During 2004, the yield on interest-earning assets declined by 39 basis points from the same period in 2003. The Company’s yield on average loans was 5.65% in 2004 and 6.05% for the comparable year ago period and 7.02% in 2002. The yield on loans continued to be impacted by sustained lower market rates throughout 2002 and 2003 and most of 2004. As a result, a large portion of the loan portfolio either automatically repriced or borrowers chose to refinance to lower rates. In addition, the yield on loans continued to be impacted by the amortization of purchase accounting adjustments associated with the mark-to-market of UNB Corp.’s loan portfolio at the time of the merger between UNB Corp. and BancFirst Ohio Corp. During 2004, $2,914 of amortization was recognized compared to $3,440 in the year ago period and $2,372 in 2002. It is anticipated that with the increase in market interest rates, the refinancing of these loans should slow and thus the amortization of these premiums should have less of an impact on the yield on loans in subsequent periods. However, given the seasoning and relatively higher interest rates on the acquired loans, such loans could continue to refinance or pay down more rapidly than anticipated. At December 31, 2004, unamortized purchase accounting premiums on loans totaled $6,627 compared to $9,541 at December 31, 2003.

The yield on the securities portfolio decreased from 4.14% in 2003 to 3.52% during 2004. As with the loan portfolio, lower market rates also impacted the average yield on investment securities. Also, during 2004 and 2003, the securities portfolio experienced significant pre-payments on collateralized mortgage obligations and mortgage backed securities which impacted the amortization of the premiums on these securities and resulted in more cash flows being reinvested at lower market rates. It is anticipated that with the increase in market interest rates, the amortization of premiums should have less of an impact on the yield on securities in subsequent periods.

Total interest expense decreased 12.6% to $54,291 in 2004, compared to $62,129 in 2003. The decrease in cost of funds primarily resulted from lower market rates affecting the rates paid on all deposit products and the cost of borrowings. Also contributing to the decline in 2004 was a 4.7% decrease in average balances of interest bearing liabilities. The Company’s cost of interest-bearing liabilities decreased to 2.58% in 2004 compared to 2.81% in 2003. As interest rates declined in 2002 and 2003 and remained at relatively lower levels throughout 2004, the Company was limited in its ability to further reduce the cost of its interest-bearing liabilities as deposit spreads narrowed in the sustained low market rate environment combined with the fixed term nature of its borrowings.

In 2003, the decrease in net interest income to $77,850 from $81,952 in 2002 and the 62 basis point decrease in the net interest margin to 3.12% in 2003 from 3.74% in 2002 was also primarily attributed to the general decline in market interest rates as the yield on interest-earning assets declined by 112 basis points while the cost of funds declined by 55 basis points. Partially offsetting the net impact of declining yields and costs was a $301.5 million, or 13.8%, increase in average interest earning assets that resulted primarily from the merger with UNB Corp. Also, the results for 2003 include a pre-payment penalty of $1,033 incurred in connection with the repayment of $44,000 of fixed rate Federal Home Loan Bank (FHLB) advances prior to their scheduled maturity dates as part of a strategy to help lower the future cost of funds. This pre-payment penalty increased the cost of interest-bearing liabilities by 5 basis points.

As noted above, the Company was limited in its ability to reduce the cost of its interest-bearing liabilities commensurate with the decline in market interest rates throughout 2003 due to deposit spreads narrowing and due to the fixed term nature of its borrowings. Also impacting the Company’s cost of deposits and accordingly its net interest margin in 2003 were two deposit strategies. One such strategy was initiated in 2002 to bring in longer term, higher costing certificates of deposit as part of a balance sheet strategy to reduce the Company’s risk profile and partially mitigate its exposure in a rising rate environment. The second such strategy involved an aggressive campaign in February to April of 2003 to grow core deposits, specifically Money Market Savings and interest bearing checking accounts that were promoted with a 90-day introductory rate.

The Company tries to maintain a neutral interest rate risk position to minimize the impact of changes in rates on net interest income and the net interest margin. If rates decline in 2005, the net interest margin is likely to decline. Borrowers will have the option to pre-pay or refinance existing loans, but the Company will have less opportunity to decrease rates on deposits since they are near historical lows. If rates increase, as they have for much of 2004, variable rate loans will re-price upward, but could be offset by similar increases in deposit rates, resulting in a flat to declining net interest margin rate.

Other Income

Non-interest income for 2004 totaled $24,907, a decrease of $5,695, or 18.6%, from 2003. This compares to an increase of $4,982, or 19.4%, from 2002 to 2003. The following table sets forth the Company’s non-interest income for the periods indicated:

OTHER INCOME

	Years ended December 31,
	2004	2003	2002
	(In thousands of dollars)
Trust, financial planning, brokerage and insurance sales	$7,861	$7,199	$7,395
Customer service fees	7,330	7,364	5,602
Gains on sale of loans	4,056	7,125	5,847
Security gains (losses), net	(3,156)	1,773	186
Income on bank owned life insurance	2,375	2,476	2,755
Merchant service fees	1,774	1,841	1,398
Other operating income	4,667	2,824	2,437

Total other income	$24,907	$30,602	$25,620

Trust, financial planning and brokerage fees increased by $662, or 9.2%, to $7,861 in 2004, from $7,199 in 2003. This increase resulted primarily from the hiring of additional brokers and an improvement in market conditions. In 2003, such fees decreased by $196 to $7,199 from $7,395 in 2002. This decline was mainly attributed to a $466 decrease in financial planning fees due to the sale of Chornyak & Associates that was completed in July of 2002. The decline in financial planning fees in 2003 was partially offset by an increase in trust fees mainly due to the merger with UNB Corp.

Customer service fees, representing service charges on deposits and fees for other banking services, decreased slightly to $7,330 in 2004 from $7,364 in 2003 and increased from $5,602 in 2002. The decline in 2004 was mainly attributed to lower fees on business checking accounts which was partially attributed to higher market interest rates in 2004 which impacted the earnings credit these accounts receive to offset (reduce) service charges. The increase in 2003 was mainly attributed to the merger with UNB Corp., an increase in service charges paid by commercial customers due to the lower interest rates causing a lower earnings credit applied on deposits and a new overdraft service that the Company began offering to clients in the third quarter of 2003.

Gains on sales of loans totaled $4,056 in 2004 compared to $7,125 in 2003 and $5,847 in 2002. The following table summarizes information pertaining to loan sales in each of the periods indicated:

	Years ended December 31,
	2004	2003	2002
	(In thousands of dollars)
Sale of guaranteed portion of SBA and other government guaranteed loans:
Loan amount sold	$33,508	$28,035	$31,638
Gain on sale	3,179	3,257	2,987
Sale of residential mortgage loans originated for sale:
Loan amount sold	56,359	273,092	254,402
Gain on sale	618	3,012	2,860
Sale of residential mortgage loans from portfolio:
Loan amount sold	7,082	23,516	—
Gain on sale	259	856	—

Residential loan sale activity was at record levels in 2003 and 2002 compared to 2004 as a result of lower market rates. As market rates have increased throughout 2004, the trend of mortgage refinancing has slowed as fewer prospective borrowers benefit from refinancing at current rates. As a result, fees associated with the mortgage-related business have declined. Also, residential loan sale activity in 2004 as compared to 2003 and 2002 was impacted by the Company exiting the wholesale lending business in 2004 as well as market overlap in areas also served by Huntington.

The Company intends to continue to place emphasis on its small business lending activities. The nature of the political climate in Washington D.C. has consistently subjected many existing government programs to much scrutiny and possible cutbacks. At the beginning of the first quarter of 2004, the SBA released a policy notice reducing the maximum loan size of regular 7(a) loans to $750 from $2,000. On April 5, 2004 legislation was signed into law which extends programs under the Small Business Act. This law lifted the 7(a) loan cap from $750 to a gross amount of $2,000 and increased the loan guarantee limit from $1,000 to $1,500. Several changes to the fee structure were also enacted. On October 1, 2004, the SBA issued a policy announcing the expiration of certain temporary provisions enacted in April 2004 regarding its programs. The key changes included a reduction in the maximum guarantee limit to $1,000 from $1,500 along with slightly higher borrower and lender fees. While the Company believes that any future cutbacks could negatively affect its activities in SBA lending programs as well as any planned expansion of such activities, it has successfully managed through previous imposed SBA loan caps with minimal impact on production levels.

Net security losses of $3,156 were recognized in 2004 compared with gains of $1,773 in 2003 and $186 in 2002. The net loss in 2004 was primarily attributed to the recording of an other-than-temporary impairment charge of $3,350 related to adjustable rate perpetual preferred stock issued by FNMA and FHLMC. In 2003, security gains of $2,004 were recognized as a part of the Company’s management of the securities portfolio and its overall balance sheet risk management strategy with the primary objective of reducing the Company’s exposure to continued high levels of pre-payments in its mortgage backed securities portfolio and to take advantage of the narrowing of spreads in the corporate bond market. In addition to these transactions, net gains of $1,179 were recognized on the sale of trust preferred and equity securities that were sold in order to lessen the Company’s credit exposure to specific issuers. These gains were partially offset by an impairment charge of $1,410 that was recognized on a $2,000 trust preferred security issued by North Country Financial Corporation of Manistique, Michigan. North Country Financial Corporation’s principal subsidiary, North Country Bank and Trust, entered into a Cease and Desist Order with the Federal Deposit Insurance Corporation and the Michigan Office of Financial and Insurance Services in March 2003. This security was sold for $600 in 2004, resulting in a gain of $10 based on its reduced book value.

Income on bank owned life insurance (BOLI) decreased $101 to $2,375 in 2004 from $2,476 for 2003. The decline is attributed to lower interest rates in 2003 and most of 2004. During 2003, income on BOLI was $2,476, down $279 from $2,755 in 2002. Income in 2002 included additional income of $291 related to death benefits.

Merchant service fees decreased $67 to $1,774 in 2004 from $1,841 for 2003. Income in 2003 increased $443 from $1,398 in 2002 mainly due to an increase in transaction volumes as well as the merger with UNB Corp.

Other operating income was $4,667 for 2004, an increase of $1,843 from 2003. The increase in other operating income was mainly attributed to the recognition of impairment related charges and recoveries on the Company’s mortgage servicing rights (MSR) portfolio. During 2004, a recovery of $304 of previously recognized impairment charges was recognized as income compared with $574 of net impairment charges that were recognized as expense in 2003. The value of the MSR portfolio is analyzed quarterly by considering critical assumptions for pre-payment speeds, targeted investor yields to buyers of MSR and earnings on escrows and other investable funds. Market interest rates are an external factor that can have a material influence on the MSR valuation as interest rates influence expected pre-payment rates and investor targeted yields. Future impairment charges could be required if actual pre-payment speeds exceed those estimated. If market rates continue to increase and pre-payment activity declines, the value of the servicing rights could be positively impacted. Other income was also positively impacted in 2004 by a gain of $567 that was recognized on the sale of the Company’s Wooster Financial Center. Other operating income was $2,824 for 2003, an increase of $387 from 2002. This increase was attributed primarily to a reduction in MSR impairment charges which totaled $1,185 in 2002 compared to net charges of $574 in 2003, noted above.

Other Expenses

Other expenses totaled $70,679 for 2004, an increase of $2,510, or 3.7%, from 2003. This compares to an increase of $7,476, or 12.3%, from 2002 to 2003. The following table sets forth the Company’s other expenses for the periods indicated:

OTHER EXPENSES

	Years ended December 31,
	2004	2003	2002
	(In thousands of dollars)
Salaries, wages, pension and benefits	$37,968	$37,219	$31,737
Occupancy expense	3,339	3,432	3,199
Furniture and equipment expense	2,159	2,315	2,109
Taxes other than income taxes expense	2,307	2,051	1,975
Other intangible amortization expense	3,188	3,387	2,841
Other operating expenses	21,718	19,765	18,832

Total other expenses	$70,679	$68,169	$60,693

Salaries, wages and benefits increased by $749 to $37,968 in 2004, from $37,219 in 2003. The 2004 total included non-recurring expenses of $5,065 recognized related to the settlement of certain stock options for cash or with shares held for less than six months and $956 for merger-related severance and benefit accruals. The expense in 2003 included $2,159 associated with severance expense related to the Company’s former Chief Financial Officer and $1,232 recognized for the termination of the Company’s defined benefit plan. Excluding these non-recurring expenses, salaries and employee benefits were $31,947 in 2004 compared to $33,828 in 2003. This decrease was mainly attributed to staffing levels which declined from 733 full time equivalent employees at December 31, 2003 to 627 at December 31, 2004. Excluding non-recurring expenses, salaries, wages and benefits increased by $2,091 to $33,828 in 2003, from $31,737 in 2002. This increase was attributed to annual merit increases, increased healthcare costs, increased costs related to the new defined contribution plan and the merger with UNB Corp., offset in part by a $2,117 decline in incentive expense and a $1,318 increase in deferred loan origination costs related substantially to mortgage loan origination activity.

Occupancy expense decreased by $93 to $3,339 in 2004 from $3,432 in 2003. This decrease was attributed primarily to lower rent expense associated with the closing of the Company’s aircraft lending centers. In 2003, occupancy expense increased by $233 to $3,432, from $3,199 in 2002 due mainly to the merger with UNB Corp.

Furniture and equipment expense decreased by $156 to $2,159 in 2004 from $2,315 in 2003. This decrease was attributed to lower depreciation and equipment lease expense as many new equipment purchases have been delayed due to the pending merger. In 2003, furniture and equipment expense increased by $206 to $2,315 from $2,109 in 2002. This increase was primarily due to depreciation expense attributed to fixed assets added by the merger with UNB Corp.

Taxes, other than income taxes, increased by $256 to $2,307 in 2004, from $2,051 in 2003. This increase resulted primarily from higher capital levels within the Company’s bank subsidiary at year end 2003 as compared to 2002. Taxes, other than income tax expense, increased by $76 to $2,051 in 2003, from $1,975 in 2002.

Other intangible amortization expense decreased to $3,188 in 2004 from $3,387 in 2003 and from $2,841 in 2002. The decrease in 2004 compared to 2003 resulted from a decline in scheduled amortization rates. The increase in 2003 compared to 2002 was primarily due to a full year of amortization in 2003 of the core deposit amortization related to the merger with UNB Corp. that was completed on March 7, 2002.

Other operating expenses increased by $1,953 to $21,718 in 2004, from $19,765 in 2003. The increase was mainly due to a $1,505 increase in professional services in 2004 for merger related fees, costs for activities related to Section 404 of the Sarbanes-

Oxley Act and outside professional fees incurred due to not filling staffing vacancies. Other operating expenses increased by $933 to $19,765 in 2003, from $18,832 in 2002. Increases in electronic banking, telecommunication and professional services expenses, which were mainly attributed to the merger with UNB Corp. were partially offset by declines in marketing and losses associated with real estate properties that were acquired through loan foreclosures.

Income Taxes

The provision for income taxes for 2004 was $4,223, compared to $11,108 and $11,739, in 2003 and 2002, respectively. The effective tax rates were 26.5%, 32.4% and 30.7% for the years 2004, 2003 and 2002, respectively. The effective tax rate for each period differed from the federal statutory rate of 35% principally as a result of tax-exempt income from obligations of states and political subdivisions, earnings on BOLI and, in 2004 and 2003, non-deductible portions of severance and merger related costs. The lower effective tax rate in 2004 as compared to 2003 and 2002 was a result of net tax exempt income being a relatively larger portion of pre-tax income.

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

Failure to receive principal and interest payments when due on any loan results in efforts to restore such loan to current status. Loans are classified as non-accrual when, in the opinion of management, full collection of principal and accrued interest is in doubt. The loans must be brought current and kept current for six sustained payments before being considered for removal from non-accrual status. Continued unsuccessful collection efforts generally lead to initiation of foreclosure or other legal proceedings. Property acquired by the Company as a result of foreclosure, or by deed in lieu of foreclosure, is classified as “other assets owned” until such time as it is sold or otherwise disposed. The Company owned $2,612 of such property at December 31, 2004 and $2,143 at December 31, 2003. When loans are charged-off, any accrued interest recorded in the current fiscal year is charged against interest income. The remaining balance is treated as a loan charge-off.

Non-performing loans totaled $30,150, or 1.61% of total loans, at December 31, 2004, compared to $25,899, or 1.32% of total loans, at year-end 2003. Non-performing assets totaled $32,762, or 1.27% of total assets at December 31, 2004, compared to $28,042, or 1.03% of total assets at December 31, 2003. Non-performing loans were comprised of $8,375 of residential mortgage loans, $1,689 of commercial loans, $6,453 of commercial real estate loans, $2,826 of aircraft loans, $1,541 of consumer loans and $9,266 of SBA and other government guaranteed loans, of which $7,294 was guaranteed by the government. Non-performing loans, excluding the $7,294 of non-performing loans guaranteed by the government, totaled $22,856, or 1.22% of total loans, at December 31, 2004 compared to $19,362, or 0.98% of total loans, excluding $6,537 of non-performing loans guaranteed by the government, at December 31, 2003. Many of the SBA loans are collateralized by real estate which must be liquidated prior to receiving the guaranteed principal portion of the loan balance from the SBA. The increase in non-performing loans resulted primarily from delinquency and bankruptcy trends in general. Residential delinquency trends are consistent with Ohio and national trends while bankruptcies have increased and represent a significant part of non-performing loans. This has caused increased levels of delinquencies and non-performing assets. Management continues to remain cautious as the economic uncertainty extends in certain areas of the Company’s markets and record levels of bankruptcies continue. Management is not aware of the borrower’s inability to comply with the present payment terms of any material amounts of loans outstanding not disclosed in the tables or in the comments below. The following is an analysis of the composition of non-performing assets:

	2004	2003	2002	2001	2000
	(In thousands of dollars)
Non-accrual loans	$28,294	$20,566	$10,040	$8,133	$3,316
Loans past due 90 days and still accruing	1,856	5,333	5,214	2,447	6,609

Total non-performing loans	30,150	25,899	15,254	10,580	9,925
Other assets owned	2,612	2,143	2,296	3,511	466

Total non-performing assets	$32,762	$28,042	$17,550	$14,091	$10,391

Restructured loans	$2,430	$2,565	$2,694	$2,814	$2,925

Restructured loans consisted of one loan that was restructured in May 1999. This loan performed in accordance with the restructured terms until its maturity date in May 2004 at which time the maturity date was extended to November 2005. Since that time, all required payments have been made in accordance with the extension agreement. The restructured loan is not included in non-performing assets.

For the year-ended December 31, 2004, $1,459 of interest income would have been earned under the original terms on those loans classified as non-accrual at December 31, 2004 had they been current in accordance with their original terms and had been outstanding throughout the period or since origination. Amounts actually recorded to income in 2004 on such non-accrual loans were not material.

As of December 31, 2004, impaired loans were $12,914 compared with $7,476 at December 31, 2003. Impaired loans exclude the government guaranteed portions which total $7,294 and $6,537, respectively at the end of 2004 and 2003. Commercial, commercial real estate and aircraft loans are classified as impaired if full collection of principal and interest in accordance with the terms of the loan documents is not probable. In addition, as of December 31, 2004, $49,954 of loans were classified as potential problem loans that were not classified as impaired or non-performing. Potential problem loans include loans which management has some doubt as to the borrowers’ ability to comply with the present repayment terms and loans which management is actively monitoring due to changes in the borrowers’ financial condition. Impaired loans, non-performing loans and potential problem loans have been considered in management’s analysis of the appropriateness of the allowance for loan losses.

As of December 31, 2004, the aircraft portfolio of $106,845 represented 5.7% of the total loan portfolio compared to $133,277, or 6.8% of the total loan portfolio, at December 31, 2003. The aircraft portfolio consisted of $75,979 of non-jet aircraft and values of non-jet aircrafts have historically been more stable than jet aircrafts. The remainder of the portfolio consists of loans secured by jets. These loans are predominately to businesses that use their planes as a business tool and not actually within the aircraft industry, i.e. charters or flight schools, thus reducing the Bank’s exposure to the aircraft industry as a whole. As noted previously, the Company is no longer originating aircraft loans and closed its aircraft lending centers during 2004.

Provision and Allowance for Loan Losses

The Company maintains the allowance for loan losses at a level considered appropriate for probable losses within the loan portfolio. The amount of the provision for loan losses charged to operating expense is the amount necessary, in the opinion of management, to maintain the balance in the allowance for loan losses at an appropriate level. The allowance is assessed based on historical experience, changes in portfolio size and mix, the relative quality of the loan portfolio, current and anticipated loan growth and economic conditions. Information about specific borrower situations, including their financial position and collateral values, are also important as well as assessments of current and future economic conditions, and other factors and estimates, which are subject to change over time. Specific borrower situations are based on a continuous analysis of loans by internal credit rating. The historical experience assessment is based upon a loss migration analysis that assesses the amount of loss likely based upon loan category and internal credit rating. The loss migration analysis is performed periodically and loss factors are updated regularly based upon actual experience.

The following table summarizes the Company’s loan loss experience, and provides a breakdown of the charge-off, recovery and other activity for the periods indicated:

	2004	2003	2002	2001	2000
	(In thousands of dollars)
Average loans outstanding during the period	$1,938,331	$1,951,840	$1,752,249	$1,078,111	$990,811

Allowance for loan losses at beginning of year	$24,611	$25,271	$10,610	$10,150	$7,431
Loans charged off:
Commercial and commercial real estate	(3,584)	(1,524)	(2,167)	(1,042)	(695)
Aircraft	(698)	(41)	(1,164)	—	—
Residential real estate	(656)	(249)	(896)	(635)	(107)
Consumer	(5,208)	(6,070)	(3,534)	(887)	(542)

Total charge-offs	(10,146)	(7,884)	(7,761)	(2,564)	(1,344)
Recoveries:
Commercial and commercial real estate	329	369	279	429	179
Aircraft	133	130	596	—	—
Residential real estate	230	50	305	62	41
Consumer	2,074	1,842	1,201	283	270

Total recoveries	2,766	2,391	2,381	774	490

Net charge-offs	(7,380)	(5,493)	(5,380)	(1,790)	(854)
Provision for loan losses	9,125	4,833	7,893	2,250	1,800
Acquired allowance for loan losses	—	—	12,148	—	1,773

Allowance for loan losses at end of year	$26,356	$24,611	$25,271	$10,610	$10,150

Ratio of net charge-offs to average loans, net of unearned income	0.38%	0.28%	0.31%	0.17%	0.09%

The allowance for loan losses at December 31, 2004 was $26,356, compared to $24,611 at year-end 2003, which represented 1.41% and 1.25% of outstanding loans at the end of 2004 and 2003, respectively. The provision for loan losses charged to operating expense was $9,125 in 2004, compared to $4,833 in 2003 and $7,893 in 2002. The increase in the provision in 2004 was primarily the result of increases in impaired and non-performing loans, higher loss factors applied to certain loan types and increased charge-offs. The decrease in the provision for loan losses for the year-ended 2003 as compared to 2002 was primarily a result of the Company adopting the allowance for loan loss methodology of UNB Corp. in 2002. It is common for merged companies to adopt one set of policies and as a result the calculation in 2002 called for a higher provision amount. This led to an increase in specific allocations recognized based on an analysis of the credit quality of specific credits and an increase in the non-specific allocation based on management’s review of current economic conditions and portfolio trends. Net charge-offs for 2004 increased by $1,887 from 2003, to $7,380, and increased by $113 from 2002 to 2003, to $5,493. The ratio of net charge-offs as a percentage of average loans outstanding was 0.38%, 0.28% and 0.31% for 2004, 2003 and 2002, respectively.

Residential real estate and consumer loan charge-offs remained at relatively higher levels due to general delinquency trends and increased bankruptcies. These trends have translated into proportionately higher losses within real estate secured portfolios. Offsetting the higher level of losses in real estate secured portfolios was a decline in charge-offs of indirect consumer loans in 2004 as compared to 2003. During 2003, the Bank tightened underwriting guidelines to mitigate these losses and also placed less emphasis on indirect consumer lending in 2004.

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

The following schedule is a breakdown of the allowance for loan losses allocated by type of loan and related ratios:

	Allocation of the Allowance for Loan Losses
	Allowance	Percentage of Loans to Total Loans	Allowance	Percentage of Loans to Total Loans	Allowance	Percentage of Loans to Total Loans	Allowance	Percentage of Loans to Total Loans	Allowance	Percentage of Loans to Total Loans
	December 31, 2004		December 31, 2003		December 31, 2002		December 31, 2001		December 31, 2000
	(In thousands of dollars)
Commercial and commercial real estate	$13,877	46.7%	$13,235	46.7%	$18,504	45.8%	$6,481	52.4%	$5,864	44.7%
Aircraft	2,715	5.7	2,840	6.8	1,923	6.9	—	—	—	—
Residential real estate	2,415	23.5	2,081	22.9	1,203	24.8	855	34.0	2,027	43.2
Consumer	7,349	24.1	6,455	23.6	3,641	22.5	3,274	13.6	2,259	12.1

Total	$26,356	100.0%	$24,611	100.0%	$25,271	100.0%	$10,610	100.0%	$10,150	100.0%

Financial Condition

Total assets were $2.57 billion at December 31, 2004 compared with $2.73 billion at December 31, 2003. The decrease in total assets primarily related to a $96,770 decrease in loans and a $50,616 decrease in securities.

Loans

Total loans, excluding loans held for sale, consisted of the following at December 31:

	2004	2003	2002	2001	2000
Commercial, financial and agricultural	$268,339	$261,167	$246,116	$105,590	$94,918
Commercial real estate	607,470	658,699	627,386	432,840	392,836
Aircraft	106,845	133,277	131,601	—	—
Residential real estate	439,866	450,398	473,180	350,176	467,007
Consumer	450,617	464,943	428,091	140,431	131,559

Total loans	$1,873,137	$1,968,484	$1,906,374	$1,029,037	$1,086,320

During 2004, commercial loans increased by $7,172, or 2.7%, commercial real estate loans decreased by $51,229, or 7.8%, residential real estate loans decreased by $10,532, or 2.3%, and consumer loans decreased by $14,326, or 3.1%. The general decline in loan balances was attributed to competitive factors involving rate and structure, fewer lending officers originating new loans due to turnover of relationship managers in areas where there is significant market overlap with Huntington, and less emphasis on indirect consumer lending. Also, aircraft loans declined $26,432, or 19.8%, as the Company decided to discontinue this type of lending. For

2005, management has set goals stressing continued loan growth in the commercial, commercial real estate, and home equity products. In all segments of the portfolio, growth with high credit quality and acceptable yields will be stressed, while limiting exposure to interest rate risk.

The following is a schedule of contractual maturities and repayments of commercial, commercial real estate and aircraft loans as of December 31, 2004:

Due in one year or less	$268,955
Due after one year, but within five years	404,255
Due after five years	309,444

Total	$982,654

The following is a schedule of fixed and variable rate commercial, commercial real estate and aircraft loans due after one year (variable rate loans are loans with floating or adjustable interest rates):

	Fixed Interest Rates	Variable Interest Rates
Total commercial, commercial real estate and aircraft loans due after one year	$77,870	$635,829

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

	December 31,
	2004	2003	2002
U.S. Treasury securities and securities of U.S. government agencies and corporations	$983	$1,007	$2,031
Obligations of states and political subdivisions	44,659	48,013	34,691
Corporate obligations	—	41,351	58,192
Mortgage-backed securities	362,989	367,403	338,340
Other securities	13,935	16,862	18,304
Federal Home Loan Bank stock, at cost	36,170	34,716	33,362

Total securities	$458,736	$509,352	$484,920

Total securities decreased by $50,616, or 9.9%, to $458,736 from December 31, 2003. The decrease is attributed primarily to the sale of the Company’s $40,000 trust preferred securities portfolio (included in corporate obligations) in order to reduce its credit exposure. Also, for much of the year, the cash flows on collateralized mortgage obligations and mortgage-backed securities were not being re-invested into securities due the expected closing of the merger with Huntington. Included in other securities at December 31, 2004, 2003 and 2003 were $10,500 face amount of adjustable rate perpetual preferred stock issued by FNMA and FHLMC. At December 31, 2004 the Company recorded a $3,350 other-than-temporary impairment charge to write down these securities to their fair values. Also, corporate obligations at December 31, 2003 and 2002 included a trust preferred security issued by North Country Financial Corporation. North Country Financial Corporation’s principal subsidiary, North Country Bank and Trust entered into a Cease and Desist Order with the Federal Deposit Insurance Corporation and the Michigan Office of Financial and Insurance Services in March, 2003. As a result of these circumstances, an impairment charge of $1,410 was recognized on the $2,000 trust preferred security in 2003. This security was sold in 2004 for $600, resulting in a net gain of $10. Management’s general strategy in 2004 was to maintain a defensive position within the portfolio to offset the future effects of a liability sensitive balance sheet by investing in securities with an average duration of three years or less. See Note 4—Securities to the Consolidated Financial Statements, for items required under SEC’s Industry Guide 3.

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

Total deposits decreased to $1.84 billion at December 31, 2004 from $1.98 billion at December 31, 2003. Deposits are gathered from individuals, businesses and public entities within the local communities served by the Bank and encompass a full range of banking products including checking, savings and time deposits. During the first half of 2003, the Bank executed a deposit gathering campaign to grow core deposits, specifically Money Market Savings and interest bearing checking accounts, using introductory rates. A portion of the funds gathered from this strategy were rate sensitive and have shifted to higher yielding alternatives. In addition, a total of $15.4 million of the decline in deposits was due to the sale of the Wooster Financial Center in the third quarter of 2004. Also, $60.2 million of brokered deposits matured in 2004 and were not renewed. The Company continues to emphasize growth in its existing retail deposit base, provided incremental deposit growth is cost effective compared to alternative funding sources. Total interest-bearing deposits accounted for 87.5% of total deposits at December 31, 2004, compared to 89.5% at December 31, 2003.

The following is a schedule of average deposit amounts and average rates paid on each category for the periods included:

	Years Ended December 31,
	2004		2003		2002
	Amount	Rate	Amount	Rate	Amount	Rate
Non-interest bearing demand deposits	$221,206	—	$196,729	—	$165,291	—
Interest-bearing demand deposits	239,787	0.54%	282,540	0.86%	240,634	1.36%
Savings	515,145	1.20	500,362	1.08	387,060	1.42
Certificates and other time deposits	902,803	3.21	1,028,820	3.42	936,409	3.88

	$1,878,941		$2,008,451		$1,729,394

The following table summarizes time deposits issued in amounts of $100,000 or more as of December 31, 2004 by time remaining until maturity:

Maturing in:
Under 3 months	$40,900
Over 3 to 6 months	37,257
Over 6 to 12 months	84,981
Over 12 months	94,236

$257,374

Short-term borrowings, consisting of federal funds purchased and securities sold under agreements to repurchase, declined to $31,676 at December 31, 2004 from $56,413 at December 31, 2003. Other borrowings decreased $2,775 to $342,078 at December 31, 2004, compared to $344,853 at December 31, 2003. During the third quarter of 2003, fixed rate FHLB advances of $44,000 were paid off before their scheduled maturity dates as part of a strategy to help lower the future cost of funds. These advances were partially replaced with variable rate advances that provide the Bank more flexibility relative to overall liquidity management since such advances can be paid off, in part or in full, on any interest reset date without penalty. Also, during 2004, the Company increased its borrowings from a financial institution to $35,000 at December 31, 2004 from $15,000 at December 31, 2003. Proceeds from this borrowing were used primarily to repay term debt from another financial institution. Currently, any new borrowings by the parent company only require the prior approval of the Company’s primary regulator based on an understanding between the Company and such primary reguator..

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

See Note 10—Short-Term Borrowings to the Consolidated Financial Statements, for information concerning short-term borrowings.

Capital Resources

Shareholders’ equity at December 31, 2004 was $311,925, compared to shareholders’ equity at December 31, 2003 of $302,823. The overall increase in shareholders’ equity in 2004 was due primarily to issuances of treasury stock in connection with the exercise of stock options. Also, decreases in unrealized losses on securities and derivatives accounted for as hedges contributed to the increase in shareholders’ equity. During 2003, treasury stock increased by $10,397 due to the net repurchase of 387,583 shares primarily through the Company’s buyback program. During 2002, the Company’s Board of Directors approved a stock repurchase program authorizing management to repurchase up to 550,000 common shares of which 440,276 have been repurchased. No shares were purchased in 2004 under this program due to the pending merger.

Cash dividends paid to shareholders during 2004 totaled $11,835 or $0.54 per share. This compared to $11,717, or $0.54 per share, for 2003. Dividends paid in 2004 represented a payout ratio of 101.2% of net income compared to 50.5% in 2003.

At December 31, 2004, the Company (parent only) had $14,321 of cash and cash equivalents. The Company’s ability to obtain additional funds for the payment of dividends and for other cash requirements is largely dependent on the amount of dividends which may be declared by the Bank and other subsidiaries. However, the FRB expects the Company to serve as a source of strength to its subsidiary Bank, which may require the Company to retain capital for further investment in its subsidiary bank, rather than pay dividends to shareholders. Payment of dividends by the Bank may be restricted at any time at the discretion of its applicable regulatory authorities, if they deem such dividends to constitute an unsafe and / or unsound practice. These provisions could have the effect of limiting the Company’s ability to pay dividends on its common shares. Presently, based on an understanding between the Company and its primary regulator, any dividend payment or repurchase of common stock by the Company requires the prior approval of such primary regulator.

In addition, bank regulators limit the amount of dividends a subsidiary bank can declare in any calendar year without obtaining prior approval. Banks must have the approval of its regulatory authority if a dividend in any year would cause total dividends for that year to exceed the sum of the bank’s current year’s “net profits” (or net income, less dividends declared during the period based on regulatory accounting principles) and the retained net profits for the preceding two years, less required transfers to surplus. As of December 31, 2004, $9,161 was available to pay as dividends to the Company. Any dividend in excess of this amount would require regulatory approval prior to being paid.

Under regulations issued by the Federal Reserve and OCC, banks and bank holding companies are required to maintain certain minimum capital ratios in order to be considered “well capitalized.” These guidelines require a minimum total risk-based capital ratio of 10%, a Tier 1 capital ratio of 6% and leverage ratio of 5%. In addition to the regulatory minimum capital ratios which must be met, the Company and its banking subsidiaries have established by policy, various targeted capital ratios based on a risk quantification determination. These targeted ratios are more restrictive than the regulatory minimum ratios and range from 50 to 200 basis points above the regulatory definitions of “well capitalized.” All of the Company’s assets, which include various risk-weighted percentages of assets on the balance sheet, as well as off-balance sheet exposures, are expressed as a percentage of risk-adjusted assets and compared to its capital. Tier 1 capital consists of shareholders’ equity and other items such as mandatory convertible debt and the allowance for loan losses. As of December 31, 2004, the Company had a total risk-based capital ratio of 13.1% and a Tier 1 capital ratio of 11.8% and the Bank had a total risk-based capital ratio of 13.7% and a Tier 1 capital ratio of 10.9%. Both of these risk-based capital ratios are well above minimum regulatory requirements. In addition to risk-based capital, a leverage ratio test must also be met. This ratio evaluates capital adequacy on the basis of Tier 1 capital-to-total assets (unadjusted for risk). On December 31, 2004, the Company’s leverage ratio was 9.2% and the Bank’s leverage ratio was 8.5%, which substantially exceeds the minimum regulatory requirement.

The capital securities held by BFOH Capital Trust I qualify as Tier 1 capital for the Company under the FRB’s regulatory framework. On March 1, 2005, the FRB adopted a final rule that retains Tier 1 capital treatment for trust preferred securities but with stricter limits. Under the rule, after a five-year transition period ending March 31, 2009, the aggregate amount of trust preferred securities and certain other capital elements will retain its current limit of 25% of Tier 1 capital elements, net of goodwill. The amount of trust preferred securities and certain other elements in excess of the limit could be included in Tier 2 capital, subject to restrictions. This rule will have no impact on the Company’s Tier 1 capital.

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

One of the most significant assumptions is the assignment of deposit balances without a stated maturity date to specific time frames. Since these deposits are subject to withdrawal on demand and have rates that can be changed, they could be considered immediately repriceable and assigned to the shortest maturity, resulting in a significantly higher level of liability sensitivity. However, actual practice indicates that balances are withdrawn and replaced over a much longer time frame, and rates are modified less frequently and in smaller increments than changes which occur in financial market rates. The Company uses an estimated average decay rate to approximate deposit behavior over the simulation time horizon. The Company is developing a statistical analysis of historical deposit behavior that will eventually replace the estimated average decay rates.

The model then applies a predetermined immediate parallel increase or decrease in the level of interest rates to forecast the impact on both net interest income and capital one year forward. While this methodology provides a comprehensive appraisal of interest rate risk, it is not necessarily indicative of actual or expected financial performance. Changes in interest rates that affect the entire yield curve equally at a single point in time are not typical, and the Company makes assumptions regarding the magnitude of changes that are applied to various deposit products. The residential mortgage loan pre-payment assumptions are based on industry medians and could differ from the Company’s actual results due to non-financial pre-payment incentives and other local factors. The behavior of depositors is based on an analysis of historical changes in balances and might not fully reflect current attitudes toward other investment alternatives. Moreover, the model does not include any interim changes in strategy the Company might implement in response to shifts in interest rates.

Presented below is a comparison of interest rate risk as measured by forecasted changes in net interest income and the net present value of equity. The percentage changes fall within the limits approved by the Board of Directors. Under the interest rate environment as of December 31, 2004, declining rate scenarios of more than 100 basis points were not considered likely and therefore provided no meaningful results.

	2004		2003
Rate Shock (Basis points)	Net Interest Income	Net Present Value of Equity	Net Interest Income	Net Present Value of Equity
+300	(3.52)%	(10.47)%	(5.08)%	(11.65)%
+200	(0.04)%	(5.06)%	(0.60)%	(4.88)%
+100	1.21%	(1.29)%	0.97%	(0.88)%
Base Case	0.00%	0.00%	0.00%	0.00%
-100	(1.78)%	1.49%	(3.53)%	3.36%

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

The Company has interest rate swaps on which it pays fixed rates and receives variable rates. Two of the swaps, which have a total notional principal of $30,000, were executed to convert variable rate borrowings to fixed rates to reduce the risk of increased interest expense in a rising rate environment. They are recorded at a fair value of ($1,731) at December 31, 2004 with changes recognized in other comprehensive income. For the year ended December 31, 2004, $1,577 was recognized in interest expense related to these interest rate swaps compared with $1,600 for the same period in 2003 and $21 was recorded as an expense in 2004 for the ineffective portion of these swaps.

Also, in 2003 the Company initiated a program to provide long-term fixed rate loans to commercial borrowers without incurring interest rate risk by executing simultaneous interest rate swaps. At December 31, 2004, the notional value of swaps in this program totaled $30,578 at a fair value of ($147). For the year ended December 31, 2004, $447 was recognized in interest expense related to these interest rate swaps compared with $148 for the same period in 2003.

The Company also has a notional balance of $3,000 of options on the S&P 500 which offsets the equivalent risk of certificate of deposit liabilities that have a return contractually linked to the index. The effective portion of the options and the embedded derivative are carried at a fair value of $218. During 2004, the Company recognized $38 in current income for the ineffective portion of the derivative.

Off-Balance Sheet Commitments and Other Financial Instruments

In the normal course of business, the Company enters into various financial commitments to meet the needs of its customers. A schedule of significant off-balance sheet commitments at December 31, 2004 follows:

Revolving home equity lines	$172,938
Commercial real estate and construction loans secured by real estate	40,056
Commercial loans	21,037
Residential mortgage loans	9,175
Other unused commercial and consumer lines	111,459
Standby and other letters of credit	26,442

Total	$381,107

Commitments to extend credit are legally binding, generally have variable interest rates and have fixed expiration dates, usually one year or less, or other termination clauses. The Company’s exposure to credit loss on commitments to extend credit, in the event of nonperformance by the counterparty, is represented by the contractual amounts of the commitments. The Company controls its exposure to loss from these commitments through the same credit approval processes and monitoring procedures it applies for loans and by obtaining collateral to secure commitments based on management’s credit assessment of the counterparty. Collateral held by the Company may include cash, accounts receivable, securities, and real or personal property. The total commitment amounts do not necessarily represent the Company’s future liquidity requirements, as many of the commitments expire without being drawn upon. In addition, the Company also offers various consumer credit line products to its customers that are cancelable upon notification by the Company, which are included above in commitments to extend credit. At December 31, 2004 and 2003 other liabilities includes an allowance for unfunded loan commitments and letters of credit of $325 and $130, respectively. Also, see Note 17, Financial Instruments to the Consolidated Financial Statements, for further description.

Standby letters of credit and financial guarantees are conditional commitments issued by the Company to guarantee the financial performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements.

SBA loan commitments are obligations of the Company to lend money to customers under the SBA 7(a) program. Such commitments have been approved by the SBA and carry SBA guarantees on individual credits ranging from 50% to 75% of principal balances.

Derivative instruments are contracts used by the Company to mitigate overall risk from changes in interest rates and are a component of the Company’s strategy to manage asset and liability interest rate exposure. The Company uses both interest rate swaps and S&P 500 options. The Company uses interest rate swaps to hedge the cash flows of variable rate borrowings. The Company enters into derivative contracts under which it may be required to either receive cash from or pay cash to counterparties depending on changes in interest rates. Derivative contracts are carried at fair value on the consolidated balance sheet with the fair value representing the net present value of expected future cash receipts or payments based on market interest rates as of the balance sheet date. Contracts are cash settled either monthly or quarterly, according to the terms specified at the time of execution. Since the derivative assets and liabilities recorded on the balance sheet as of December 31, 2004 do not represent the amounts that may ultimately be collected or paid under these contracts, these items are not included in the table of off-balance sheet commitments presented above. For additional details, see Note 1, Summary of Significant Accounting Policies, and Note 17, Financial Instruments with Off-Balance Sheet Risk, to the Consolidated Financial Statements.

The Company also participates in programs with third parties to offer interest rate swaps between the third party and the Company’s commercial borrowers. Although the Company is not a counterparty to these swaps, the Company guarantees the cash settlement of the swaps. At December 31, 2004, the cash settlement of all such swaps that were in a loss position was $666.

Contractual Obligations

In the normal course of business, the Company arranges financing through entering into debt arrangements with various creditors for the purpose of financing specific assets or providing a funding source. The contract or notional amounts of these financing arrangements at December 31, 2004, as well as the maturity of these obligations are as follows:

	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Long-Term Debt	$341,709	$139,677	$77,577	$88,661	$35,794
Capital Lease Obligations	369	121	203	45	—
Subordinated Note	20,619	—	—	—	20,619
Operating Lease Obligations	8,946	1,316	2,077	1,563	3,990

Total	$371,643	$141,114	$79,857	$90,269	$60,403

At December 31, 2004 the Company had long-term debt outstanding of $342,078 which included FHLB advances totaling $261,549. Also, at December 31, 2004, the Company had $45,000 in callable term repurchase agreements with Salomon Brothers, Inc. under which the Company sold mortgage-backed and related securities classified as available for sale. The Company also has a line of credit of $35,000, with an outstanding balance at December 31, 2004 of $35,000 that was used for liquidity purposes and to repay term debt from another financial institution. In addition, at December 31, 2004, the Company had $160 of subordinated term notes. Other Borrowings are further discussed in Note 11 to the Consolidated Financial Statements.

The Company occasionally acquires the rights to equipment used in the operation of the Company by entering into long-term capital leases. At December 31, 2004 the Company was liable for the payment of lease schedules associated with the acquisition of equipment totaling $369, excluding finance charges. See Note 11, Other Borrowings, to the Consolidated Financial Statements for further discussion.

In the normal course of business the Company enters into operating lease arrangements for the use of premises and equipment. The Company’s headquarters and the Bank’s main office, executive offices and various administrative offices, as well as space in various banking facilities is leased. The Company also leases equipment at a number of facilities. See Note 8, Premises and Equipment, for additional details.

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

Liquidity Management

The objective of liquidity management is to ensure the availability of funds to accommodate customer loan demand as well as deposit withdrawals while continuously seeking higher yields from longer term lending and investing opportunities. This is accomplished principally by maintaining sufficient cash flows and liquid assets along with consistent, stable core deposits and the capacity to maintain immediate access to funds. Principal sources of liquidity include cash and cash equivalents, federal funds sold and the cash flows provided by maturities and amortizations in the loan and securities portfolios. The ability to raise funds in the market place is provided through the Bank’s branch network, in addition to the availability of FHLB advance borrowings, brokered deposits, federal funds purchased, securities sold under agreement to repurchase, and bank borrowings. An important factor in the preservation of liquidity is the maintenance of public confidence, as this facilitates the retention and growth of a large, stable supply of core deposits. Considering the Company’s capital adequacy, profitability, available liquidity sources and funding sources, the Company’s liquidity is considered by management to be adequate to meet current and projected needs over the foreseeable future.

The Company’s principal source of funds to satisfy short-term liquidity needs comes from cash, due from banks and federal funds sold. The securities portfolio serves as an additional source of liquidity for the Company. At December 31, 2004, securities with a market value of $420,787 were classified as available-for-sale, representing 91.7% of the total securities portfolio. Classification of securities as available-for-sale provides for flexibility in managing net interest margin, interest rate risk and liquidity. Securities with a market value of $291,095 at December 31, 2004 were pledged to secure public funds and other obligations. Cash flows from operating activities amounted to $32,297 and $47,356 for 2004 and 2003, respectively.

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

During 2004, the Company continued its strategy of increasing liquidity and reducing interest rate risk. During the historically low market interest rate and high refinancing environment that existed during 2002, 2003 and much of 2004, the Company sold long-term fixed rate mortgage loan production rather than retain the loans in its portfolio. While this generated gains on sales of mortgage loans of $618 in 2004, $3,012 in 2003 and $2,860 in 2002, it also had a negative impact on the margin as higher rate assets left the balance sheet. The Bank also instituted an aggressive campaign to grow core deposits, specifically Money Market Savings and interest-bearing checking accounts. These campaigns were part of management’s overall strategy to raise lower cost core deposits as funding sources.

Impact of Inflation

Consolidated financial data included herein have been prepared in accordance with GAAP. Presently, GAAP requires the Company to measure financial position and operating results in terms of historical dollars, except for securities available-for-sale which are carried at fair value. Changes in the relative value of money due to inflation or recession are generally not considered.

In management’s opinion, changes in interest rates affect the financial condition of the Company to a far greater degree than changes in the inflation rate. While interest rates are greatly influenced by changes in the inflation rate, they do not move concurrently. Rather, interest rate volatility is based on changes in the expected rate of inflation, as well as changes in monetary and fiscal policy. A financial institution’s ability to be relatively unaffected by changes in interest rates is a good indicator of its capability to perform in a volatile economic environment. In an effort to protect itself from the effects of interest rate volatility, The Company reviews its interest rate risk position frequently, monitoring its exposure and taking necessary steps to minimize any detrimental effects on the Company’s profitability.

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

Loans are the largest category of assets on the Company’s balance sheet, representing over 70% of total assets. The Company considers the accounting policy for allowance for loan losses to be a critical accounting policy because of the significance of the loan portfolio to the financial condition of the Company, and because determining the allowance is a complex process involving difficult and subjective judgments, assumptions and estimates. Management analyzes the appropriateness of the allowance for loan losses regularly. The Company records a provision necessary to maintain the allowance for loan losses at a level sufficient to provide for probable incurred credit losses. The provision is charged against earnings when it is established. An allowance for loan losses is established based on management’s best judgment, which involves an ongoing review of prevailing national and local economic conditions, changes in the size and composition of the portfolio and review of individual problem credits. Growth of the loan portfolio, loss experience, economic conditions, delinquency levels, credit mix, adequacy of collateral, and an evaluation of selected credits are factors that affect judgments concerning the appropriateness of the allowance. Actual losses on loans are charged against the allowance. If the financial condition of the Company’s borrowers were to decline, resulting in an impairment of their abilities to make payments, or the value of collateral securing the loans were to decline, an increase in the allowance may be required. A significant decline in the credit quality of the Company’s loan portfolio could have a material adverse effect on the Company’s financial condition and results of operations.

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

Recent Accounting Pronouncements

Note 1, Summary of Significant Accounting Policies, to the Consolidated Financial Statements discusses new accounting policies adopted by the Company during 2004. There was no material impact to the results of operations of the Company as a result of adopting these new accounting policies.

Item 7A — Quantitative and Qualitative Disclosures About Market Risk

For information regarding the market risk of the Company’s financial instruments, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations of the Company — Quantitative and Qualitative Disclosures About Market Risk.”

Item 8 — Financial Statements and Supplementary Financial Data

See pages 33 - 66.

Item 9 — Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A — Controls and Procedures

The Company’s management carried out an evaluation, under the supervision of the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2004, pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Chief Executive Officer along with the Chief Operating Officer concluded and reported to the Audit Committee of the Company that the following inadequate general computer controls, which individually or in the aggregate, could result in a material misstatement to annual or interim consolidated financial statements that would not be prevented or detected. Accordingly, management determined that these control deficiencies constitute a material weakness.

Application and infrastructure change controls. At December 31, 2004, the Company did not maintain effective control over the documentation of application and infrastructure change controls. This control deficiency primarily related to incomplete logging or detection of changes to the application database and infrastructure systems by the Company’s core processing service provider. This deficiency could result in unauthorized or undetected access or modifications to the application data base and ultimately in unauthorized transactions being recorded in the general accounting records. In addition to controls in place at the Company’s core processing service provider, daily balancing of application system transactions and activity, account reconciliations and reviews, and internal audit testing and review procedures mitigate the likelihood of any material modification to the application data base going undetected for an extended period of time.

Security around user access rights to certain application systems. At December 31, 2004, the Company did not maintain effective control over restricting of access rights to the general ledger application which could result in unauthorized transactions being recorded in the general accounting records. Daily balancing of loan and deposit transactions and activity, general ledger account reconciliations and reviews, management review of manual journal entries and internal audit testing and review procedures mitigate the likelihood of any material unauthorized transactions recorded in the general accounting records going undetected for an extended period of time.

The aforementioned material weakness did not result in any adjustment to the Company’s annual or interim consolidated financial statements. A variety of procedural improvements were implemented throughout the fourth quarter; however, because some were not fully implemented until December 17, 2004, this did not allow for adequate testing time to determine that such weakness was remediated and the control was effective at December 31, 2004. Testing of these improvements was performed during the first quarter of 2005 and the weakness was determined to be remediated and the control effective at March 30, 2005.

The Company qualifies for the exemption under Release No. 34-50754, “Order Under Section 36 of the Securities Exchange Act of 1934 Granting Exemption from Specified provisions of Exchange Act Rules 13a-1 and 15d-1” and will file by April 30, 2005 an amended Form 10-K that includes Management’s Report on Internal Control Over Financial Reporting and the report of the Company’s independent registered public accounting firm on the effectiveness of the Company’s internal control over financial reporting.

Item 9B — Other Information

Not applicable

Consolidated

Financial Statements

CONSOLIDATED BALANCE SHEETS

December 31, 2004 and 2003

(in thousands of dollars, except per share data)

	December 31, 2004	December 31, 2003
Assets
Cash and cash equivalents	$52,057	$59,622
Interest bearing deposits with banks	7,139	1,942
Securities held-to-maturity, (fair value: $1,881 and $2,982, respectively)	1,779	2,861
Securities available-for-sale, at fair value	420,787	471,775
Federal Home Loan Bank stock, at cost	36,170	34,716
Loans originated and held for sale	1,256	2,679
Total loans	1,873,137	1,968,484
Less allowance for loan losses	(26,356)	(24,611)

Net loans	1,846,781	1,943,873
Premises and equipment, net	22,226	25,353
Goodwill	91,971	91,971
Core deposit and other intangible assets	15,473	18,661
Bank owned life insurance	55,038	52,663
Accrued interest receivable and other assets	22,157	24,197

Total assets	$2,572,834	$2,730,313

Liabilities
Deposits:
Non-interest bearing deposits	$231,004	$206,501
Interest bearing deposits	1,609,722	1,769,291

Total deposits	1,840,726	1,975,792
Short-term borrowings	31,676	56,413
Other borrowings	342,078	344,853
Subordinated note	20,619	20,619
Accrued taxes, expenses and other liabilities	25,810	29,813

Total liabilities	2,260,909	2,427,490
Commitments and Contingent Liabilities
Shareholders’ Equity
Common stock ($1.00 stated value, 100,000,000 shares authorized and 22,123,069 issued)	22,123	22,123
Additional paid-in capital	220,741	223,613
Retained earnings	74,854	74,993
Stock held by deferred compensation plan, 128,400 and 118,616 shares at cost	(2,279)	(2,016)
Treasury stock, 43,956 and 440,276 shares at cost	(1,137)	(11,515)
Accumulated other comprehensive loss	(2,377)	(4,375)

Total shareholders’ equity	311,925	302,823

Total liabilities and shareholders’ equity	$2,572,834	$2,730,313

The accompanying notes are an integral part of these financial statements.

CONSOLIDATED STATEMENTS OF INCOME

For the three years ended December 31, 2004

(in thousands of dollars, except per share data)

	2004	2003	2002
Interest income:
Interest and fees on loans:
Taxable	$109,263	$117,783	$122,827
Tax-exempt	129	159	179
Interest and dividends on securities:
Taxable	13,673	18,786	22,076
Tax-exempt	1,975	1,959	1,397
Interest on bank deposits and federal funds sold	67	173	241

Total interest income	125,107	138,860	146,720

Interest expense:
Interest on deposits	36,416	43,012	45,125
Interest on subordinated note / Company obligated mandatorily redeemable trust preferred	2,019	2,019	2,019
Interest on borrowings	15,856	17,098	18,366

Total interest expense	54,291	62,129	65,510

Net interest income	70,816	76,731	81,210
Provision for loan losses	9,125	4,833	7,893

Net interest income after provision for loan losses	61,691	71,898	73,317
Other income:
Trust, financial planning, brokerage and insurance sales	7,861	7,199	7,395
Customer service fees	7,330	7,364	5,602
Gains on sale of loans	4,056	7,125	5,847
Security gains (losses), net	(3,156)	1,773	186
Income on bank owned life insurance	2,375	2,476	2,755
Merchant service fees	1,774	1,841	1,398
Other operating income	4,667	2,824	2,437

Total other income	24,907	30,602	25,620

Other expenses:
Salaries, wages, pension and benefits	37,968	37,219	31,737
Occupancy expense	3,339	3,432	3,199
Furniture and equipment expense	2,159	2,315	2,109
Taxes other than income taxes expense	2,307	2,051	1,975
Other intangible amortization expense	3,188	3,387	2,841
Other operating expenses	21,718	19,765	18,832

Total other expenses	70,679	68,169	60,693

Income before income taxes and cumulative effect of change in accounting principles	15,919	34,331	38,244
Provision for income taxes	4,223	11,108	11,739

Income before cumulative effect of change in accounting principles	11,696	23,223	26,505
Accounting method change — Adoption of FAS 142	—	—	(1,392)

Net Income	$11,696	$23,223	$25,113

Basic earnings per share:
Before cumulative effect of change in accounting	$0.53	$1.07	$1.31
Cumulative effect of change in accounting	—	—	(0.06)

After cumulative effect of change in accounting	$0.53	$1.07	$1.25

Diluted earnings per share:
Before cumulative effect of change in accounting	$0.53	$1.05	$1.28
Cumulative effect of change in accounting	—	—	(0.07)

After cumulative effect of change in accounting	$0.53	$1.05	$1.21

Weighted average shares outstanding:
Basic	21,871,255	21,683,336	20,166,933
Diluted	22,056,961	22,205,750	20,778,219

The accompanying notes are an integral part of these financial statements.

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

For the three years ended December 31, 2004

(in thousands of dollars, except share data)

	Common Shares	Treasury Shares	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (loss)	Treasury Stock	Stock Held in Deferred Compensation Plan	Shareholders’ Equity
Balance, December 31, 2001	12,632,896	1,052,834	$87,049	$—	$49,820	$(2,372)	$(17,991)	$—	$116,506
Comprehensive income:
Net income					25,113				25,113
Other comprehensive income						1,074			1,074

Total comprehensive income									26,187
Issuance of shares for merger, net of treasury stock retired, and recognition of $1 share value	9,412,636	(1,052,834)	(65,004)	222,193			17,989	(597)	174,581
Issuance of common shares for stock options and bonus shares	77,537		78	1,106					1,184
Treasury stock purchases		246,254					(5,112)	(765)	(5,877)
Treasury stock sold and issued for stock options		(193,561)		(841)			3,996		3,155
Cash dividend ($0.52 per share)					(11,446)				(11,446)

Balance, December 31, 2002	22,123,069	52,693	22,123	222,458	63,487	(1,298)	(1,118)	(1,362)	304,290
Comprehensive income:
Net income					23,223				23,223
Other comprehensive loss						(3,077)			(3,077)

Total comprehensive income									20,146
Treasury stock purchases		790,818					(15,701)	(654)	(16,355)
Treasury stock sold and issued for stock options		(403,235)		1,155			5,304		6,459
Cash dividend ($0.54 per share)					(11,717)				(11,717)

Balance, December 31, 2003	22,123,069	440,276	22,123	223,613	74,993	(4,375)	(11,515)	(2,016)	302,823
Comprehensive income:
Net income					11,696				11,696
Other comprehensive income						1,998			1,998

Total comprehensive income									13,694
Treasury stock purchases		450,240					(11,346)	(263)	(11,609)
Treasury stock sold and issued for stock options		(846,560)		(2,872)			21,724		18,852
Cash dividend ($0.54 per share)					(11,835)				(11,835)

Balance, December 31, 2004	22,123,069	43,956	$22,123	$220,741	$74,854	$(2,377)	$(1,137)	$(2,279)	$311,925

The accompanying notes are an integral part of these financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the three years ended December 31, 2004

(in thousands of dollars)

	2004	2003	2002
Cash flows from operating activities:
Net income	$11,696	$23,223	$25,113
Adjustments to reconcile net income to net cash from operating activities:
Depreciation, amortization and accretion	12,983	9,203	5,874
Provision for loan losses	9,125	4,833	7,893
Net securities losses (gains)	3,156	(1,773)	(186)
Gain on sale of financial center	(567)	—	—
Loans originated for sale	(88,444)	(279,739)	(305,499)
Proceeds from sale of loan originations	93,664	307,396	291,887
Gains from sale of loans	(3,797)	(6,269)	(5,847)
Federal Home Loan Bank stock dividend	(1,454)	(1,354)	(1,500)
Net increase in bank owned life insurance	(2,375)	(2,463)	(2,425)
Changes in:
Interest receivable	1,281	1,870	347
Interest payable	(971)	(880)	(301)
Other assets and liabilities, net	1,546	(6,021)	10,077
Deferred taxes payable	(3,546)	(670)	(441)

Net cash from operating activities	32,297	47,356	24,992

Cash flows from investing activities:
Net change in interest bearing deposits with banks	(5,197)	(1,107)	(189)
Net change in federal funds sold	—	9,250	(8,990)
Proceeds from sales or calls of securities available for sale	41,549	92,434	3,524
Proceeds from maturities of securities held to maturity	1,015	2,348	8,614
Proceeds from maturities of securities available for sale	105,216	219,281	274,748
Purchases of securities available for sale	(101,143)	(340,559)	(313,067)
Net (increase)/decrease in loans made to customers	77,966	(94,559)	19,877
Gain on sale of loans from portfolio	(259)	(856)	—
Proceeds from sale of loans	7,341	24,372	—
Net cash received in merger	—	—	46,492
Purchases of premises and equipment	(337)	(1,900)	(2,908)

Net cash from investing activities	126,151	(91,296)	28,101

Cash flows from financing activities:
Net change in deposits	(119,568)	44,177	30,318
Sale of financial center	(14,566)	—	—
Cash dividends paid	(11,835)	(11,717)	(11,446)
Issuance of stock, net	—	—	1,184
Treasury stock sales	18,852	6,459	2,588
Treasury stock purchases	(11,346)	(15,701)	(4,225)
Net change in stock held in deferred compensation plan	(263)	(654)	(765)
Net change in short-term borrowings	(24,737)	(2,301)	(22,125)
Net change in Federal Home Loan Bank overnight borrowings	54,425	(30,750)	29,750
Proceeds from other borrowings	209,660	185,035	48,000
Repayment of other borrowings	(266,635)	(141,068)	(83,268)

Net cash from financing activities	(166,013)	33,480	(9,989)

Net change in cash and cash equivalents	(7,565)	(10,460)	43,104
Cash and cash equivalents at beginning of year	59,622	70,082	26,978

Cash and cash equivalents at end of period	$52,057	$59,622	$70,082

Supplemental cash flow disclosures:
Income taxes paid	$5,375	$11,360	$11,700
Interest paid	$55,564	$62,965	$65,860

Non cash transfers:
Transfer of loans to other assets owned	$4,620	$1,876	$5,302
Merger with UNB Corp. - issuance of common stock	—	—	$174,581

The accompanying notes are an integral part of these financial statements.

Note 1 — Summary of Significant Accounting Policies

Unless otherwise indicated, amounts are in thousands, except share and per share data.

Principles of Consolidation: The consolidated financial statements include the accounts of Unizan Financial Corp. (“Company”) and its wholly owned subsidiaries, Unizan Bank, National Association (“Bank”); Unizan Financial Services Group, National Association; Unizan Banc Financial Services, Inc.; Unizan Financial Advisors, Inc.; Unizan Title Services, Inc. and Unizan, Inc. Unizan Title Services, Inc. ceased operations in November, 2004. The Company is a bank holding company organized under the laws of the state of Ohio. In February, 2005 the Company surrendered its status as a financial holding company and the Company’s ownership of Unizan Financial Advisors, Inc. was transferred to the Bank. These changes are not expected to have a material impact on the Company’s financial condition or operating performance. Also, as further discussed in Note 12, BFOH Capital Trust I, which had previously been consolidated with the Company, is reported separately as of December 31, 2004 and 2003 as a result of new consolidation guidance for variable interest entities. All significant intercompany balances and transactions have been eliminated in consolidation.

Nature of Operations: The Company is a bank holding company engaged in the business of commercial and retail banking, trust and investment services, and consumer finance, with operations conducted through its main office and branches located throughout Stark, Summit, Muskingum, Licking, Franklin, Greene, Miami and Montgomery Counties of Ohio. Also, the Bank has small business-lending centers to serve small businesses and specializes in loans guaranteed by the U.S. Department of Commerce, Small Business Administration (“SBA”). Currently, small business lending centers are located in Cleveland, Columbus, Cincinnati and Dayton, Ohio; Indianapolis, Indiana; Mt. Arlington, New Jersey and Detroit, Michigan. The majority of the Company’s income is derived from commercial and retail lending activities and investments.

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

Cash and Cash Equivalents: Cash and cash equivalents include cash and non-interest bearing deposits with banks. The Company reports net cash flows for interest-bearing deposits with banks, federal funds sold, customer loan transactions, deposit transactions and short-term borrowings.

Securities: The Company classifies debt and equity securities as held to maturity, available for sale or trading. Securities classified as held to maturity are those management has the positive intent and ability to hold to maturity. Securities classified as available-for-sale are those management intends to sell or that could be sold for liquidity, investment management, or similar reasons, even if there is not a present intention for such a sale. Securities available-for-sale are carried at fair value, with unrealized holding gains and losses reported in other comprehensive income. Trading securities are purchased principally for sale in the near term and are reported at fair value with unrealized gains and losses included in earnings. Other securities such as Federal Home Loan Bank stock are carried at cost. During 2004, 2003 and 2002, the Company held no trading securities.

Interest income includes amortization of purchase premium or accretion of discount using the level-yield method over the period to maturity. Gains and losses on sales are based on the amortized cost of the security sold. Securities are written down to fair value when a decline in fair value is considered other than temporary. In estimating other-than-temporary losses, management considers: 1) the length of time and extent that fair value has been less than cost; 2) the financial condition and near term prospects of the issuer; and 3) the Company’s ability and intent to hold the security for a period sufficient to allow for any anticipated recovery of fair value.

Loans: Loans that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are reported at the principal balance outstanding, net of unearned interest, deferred loan fees and costs, and an allowance for loan losses. Residential mortgage loans originated by the Bank and intended for sale in the secondary market are carried at the lower of cost or estimated market value in the aggregate. Net unrealized losses are recognized in a valuation allowance by charges to income. Interest income is reported on the interest method and includes amortization of net deferred loan fees and costs over the loan term. Interest income is not recognized when full loan repayment is in doubt, typically when the loan is impaired or payments are past due over 90 days. Payments received on such loans are reported as principal reductions. All interest accrued but not received for loans placed on non-accrual is reversed against interest income. Interest received on such loans is accounted for on the cash-basis or cost-recovery method, until qualifying for return to accrual. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.

Allowance for Loan Losses: The allowance for loan losses is a valuation allowance for probable incurred credit losses, increased by the provision for loan losses and decreased by charge-offs less recoveries. Management estimates the allowance balance required using past loan loss experience, the nature and volume of the portfolio, information about specific borrower situations and estimated collateral values, economic conditions, and other factors. Allocations of the allowance may be made for specific loans, but the entire allowance is available for any loan that, in management’s judgment, should be charged-off. Smaller-balance loans of similar nature such as residential mortgage and consumer loans are evaluated collectively and an allocation of the allowance is based on the total balances of similar loans in these categories. Loan losses are charged against the allowance when management believes the uncollectibility of a loan balance is confirmed.

A loan is considered impaired when full payment under the loan terms is not expected. Impairment is evaluated in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 114 on an individual loan basis for commercial, commercial real estate and aircraft loans. If a loan is considered impaired, a portion of the allowance is allocated so that the loan is reported, net, at the present value of estimated future cash flows using the loan’s existing rate or at the fair value of collateral if repayment is expected solely from the collateral.

Foreclosed Assets: Foreclosed assets are included in other assets on the consolidated balance sheets at the lower of cost or fair value, less estimated costs to sell. Any reduction in fair value is reflected in a valuation allowance account established by a charge to income. Costs incurred to carry the assets are charged to expense. Foreclosed assets totaled $2,612 and $2,143 at December 31, 2004 and 2003, respectively.

Premises and Equipment: Land is carried at cost. Premises and equipment are stated at cost less accumulated depreciation. Buildings and related components are depreciated using the straight-line method with useful lives ranging from 10 to 40 years. Depreciation of leasehold improvements is limited to the lease terms, or useful lives, whichever is less. Leasehold improvements funded by the lessor that have not been capitalized are not material. Furniture, fixtures and equipment are depreciated using the straight-line method with useful lives ranging from 3 to 10 years. Maintenance and repairs are charged to expense as incurred and major improvements are capitalized.

Mortgage Servicing Rights: Mortgage servicing rights (“MSR”) are carried at the lower of the initial carrying value, reduced by accumulated amortization, or fair value and are included in other assets.

SFAS No. 140 requires the recognition of originated mortgage servicing rights (“OMSRs”) as assets by allocating total costs incurred between the originated loan and the servicing rights retained based on their relative fair values. SFAS 140 also requires the recognition of purchased mortgage servicing rights at fair value, which is presumed to be the price paid for the rights.

Amortization of OMSRs is based on the ratio of net servicing income received in the current period to total net servicing income projected to be realized from the MSR. Projected net servicing income is in turn determined on the basis of the estimated future balance of the underlying mortgage loan portfolio, which declines over time from prepayments and scheduled loan amortization. Amortization is calculated based on the estimated net servicing revenue, considering various factors including prepayment experience and market rates, as well as relevant characteristics of the servicing portfolio, such as loan types, interest rate stratification and recent prepayment experience.

SFAS No. 140 also requires that all MSR’s be evaluated for impairment based on the excess of the carrying amount of the MSR’s over their fair value. Impairment is evaluated based on the fair value of the assets, using groupings of underlying loans as to interest rates. Fair value is determined using prices for similar assets with similar characteristics, when available, or based upon discounted cash flows using market-based assumptions. Any impairment of a grouping is reported as a valuation allowance.

Bank Owned Life Insurance: The Company has purchased life insurance policies on certain employees. Bank owned life insurance is recorded at its cash surrender value which is the amount that can be realized.

Goodwill and Other Intangible Assets: Identified intangibles primarily represent the value of depositor relationships purchased and are expensed on an accelerated basis over their estimated useful lives of 10 to 15 years. Unidentified purchased intangibles, primarily goodwill, is the excess of purchase price over identified net assets in business acquisitions. Prior to 2002, goodwill was amortized over estimated useful lives of 15 to 25 years. Effective January 1, 2002, in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets”, goodwill is no longer amortized The Company recognized $1,392 in expense in the first quarter 2002 for the impairment of goodwill from prior acquisitions. Goodwill is assessed at least annually for impairment, with any such impairment recognized as a reduction to earnings in the period identified.

Long-term Assets: Premises and equipment and other long-term assets are reviewed for impairment when events indicate their carrying amount may not be recoverable from future undiscounted cash flows. If impaired, the assets are recorded at fair value.

Federal Income Taxes: Income taxes are accounted for under the asset and liability method. Income tax expense is the sum of the current year income tax due or refundable and the change in deferred tax assets and liabilities. Deferred tax assets and liabilities are the expected future tax consequences of temporary differences between the carrying amounts and tax basis of assets and liabilities, computed using enacted tax rates. A valuation allowance, if needed, reduces deferred tax assets to the amount expected to be realized. At December 31, 2004 and 2003 no such allowance was required.

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

Stock Options: Employee compensation expense under stock options is reported using the intrinsic value method. Generally, no stock-based compensation cost related to stock options is reflected in net income, as all options granted had an exercise price equal to or greater than the market price of the underlying common stock at date of grant. Any tax benefit realized by the Company from the exercise of non-qualified stock options is recorded to paid-in capital and reduces the liability for current income taxes payable. However, see Note 14 concerning expense recorded in 2004 related to options settled in cash or with shares held for less than six months. The following table illustrates the effect on net income and earnings per share if expense was measured using the fair value method of SFAS No. 123, Accounting for Stock-Based Compensation:

	2004	2003	2002
Net income, as reported	$11,696	$23,223	$25,113
Deduct: Stock based compensation expense determined under fair value based method, net of tax	413	164	932

Pro forma net income	$11,283	$23,059	$24,181

Earnings per share, as reported:
Basic	$0.53	$1.07	$1.25
Diluted	0.53	1.05	1.21
Pro forma earnings per share:
Basic	0.52	1.06	1.20
Diluted	0.51	1.04	1.16

For purposes of providing the pro forma disclosures required under SFAS No. 123, the fair value of the stock options granted in 2004 and 2003 were estimated at the date of grant using a Black-Scholes option pricing model. There were no options granted in 2002. The weighted average assumptions for 2004 and 2003 were as follows:

	2004	2003
Immediate Vesting:
Risk-free interest rate	1.02%	1.96%
Expected dividend yield	2.90%	3.07%
Expected option life (years)	0.7	3.0
Expected volatility	16.00%	31.00%
Weighted average fair value per share	$1.20	$3.54

Delayed Vesting (none granted in 2004):
Risk-free interest rate	N/A	3.15%
Expected dividend yield	N/A	2.60%
Expected option life (years)	N/A	6.0
Expected volatility	N/A	22.00%
Weighted average fair value per share	N/A	$3.35

Treasury Stock: Shares of Unizan Financial Corp. stock may be acquired for re-issuance in connection with stock option plans, the dividend reinvestment and stock purchase plans, future stock dividend declarations and for general corporate purposes. Treasury shares acquired are recorded at cost. Treasury shares re-issued are recorded at actual cost on a first-in, first-out basis. Gains or losses on the re-issuance of treasury shares are recorded as additions to or reductions of additional paid-in capital.

Dividend Reinvestment Plan: The 1999 Dividend Reinvestment and Stock Purchase Plan authorized the sale of 1,000,000 shares of the Company’s authorized but previously unissued common stock to shareholders who chose to invest all or a portion of their cash dividends in common shares of the Company. The Plan also permits shareholders who become participants in the Plan to make optional cash investments of not less than one hundred dollars or more than five thousand dollars per month for investment in common stock. The following table summarizes shares purchased from treasury and on the open market in each of the years ended December 31, 2004, 2003 and 2002:

	2004	2003	2002
Dividend reinvestment:
Purchased from treasury	30,853	50,716	25,682
Purchased on open market	—	—	26,600
Optional cash investments:
Purchased from treasury	2,705	7,926	1,489
Purchased on open market	—	—	—

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

Use of Estimates in Preparation of Financial Statements: Management must make estimates and assumptions based on available information in preparing the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America. These estimates and assumptions affect the amounts reported in the financial statements and the disclosures provided, and actual results could differ materially from those estimated.

Areas involving the use of management’s estimates and assumptions include the allowance for loan losses, the realization of deferred tax assets, fair value of certain securities, the determination and carrying value of impaired loans, the post retirement benefit obligation, the determination of other-than-temporary reductions in the fair value of securities, depreciation of premises and equipment, the carrying value and amortization of intangibles, the fair value of MSR’s and the fair value of financial instruments in the Company’s consolidated financial statements. Estimates that are more susceptible to change in the near term include the allowance for loan losses and the fair value of financial instruments.

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

New Accounting Pronouncements: In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123-R”), which revises SFAS No. 123, “Accounting for Stock Based Compensation” and supersedes APB Opinion No. 25 “Accounting for Stock Issued to Employees.” SFAS No. 123-R focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. This Statement requires an entity to recognize the cost of employee services received in share based payment transactions and measure the cost on a grant-date fair value of the award. That cost will be recognized over the period during which an employee is required to provide service in exchange for the award. The provisions of SFAS No. 123-R will be effective for the Company’s financial statements issued after June 15, 2005. The methodology and timing of adoption of this Statement has not been determined.

In March 2004, the FASB ratified the consensus reached by the Emerging Issues Task Force (“EITF”) in Issue No. 03-1, “Measuring of Other-Than-Temporary Impairment and its Application to Certain Investments” (“EITF 03-1”). This issue provides guidance for determining when an investment is considered impaired, whether impairment is other than temporary and measurement of an impairment loss. In September 2004, the FASB issued FASB Staff Position 03-1-1 (“FSB 03-1-1”) which delayed the effective date for certain measurement and recognition guidance contained in paragraphs 10 – 20 of EITF 03-1. FSP 03-1-1 requires the application of pre-existing other-than-temporary guidance during the period of delay until a final consensus is reached. See Note 4 for information concerning other-than-temporary impairment charges recorded in 2004 and 2003 and disclosures concerning unrealized losses that have not been recognized as other-than-temporary impairment.

In March 2004, the SEC issued Staff Accounting Bulletin No. 105, “Application of Accounting Principles to Loan Commitments” (“SAB 105”). This bulletin was issued to inform registrants of the SEC’s view that the fair value of recorded loan commitments which are required to follow derivative accounting under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” should not consider the expected future cash flows related to the associated servicing of the future loan. The provisions of SAB 105 must be applied to loan commitments accounted for as derivatives that were entered into after March 31, 2004. The adoption of SAB 105 did not have a material impact on the Company’s financial statements.

In December 2003, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued Statement of Position 03-3, “Accounting for Certain Loans or Debt Securities Acquired in a Transfer” (“SOP 03-3”). SOP 03-3 requires acquired loans, including debt securities, to be recorded at the amount of the purchaser’s initial investment and prohibits carrying over valuation allowances from the seller for those individually-evaluated loans that have evidence of deterioration in credit quality since origination, and it is probable all contractual cash flows on the loan will be unable to be collected. SOP 03-3 also requires the excess of all undiscounted cash flows expected to be collected at acquisition over the purchaser’s initial investment to be recognized as interest income on a level-yield basis over the life of the loan. Subsequent increases in cash flows expected to be collected are recognized prospectively through an adjustment of the loan’s yield over its remaining life, while subsequent decreases are recognized as impairment. Loans carried at fair value, mortgage loans held for sale and loans to borrowers in good standing under revolving credit agreements are excluded from the scope of SOP 03-3. This guidance is effective for loans acquired in years beginning after December 15, 2004 and is not expected to have a material impact on the Company’s financial condition, results of operations or cash flows.

In December 2003, the FASB revised FASB Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities.” FIN 46, as revised, changes the accounting model for consolidation from one based on consideration of control through voting interests. Whether to consolidate an entity now should also consider whether that entity has sufficient equity at risk to enable it to operate without additional financial support, whether the equity owners in that entity lack the obligation to absorb expected losses at the right to receive residual returns at the entity, or whether voting rights in the entity are not proportional to the equity interest and substantially all the entity’s activities are conducted for an investor with few voting rights. As of December 31, 2003, the Company applied the provisions of FIN 46 to a wholly-owned subsidiary trust that issued capital securities to third-party investors. The application of FIN 46 resulted in the deconsolidation of the wholly-owned subsidiary trust, which is discussed further in Note 12. The adoption of FIN 46 did not have a material impact on the Company’s consolidated financial condition or results of operations.

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

In November 2002, the FASB issued FASB Interpretation No. 45 (“FIN 45”), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” FIN 45 requires recognizing the fair value of guarantees made and information about the maximum potential payments that might be required, as well as the collateral or other recourse obtainable. FIN 45 covers guarantees such as standby letters of credit, performance guarantees, and direct or indirect guarantees of the indebtedness of others, but not guarantees of funding. The recognition requirements of FIN 45 are to be applied prospectively to guarantees issued or modified after December 31, 2002. The adoption of FIN 45 did not have a material impact on the Company’s consolidated financial condition or results of operations.

Loss Contingencies: Loss contingencies, including claims and legal actions arising in the ordinary course of business, are recorded as liabilities when the likelihood of loss is probable and an amount or range of loss can be reasonably estimated. Management does not believe there now are such matters that will have a material effect on the financial statements.

Dividend Restriction: Banking regulations require maintaining certain capital levels and may limit the amount of dividends paid by the Bank to the Company or by the Company to its shareholders. Currently, the payment of any dividend by the Company requires the prior approval of its primary regulator based on an understanding between the Company and such primary regulator. At year-end 2004, approximately $9,161 of the Bank’s retained earnings were available for dividends to the Company. Dividends in excess of this amount may be paid by the Bank, but require prior regulatory approval.

Restrictions on Cash: Cash on hand or on deposit with the Federal Reserve Bank of $20,432 and $18,955 was required to meet regulatory reserve and clearing requirements at year-end 2004 and 2003, respectively. These balances do not earn interest.

Financial Statement Presentation: Certain previously reported consolidated financial statement amounts have been reclassified to conform to the 2004 presentation.

Note 2 — Mergers and Acquisitions

On January 27, 2004, Huntington Bancshares Incorporated (“Huntington”), a $33 billion regional bank holding company headquartered in Columbus, Ohio, and the Company announced the signing of a definitive agreement to merge the two organizations. The merger was unanimously approved by both boards and has also been approved by the Company’s shareholders. In June 2004, the Federal Reserve Board informed Huntington that it had extended its review period to coordinate further with the staff of the Securities and Exchange Commission (“SEC”) regarding the SEC’s ongoing formal investigation of Huntington and to complete its review of the Community Reinvestment Act aspects of the merger. In November 2004, Huntington announced that it expected to enter into formal supervisory agreements with its banking regulators, the Federal Reserve Board and the Office of the Comptroller of the Currency, providing for a comprehensive action plan designed to address its financial reporting and accounting policies, procedures and controls and its corporate governance practices and that it was withdrawing its regulatory applications for approval pending the resolution of these various matters. As a result, Huntington and the Company agreed to extend the expiration date of the definitive agreement from January 27, 2005 to January 27, 2006. Under terms of the agreement, the Company’s shareholders will receive 1.1424 shares of Huntington common stock, on a tax-free basis, for each share of the Company. On March 1, 2005, Huntington announced that it had entered into formal written agreements with its banking regulators to provide for a comprehensive action plan to address the aforementioned issues. The formal written agreements remain in effect until terminated by the banking regulators. Huntington intends to resubmit its application for regulatory approval of the merger with the Company once the regulatory concerns have been resolved. No assurances, however, can be provided as to the ultimate timing or outcome of these matters.

On March 7, 2002, the Company completed a merger between BancFirst Ohio Corp, and UNB Corp. In connection with the merger, UNB Corp. issued 1.325 shares of common stock in exchange for each share of BancFirst common stock. The purchase price was valued at $175 million and the value of the 11.6 million shares issued was based on the average price of UNB Corp. stock for three days before and two days after the terms of the merger were agreed to and announced. Cash was paid for fractional shares.

The merger was accounted for as a purchase of UNB Corp. Accordingly, UNB Corp.’s results of operations have been included from the date of the merger. The core deposit intangible is subject to amortization on an accelerated basis over an estimated life of ten years. Goodwill is not being amortized in accordance with SFAS No. 142, but is evaluated for impairment on an annual basis. Because the merger was structured as a tax free exchange, none of the goodwill is deductible for tax purposes.

Note 3 — Goodwill and Intangible Assets

The change in the carrying amount of goodwill for the years ended December 31, 2004, 2003 and 2002 was as follows:

	2004	2003	2002
Balance at beginning of year	$91,971	$92,055	$18,871
Goodwill acquired during period	—	—	75,076
Less:
Impairment of goodwill	—	84	1,392
Sale of financial planning company	—	—	500

Balance at end of year	$91,971	$91,971	$92,055

In 2003 and 2002, goodwill impairment charges of $84 and $1,392 were recognized respectively, in the Investment and Funds Management segment as market conditions adversely affected the level of new investment activity and, accordingly the operating performance of the Investment and Funds Management segment. The fair value was estimated using the expected present value of future cash flows. At December 31, 2004 and 2003, there was $91,655 of goodwill related to the Company’s Community Banking segment and $316 related to the Investment and Funds Management segment.

Identified intangible assets are amortized on an accelerated basis over 10 to 15 years. The following summarizes the original balance and accumulated amortization of core deposits and other intangibles at December 31, 2004 and 2003. Fully amortized items are excluded from the totals:

	Core Deposit Intangibles	Other Intangibles	Total
Original balance	$25,451	$—	$25,451
Less: accumulated amortization	9,978	—	9,978

Balance, December 31, 2004 – net	$15,473	$—	$15,473

Original balance	$25,812	$1,250	$27,062
Less: accumulated amortization	7,505	896	8,401

Balance, December 31, 2003 – net	$18,307	$354	$18,661

Amortization of identified intangible assets for the years ended December 31, 2004, 2003 and 2002 was $3,188, $3,387 $2,841, respectively. Intangible amortization expense is estimated to be $2,553, $2,461, $2,263 and $2,139 and $1,999 for the years ended December 31, 2005 through December 31, 2009, respectively.

Note 4 — Securities

The fair value of available-for-sale securities and the related gross unrealized gains and losses recognized in accumulated other comprehensive income (loss) were as follows:

	December 31, 2004
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities available-for-sale:
U.S. Treasury securities	$1,006	$—	$(23)	$983
Obligations of states and political subdivisions	43,265	1,240	(46)	44,459
Mortgage-backed and related securities	364,458	906	(3,954)	361,410
Other securities	13,935	—	—	13,935

Total securities available-for-sale	$422,664	$2,146	$(4,023)	$420,787

	December 31, 2003
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities available-for-sale:
U.S. Treasury securities	$1,000	$7	$—	$1,007
Obligations of states and political subdivisions	46,222	1,627	(36)	47,813
Corporate obligations	42,241	794	(1,684)	41,351
Mortgage-backed and related securities	367,272	1,205	(3,735)	364,742
Other debt securities	314	—	(4)	310
Other securities	18,301	39	(1,788)	16,552

Total securities available-for-sale	$475,350	$3,672	$(7,247)	$471,775

The carrying amount, unrecognized gains and losses, and fair value of securities held-to-maturity were as follows:

	December 31, 2004
	Carrying Amount	Gross Unrecognized Gains	Gross Unrecognized Losses	Fair Value
Securities held-to-maturity:
Obligations of states and political subdivisions	$200	$5	$—	$205
Mortgage-backed and related securities	1,579	97	—	1,676

Total securities held-to-maturity	$1,779	$102	$—	$1,881

	December 31, 2003
	Carrying Amount	Gross Unrecognized Gains	Gross Unrecognized Losses	Fair Value
Securities held-to-maturity:
Obligations of states and political subdivisions	$200	$13	$—	$213
Mortgage-backed and related securities	2,661	140	(32)	2,769

Total securities held-to-maturity	$2,861	$153	$(32)	$2,982

The amortized cost and fair value of debt securities at December 31, 2004, by contractual maturity, are shown below. Actual maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity date, primarily mortgage-backed securities, are shown separately.

	December 31, 2004
	Amortized Cost	Fair Value	Weighted Average Yield
Available-for-Sale:
Due in one year or less	$666	$674	3.31%
Due from one to five years	3,691	3,897	4.53
Due from five to ten years	10,751	10,775	3.51
Due after ten years	29,163	30,096	4.97
Mortgage-backed and related securities	364,458	361,410	3.27

Total securities available-for-sale	$408,729	$406,852	3.41%

Held-to-Maturity:
Due in one year or less	$100	$102	4.53%
Due from one to five years	100	103	4.62
Mortgage-backed and related securities	1,579	1,676	7.35

Total securities held-to-maturity	$1,779	$1,881	7.04%

Proceeds from the sale or call at a premium of securities were as follows:

	2004	2003	2002
Proceeds	$41,549	$92,434	$3,524
Gross gains	841	3,689	218
Gross losses	647	506	32
Impairment loss	3,350	1,410	—

Other securities at December 31, 2004 and 2003 include $10,500 redemption value of adjustable rate preferred stock issued by FNMA and FHLMC. These securities had fair values of $7,150 and $8,792 at December 31, 2004 and 2003. At December 31, 2004 the Company determined that the decline in fair value of these securities was other than temporary and, accordingly, recognized an impairment charge of $3,350 to write these securities down to their estimated fair values.

Included in corporate obligations at December 31, 2003 was a trust preferred security issued by North Country Financial Corporation. North Country Financial Corporation’s principal subsidiary, North Country Bank and Trust, entered into a Cease and Desist Order with the Federal Deposit Insurance Corporation and the Michigan Office of Financial and Insurance Services in March 2003. As a result of these circumstances, an impairment charge of $1,410 was recognized in 2003 on the $2,000 trust preferred security. This security was sold in July 2004 for $600, resulting in a gain of $10.

At December 31, 2004, there were no holdings of securities of any one issuer, other than the U.S. government and its agencies and corporations, in an amount greater than 10% of shareholders’ equity.

Securities with a carrying value of approximately $291,095 and $365,228 as of December 31, 2004 and 2003, respectively, were pledged to secure public funds, deposits, borrowings under term reverse repurchase agreements, and for other obligations.

At December 31, 2004 and 2003, securities with unrealized losses, by length of time they have been in a continuous loss position, not recognized in income were as follows:

	Less than 12 months		12 months or longer		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
2004:
U.S. Treasury securities	$983	$(23)	—	—	$983	$(23)
Obligations of state and political subdivisions	5,798	(24)	$487	$(22)	6,285	(46)
Mortgage-backed and related securities	178,384	(1,904)	117,621	(2,050)	296,005	(3,954)

Total temporarily impaired securities	$185,165	$(1,951)	$118,108	$(2,072)	$303,273	$(4,023)

2003:
Obligations of state and political subdivisions	$1,998	$(20)	$999	$(16)	$2,997	$(36)
Corporate obligations	—	—	21,255	(1,684)	21,255	(1,684)
Mortgage-backed and related securities	299,441	(3,624)	7,219	(143)	306,660	(3,767)
Other debt and equity securities	586	(17)	9,076	(1,775)	9,662	(1,792)

Total temporarily impaired securities	$302,025	$(3,661)	$38,549	$(3,618)	$340,574	$(7,279)

The comments below relate to those securities which have been in a continuous unrealized-loss position for more than twelve months as of December 31, 2004. As of the reporting date, the Company believes that the impairment described is temporary as the Company has the ability to hold such securities for the foreseeable future and the fair value is expected to recover as the securities approach their maturity dates.

Obligations of state and political subdivisions

The balance of $487 represents one bond and carries a Moody’s rating of A3 with a stable outlook. This security matures in February 2028. In total, the amount of unrealized loss is approximately 4.5% of the carrying value.

Mortgage backed and related securities

The balance of $117,621 includes eleven agency issued collateralized mortgage obligations and nine mortgage pass-through securities. All of these securities are currently paying principal and interest monthly and have final maturity dates ranging from June 2008 to April 2022. In total, the amount of the unrealized loss is approximately 1.7% of the carrying value and ranges from .06% to 3.53% on an individual security basis.

Note 5 — Loans

Loans were comprised of the following at December 31:

	2004	2003
Commercial, financial and agricultural	$268,339	$261,167
Commercial real estate	607,470	658,699
Aircraft	106,845	133,277
Residential real estate	439,866	450,398
Consumer	450,617	464,943

Total loans	$1,873,137	$1,968,484

Impaired loans were as follows at December 31:

	2004	2003
Loans with no allowance for loan losses allocated	$6,871	$2,630
Loans with allowance for loan losses allocated	6,043	4,846
Amount of allowance allocated	2,221	2,402
Average of impaired loans, year-to-date	10,201	4,638
Interest income recognized during impairment	118	232
Cash-basis interest income recognized year-to-date	—	—

Non-performing, which includes impaired loans, and restructured loans were as follows:

	2004	2003
Loans past due over 90 days and still accruing	$1,856	$5,333
Non-accrual loans	28,294	20,566
Restructured loans	2,430	2,565

Restructured loans consisted of one loan that was restructured in May 1999. This loan performed in accordance with the restructured terms until its maturity date in May 2004 at which time the maturity date was extended to November 2005. Since this time, all required payments have been made in accordance with the extension agreement.

At December 31, 2004 and 2003, non-accrual loans included $9,266 and $8,937, respectively, of SBA and other government guaranteed loans, of which $7,294 and $6,537, respectively, is guaranteed by the government.

Certain directors, executive officers and principal shareholders of the Company and its subsidiaries are loan customers of the Bank. A summary of aggregate related party loan activity is as follows for the year ended December 31:

2004
Balance, January 1,	$20,709
New loans	8,546
Repayments	(2,446)
Other changes	(84)

Balance, December 31,	$26,725

Note 6 — Allowance for Loan Losses

Transactions in the allowance for loan losses for the years ended December 31, were as follows:

	2004	2003	2002
Balance at January 1,	$24,611	$25,271	$10,610
Acquired allowance for loan losses	—	—	12,148
Provision charged to expense	9,125	4,833	7,893
Loans charged off	(10,146)	(7,884)	(7,761)
Recoveries on loans previously charged off	2,766	2,391	2,381

Balance at end of year	$26,356	$24,611	$25,271

Note 7 — Secondary Mortgage Market Activities

Mortgage loans serviced for others, which are not reported as assets, totaled $259 million and $298 million at December 31, 2004 and 2003, respectively. Activity for capitalized mortgage servicing rights and the related valuation allowance was as follows:

	2004	2003	2002
Servicing rights:
Beginning of year	$2,774	$3,376	$2,017
Additions	67	1,378	1,732
Amortized as a reduction of income	(714)	(1,980)	(373)

End of year	$2,127	$2,774	$3,376

Valuation allowance:
Beginning of year	$823	$1,410	$225
Reduction (increase) to income	(304)	(587)	1,185

End of year	$519	$823	$1,410

The fair value of MSRs is estimated by calculating the present value of estimated future net servicing cash flows, taking into consideration expected mortgage loan prepayment rates, discount rates, servicing costs, and other economic factors. The expected rate of mortgage loan prepayments is the most significant factor driving the valuation and are derived from a third party model. Increases in mortgage loan prepayments reduce estimated future net servicing cash flows because the life of the underlying loan is reduced. Key economic assumptions used in determining the fair value amount were a median PSA speed of 186% at December 31, 2004 and 318% at December 31, 2003 and an investor yield of 10% at both December 31, 2004 and 2003. Amortization of MSR’s is estimated to be $330, $286, $247, $213 and $180 for the years ended December 31, 2005 through 2009, respectively.

Note 8 — Premises and Equipment

The components of premises and equipment at December 31, were as follows:

	2004	2003
Land	$4,833	$4,833
Buildings & leasehold improvements	21,678	22,019
Furniture and fixtures	21,481	21,399

Total premises and equipment	47,992	48,251
Accumulated depreciation and amortization	(25,766)	(22,898)

Premises and equipment, net	$22,226	$25,353

Depreciation expense was $3,209, $3,484 and $3,547 for the years ended December 31, 2004, 2003 and 2002, respectively. At December 31, 2004, the Company was obligated for the next five years for rental commitments under non-cancelable operating leases on the main and branch offices and equipment as follows:

2005	$1,316
2006	1,108
2007	969
2008	835
2009	728

Total	$4,956

Rental expense amounted to approximately $1,400, $1,511 and $1,452 in 2004, 2003 and 2002, respectively.

Note 9 — Interest Bearing Deposits

Total interest-bearing deposits as presented on the consolidated balance sheets were comprised of the following classifications:

	December 31,
	2004	2003
Interest-bearing demand	$219,249	$276,037
Savings and money market deposits	526,972	531,134
Time:
In denominations under $100,000	606,127	709,118
In denominations of $100,000 or more	257,374	253,002

Total interest bearing deposits	$1,609,722	$1,769,291

Time deposits in denominations under $100,000 included brokered deposits of $37,895 and $62,955 at year-end 2004 and 2003, respectively.

At year-end 2004, stated maturities of time deposits were as follows:

2005	$517,502
2006	205,782
2007	103,869
2008	24,004
2009	8,505
Thereafter	3,839

Total	$863,501

Related party deposits totaled $18,856 and $20,171 at year-end 2004 and 2003, respectively.

Note 10 — Short-Term Borrowings

Short-term borrowings consist of federal funds purchased and securities sold under agreements to repurchase. Physical control is maintained for securities sold under repurchase agreements. Information concerning all short-term borrowings at December 31, maturing in less than one year is summarized as follows:

	2004	2003
Securities sold under agreements to repurchase and federal funds purchased at period end	$31,676	$56,413

Weighted average interest rate at period end	1.54%	0.56%

Average amount outstanding during year	$55,423	$65,291

Approximate weighted average interest rate during the year	0.89%	0.74%

Maximum amount outstanding as of any month end	$68,704	$93,995

Total interest expense on short-term borrowings was $495, $484 and $493 for the years ended December 31, 2004, 2003 and 2002, respectively.

Note 11 — Other Borrowings

Federal Home Loan Bank (FHLB) advances and other borrowings were as follows:

	December 31, 2004		December 31, 2003
	Amount	Average Rate	Amount	Average Rate
FHLB advances	$261,549	3.80%	$268,721	5.57%
Term repurchase agreements	45,000	5.44	45,000	5.44
Line of credit with financial institution	35,000	3.25	15,500	2.03
Term debt with a financial institution	—	—	15,000	3.61
Capital leases	369	6.75	482	4.35
Subordinated term notes	160	4.71	150	2.61

	$342,078		$344,853

The Bank has entered into various borrowing agreements with the FHLB of Cincinnati. Scheduled principal payments on amortizing advances are shown in the year they are due. At December 31, 2004, minimum annual repayments of FHLB advances were comprised of the following:

Maturity	Weighted Average Rate	Principal Repayment
2005	2.91%	$104,517
2006	3.67	60,577
2007	4.91	17,000
2008	5.28	43,661
2009	—	—
2010 and thereafter	4.24	35,794

Total	3.80%	$261,549

FHLB advances must be secured by eligible collateral as specified by the FHLB. Accordingly, the Company has a blanket pledge of its one-to-four family mortgages, multi-family, commercial real estate and home equity loans held in the loan portfolio as collateral for the advances outstanding at December 31, 2004 with a required minimum ratio of collateral to advances of $353,091, or 135%. Also, the Company has an investment in FHLB stock of $36,170 at December 31, 2004 of which approximately $13,100 is pledged as collateral for outstanding advances. FHLB advances comprise a combination of fixed and variable rate advances. Variable rate advances can be paid off, in part or in full, on any interest reset date without penalty. Fixed rate advances are generally subject to early prepayment fees approximately equal to the present value of the lost cash flow to the FHLB. During 2003, the Company prepaid $44,000 of fixed rate FHLB advances prior to their scheduled maturities and incurred a prepayment penalty of $1,033 that is included with interest expense.

At December 31, 2004, the Company had $45,000 in term repurchase agreements with Salomon Brothers, Inc. under which the Company sold mortgage-backed and related securities classified as available for sale with a fair value of $51,822. The repurchase agreements mature in April 2008 ($10,000) and June 2008 ($35,000). Also, such repurchase agreements are callable at the option of the counter-party. The securities are held at Salomon Brothers, Inc. and will be returned to the Company at maturity.

The Parent Company has a line of credit of $35,000 from a financial institution that is used for liquidity purposes and to facilitate additional investment in subsidiaries. The line of credit is secured by common stock of the Bank. The total outstanding balance at December 31, 2004 was $35,000. The interest on each draw is variable and is priced off the Federal Funds Rate plus 1.00% per annum and is paid quarterly. The line of credit was initially scheduled to mature in August, 2005, however the maturity date has been extended to January 27, 2006. Currently, any new borrowings by the Parent Company require the prior approval of the Company’s primary regulator based on an understanding between the Company and such primary regulator. Also, at December 31, 2003 the Company had a term loan of $15,000 from a financial institution that was used to facilitate additional investment in subsidiaries. This debt matured and was paid on September 30, 2004.

The Bank entered into two capital lease arrangements in order to finance the purchase of equipment. The aggregate outstanding balance of the leases as of December 31, 2004 was $369. The first lease calls for sixty monthly payments of $4 with the last payment due in October 2006 and the second lease calls for sixty monthly payments of $8 with the last payment due in July 2008.

In 2003, Unizan Banc Financial Services, Inc. began offering subordinated term notes with maturity dates of one, two or three years from the date of issue in order to finance additional loan growth. The outstanding balance of the subordinated notes as of December 31, 2004 and 2003 was $160 and $150, respectively.

Note 12 — Subordinated Note

On October 18, 1999, the BFOH Capital Trust I, a statutory business trust created under Delaware law, issued $20,000 of 9.875% Capital Securities, Series A (“Capital Securities”) with a stated value and liquidation preference of $1 per share. The Trust’s obligations under the Capital Securities issued are fully and unconditionally guaranteed by the Company. The proceeds from the sale of the Capital Securities of the Trust, as well as the proceeds from the issuance of common securities to the Company, were utilized by the Trust to invest in $20,619 of 9.875% Junior Subordinated Debentures (the “Debentures”) of the Company. The Debentures are unsecured obligations and rank subordinate and junior to the right of payment to all indebtedness, liabilities and obligations of the Company. The Debentures represent the sole assets of the Trust. Interest on the Capital Securities is cumulative and payable semi-annually in arrears. Currently, based on an understanding between the Company and its primary regulator, the payment of interest on the Capital Securities requires the prior approval of such primary regulator. The Company has the right to optionally redeem the Debentures prior to the maturity date of October 15, 2029, on or after October 15, 2009 at 104.938% (declining annually thereafter to 100% after October 15, 2019) of the stated liquidation amount, plus accrued and unpaid distributions, if any, to the redemption date. Under the occurrence of certain events, specifically a Tax Event, Investment Company Event or Capital Treatment Event as more fully defined in the BFOH Capital Trust I Prospectus dated October 13, 1999, the Company may redeem in whole, but not in part, the Debentures prior to October 15, 2009. Proceeds from any redemption of the Debentures would cause a mandatory redemption of the Capital Securities and the common securities having an aggregate liquidation amount equal to the principal amount of the Debentures redeemed. Debt issuance costs of $958 have been capitalized by the Trust and are being amortized.

The Trust is a wholly owned subsidiary of the Company, has no independent operations and has issued securities that contain a full and unconditional guarantee of its parent, the Company. The Trust is exempt from the reporting requirements of the Securities Exchange Act of 1934.

Prior to 2003, the trust was consolidated in the Company’s financial statements, with the trust preferred securities issued by the trust reported in liabilities as “company obligated mandatorily redeemable trust preferred” and the subordinated debentures eliminated in consolidation. New accounting guidance, FIN 46, as revised in December 2003, requires that subsidiaries defined as variable interest entities be consolidated by the enterprise that will absorb the majority of the entities expected losses if they occur, receive a majority of the variable interest entities residual returns if they occur, or both. The Company determined that the Trust meets the definition of a variable interest entity and that the company is not the primary beneficiary of the Trust’s activities. Accordingly, as of December 31, 2003, the trust is no longer consolidated with the Company. The Company does not report the securities issued by the trust as liabilities, and instead reports as liabilities the subordinated debentures issued by the Company and held by the trust, as these are no longer eliminated in consolidation. The amounts previously reported as “company obligated mandatorily redeemable trust preferred” in liabilities have been recaptioned “subordinated note” and continue to be presented in liabilities on the balance sheet. The deconsolidation of the Trust increased the Company’s balance sheet by $619, the difference representing the Company’s common ownership in the Trust. The deconsolidation has no impact on the Company’s liquidity position since it continues to be obligated to repay the debentures held by the Trust and guarantees repayment of the capital securities issued by the Trust.

The Capital Securities held by the Trust qualify as Tier 1 capital for the Company under the Federal Reserve Board’s regulatory framework. On March 1, 2005, the Federal Reserve Board adopted a final rule that retains Tier 1 capital treatment for trust preferred securities but with stricter limits. Under the rule, after a five-year transition period ending March 31, 2009, the aggregate amount of trust preferred securities and certain other capital elements will retain its current limit of 25% of Tier 1 capital elements, net of goodwill less any associated deferred tax liability. The amount of trust preferred securities and certain other elements in excess of the limit could be included in Tier 2 capital, subject to restrictions. This rule will not impact the Company’s Tier 1 capital.

Note 13 — Retirement Plans

The Company has a 401(k) Retirement Plan which covers substantially all employees. The Company makes contributions to the plan pursuant to salary savings elections and discretionary contributions as set forth by the provisions of the plan. Employees direct the investment of account balances from plan alternatives. Operating results have been charged $1,584, $1,986, and $985 for contributions to the plan for the years ended December 31, 2004, 2003 and 2002, respectively.

The Company has salary continuation agreements covering certain key officers and has purchased single premium life insurance policies as a source of funding death benefit obligations under such agreements. Expense associated with these agreements was $565, $802 and $276 for the years ended December 31, 2004, 2003 and 2002, respectively and accrued obligations totaled $1,800 and $1,235, respectively, at December 31, 2004 and 2003.

The Company maintained an employee stock purchase plan whereby eligible employees and directors, through their plan contributions, were able to purchase shares of the Company’s stock. Such shares were purchased from treasury stock at fair market value. Minimal expenses were incurred by the Company for the years ended December 31, 2004, 2003 and 2002, in connection with the plan which was discontinued during 2004.

In July 2002, the Company’s Board of Directors approved a resolution terminating UNB Corp.’s self-funded post-retirement medical benefit plan. Enrolled retirees and enrolled eligible employees who retired not later than September 30, 2003, continued to be eligible to receive post-retirement medical benefits. The Company recognized a curtailment gain of $390 from the termination of the benefit post-retirement medical plan for the year ended December 31, 2002. At December 31, 2004 and 2003, the recorded liability for future benefit payments was $1,253 and $1,624, respectively.

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

Note 14 — Stock Option and Performance Unit Plan

In 1987, the shareholders of UNB Corp. approved a Stock Option and Performance Unit Plan (the “1987 Plan”) reserving 764,040 shares of common stock, adjusted for stock dividends and splits, for the granting of options to executive officers and other senior management personnel. Options were not exercisable for at least four years from the date of grant and did not become fully exercisable until six years from the date of grant. The duration of the exercise period was ten years.

In 1997, the shareholders of UNB Corp. approved a Stock Option Plan (the “1997 Plan”) reserving 1,000,000 shares of common stock, adjusted for stock dividends and splits, for the granting of options to directors and employees of the Company and its affiliates. In 2003, shareholders approved an amendment to the 1997 Stock Option Plan increasing the number of shares authorized under the Plan by 1,800,000. Non-qualified stock options granted to directors are immediately exercisable. Stock options granted to employees of the Company and its affiliates are partially exercisable one year from the date of grant and become fully exercisable five years from grant date. The duration of the exercise period is ten years. In accordance with provisions of the Plan, upon shareholder approval of the Huntington merger all options outstanding at the time of such approval fully vested, became 100% exercisable and were eligible for cash surrender for 30 days following this approval. As options are exercised, shareholders’ equity is credited with the proceeds. The weighted average fair value of options granted during 2004 and 2003 was $1.20 and $3.37, respectively, per option.

BancFirst Ohio Corp. had a 1997 Omnibus Stock Incentive Plan (the “BFOH Plan”), which provided for the granting of stock options and other stock related awards to key employees. Upon the completion of the merger in March 2002, all outstanding options of BFOH were converted to Unizan Financial Corp. options at the exchange ratio of 1.325 and no additional options will be granted under the BFOH Plan. In accordance with provisions of the BFOH Plan, upon a change in control, as defined in the BFOH Plan, all options outstanding at the time of such change in control fully vested and became 100% exercisable. The duration of the exercise period is twenty years. All options granted were at a price that equaled or exceeded the market value of BFOH’s common stock at the date of grant.

The summary of stock option activity for each of the plans is as follows:

1987 Plan	Number of Options			Weighted-average exercise price	Range of Option Price per Share
	Available for Grant	Exercised	Outstanding
Balance acquired at merger	—	488,506	266,010	$8.72	$6.00	$15.00
Exercised	—	39,540	(39,540)	5.70	6.00	15.00

Balance, December 31, 2002	—	528,046	226,470	8.35	6.00	15.00
Exercised	—	173,779	(173,779)	7.14	6.00	15.00

Balance, December 31, 2003	—	701,825	52,691	12.34	9.63	15.00
Exercised	—	45,507	(45,507)	12.22	9.63	15.00

Balance, December 31, 2004	—	747,332	7,184	13.12	11.00	15.00

1997 Plan	Number of Options			Weighted-average exercise price	Range of Option Price per Share
	Available for Grant	Exercised	Outstanding
Balance acquired at merger	119,961	23,239	856,800	$15.92	$12.69	$20.25
Forfeited	3,573	—	(3,573)	18.89	18.40	20.00
Exercised	—	90,535	(90,535)	13.71	12.69	20.25

Balance, December 31, 2002	123,534	113,774	762,692	16.18	12.69	20.25
New shares authorized for grant	1,800,000	—	—
Granted	(256,351)	—	256,351	17.60	17.33	19.56
Forfeited	33,193	—	(33,193)	19.48	17.33	20.00
Exercised	—	53,040	(53,040)	16.08	12.83	20.00

Balance, December 31, 2003	1,700,376	166,814	932,810	16.46	12.69	20.25
Granted	(19,000)	—	19,000	26.37	26.37	26.37
Forfeited	3,667	—	(3,667)	17.33	17.33	17.33
Exercised or surrendered and settled for cash	—	605,886	(605,886)	16.28	12.69	26.37

Balance, December 31, 2004	1,685,043	772,700	342,257	17.33	12.69	26.37

BFOH Plan	Number of Options			Weighted-average exercise price	Range of Option Price per Share
	Available For Grant	Exercised	Outstanding
Balance, January 1, 2002	262,688	3,256	847,056	16.96	10.06	25.88
Expired	(262,688)	—	—
Forfeited	—	—	(51,115)	19.66	11.32	25.88
Exercised	—	154,662	(154,662)	16.11	11.32	20.13

Balance, December 31, 2002	—	157,918	641,279	17.11	10.06	25.88
Forfeited	—	—	(16,902)	19.42	11.32	25.88
Exercised	—	54,918	(54,918)	16.39	11.32	20.13

Balance, December 31, 2003	—	212,836	569,459	17.20	10.06	25.88
Forfeited	—	—	(1,497)	21.47	16.60	25.88
Exercised	—	329,629	(329,629)	16.69	10.06	25.88

Balance, December 31, 2004	—	542,465	238,333	17.87	11.32	25.88

During 2004, 6,919 of the options exercised from the 1987 Plan, 331,651 of the options exercised from the 1997 Plan and 57,157 of the options exercised from the BFOH Plan were settled with shares held for less than six months and 171,066 of the options exercised from the 1997 Plan were settled in cash. As a result, an expense of $5,065 was recognized during 2004.

Options exercisable as of year-end were as follows:

	Number of Options	Weighted Average Exercise Price
1987 Plan
December 31, 2002	226,470	$8.35
December 31, 2003	52,691	12.34
December 31, 2004	7,184	13.12

1997 Plan
December 31, 2002	759,692	16.17
December 31, 2003	720,485	16.19
December 31, 2004	342,247	17.33

BFOH Plan
December 31, 2002	641,279	17.11
December 31, 2003	569,459	17.20
December 31, 2004	238,333	17.87

At December 31, 2004, the weighted average remaining option life was 1.6 years for outstanding options issued under the 1987 Stock Option Plan, 6.3 years for outstanding options issued under the 1997 Stock Option Plan and 15.4 years for outstanding options issued under the 1997 BFOH Stock Option Plan.

Also under the BFOH Plan, BFOH adopted the 1997 Bonus Shares Program whereby eligible employees receiving annual cash bonus awards could elect to receive up to 50% of such awards in common shares of the Company (“bonus shares”). Eligible employees elected to receive $360 of their 2001 bonus, in bonus shares which resulted in the issuance of 15,017 shares in 2002. Due to the change in control, the accelerated vesting of the matching shares and the termination of the Bonus Shares Program, $510 in compensation expense was recognized and 38,018 shares were issued in 2002.

Note 15 — Other Operating Expenses

Other operating expenses are summarized as follows:

	Years ended December 31,
	2004	2003	2002
Data processing	$3,590	$3,622	$3,663
Electronic banking fees	2,321	2,369	1,871
Marketing expense	973	1,348	1,618
Legal and professional fees	4,591	2,413	1,993
Stationery, supplies and postage	1,477	1,826	1,882
Telecommunications	1,567	1,626	1,307
Other expenses	7,199	6,561	6,498

Total other operating expenses	$21,718	$19,765	$18,832

Note 16 — Income Taxes

Income taxes consist of the following:

	Years ended December 31,
	2004	2003	2002
Current tax expense	$7,769	$11,778	$12,180
Deferred tax benefit	(3,546)	(670)	(441)

Total income taxes	$4,223	$11,108	$11,739

The difference between the provision for income taxes and amounts computed by applying the statutory income tax rate of 35% for 2004, 2003 and 2002 to income before taxes is as follows:

	Years ended December 31,
	2004	2003	2002
Income taxes computed at the statutory tax rate on pretax income	$5,572	$12,016	$12,898
Add tax effect of:
Tax-exempt income	(732)	(732)	(526)
Increase in cash surrender value of life insurance	(831)	(866)	(964)
Nondeductible goodwill impairment	—	29	463
Nondeductible compensation	—	629	—
Nondeductible merger costs	204	—	—
Other	10	32	(132)

Total income taxes	$4,223	$11,108	$11,739

The sources of gross deferred tax assets and gross deferred tax liabilities are as follows at December 31:

	2004	2003
Items giving rise to deferred tax assets:
Allowance for loan losses	$9,224	$8,614
Reserve for health insurance	108	223
Amortization of intangibles	1,241	1,310
Unrealized holding losses on securities	655	1,251
Unrealized losses on derivatives	625	1,105
Accrued pension	21	21
Deferred compensation	1,465	1,230
Post retirement benefits	439	568
Security impairment	1,173	493
Other	733	258

Total deferred tax assets	15,684	15,073

Items giving rise to deferred tax liabilities:
Loan servicing	1,653	1,808
Deferred loan fees and costs	241	71
FHLB stock dividends	5,453	4,944
Depreciation	877	1,306
Purchase accounting adjustments	7,669	9,679
Other	84	28

Total deferred tax liabilities	15,977	17,836

Net deferred tax liability	$(293)	$(2,763)

Taxes on securities gains (losses) approximated ($1,105), $621 and $65 in 2004, 2003 and 2002, respectively. Also, income tax benefits of $1,318, $911 and $483, respectively, were credited to shareholders’ equity in 2004, 2003 and 2002 related to the exercise of non-qualified employee stock options.

Note 17 — Financial Instruments

Financial Instruments: The Company is a party to financial instruments in the normal course of business to meet the financial needs of its customers. The contract or notional amounts of these instruments are not included in the consolidated financial statements. The exposure to credit loss in the event of nonperformance by the other party to the financial instruments for commitments to make loans is represented by the contractual amounts of these instruments. The Company does not anticipate any material losses from these transactions. The contract or notional amounts of commitments to extend credit on December 31, were as follows:

	2004	2003
Revolving home equity lines	$172,938	$174,408
Commercial real estate and construction loans secured by real estate	40,056	22,104
Commercial loans	21,037	35,390
Residential mortgage loans	9,175	25,879
Other unused commercial and consumer credit lines	111,459	230,790
Standby and other letters of credit	26,442	6,951

The amounts above represent contracts entered into by the Company, net of amounts participated to other financial institutions. The Company uses the same credit policies in extending commitments and letters of credit and financial guarantees as it does for on-balance-sheet financial instruments. The Company controls its exposure to loss from these agreements through credit approval processes and monitoring procedures. Letters of credit and commitments to extend credit are generally issued for one year or less. The total commitment amounts do not necessarily represent future cash disbursements, as many of the commitments expire without being drawn upon. The Company may require collateral in extending commitments, which may include cash, accounts receivable, securities, and real or personal property. Deferred commitment fees included in other liabilities related to letters of credit totaled $823 and $288 at December 31, 2004 and 2003, respectively. Also, other liabilities at December 31, 2004 and 2003 include an allowance for unfunded loan commitments and letters of credit of $325 and $130, respectively.

In addition to the financial instruments with off-balance sheet risks, the Company has commitments to lend money which have been approved by the Small Business Administration’s (SBA) 7(a) program. Such commitments carry SBA guarantees on individual credits ranging from 50% to 75% of principal balances. The total of such commitments at December 31, 2004 and 2003, were $9,972 and $4,242, respectively, with guaranteed principal by the SBA totaling $7,434 and $3,028, respectively.

The Company has no significant concentrations of credit risk with any individual counter-party. The Company’s lending is concentrated primarily in the State of Ohio market area.

Derivative Instruments: The Company uses derivatives to mitigate overall risk to changes in interest rates. Derivatives are a component of the Company’s asset liability management strategy to reduce the risk that changes in interest rates will change net interest margin. The Company uses both interest rate swaps and S&P 500 options. The notional amount of the derivative does not represent amounts exchanged by the parties. The amount exchanged is determined by reference to the notional amount and the other terms of the derivatives.

Cash Flow Hedges: The Company uses pay fixed, receive floating interest rate swaps to hedge the cash flows of variable rate borrowings. The floating payments are tied to three month LIBOR with quarterly resets. Net interest settlements on the swaps are included with interest expense on the hedged borrowings. Because the swaps are highly effective at converting the borrowings from variable to fixed, their fair value is generally recorded with an offset to other comprehensive income, net of tax. During 2004, $21 of expense was recorded for ineffectiveness of these swaps as compared to no amount in 2003 and 2002. Of the swaps outstanding at year-end 2004, $15,000 matures in both 2005 and 2010. During 2005 based on current rates, approximately $650 will be reclassified out of other comprehensive income into interest expense.

	2004	2003
Notional amount	$30,000	$30,000
Average variable rate at year-end	2.51%	1.17%
Average fixed rate	6.64%	6.64%
Fair value	$(1,731)	$(2,895)
Included in interest expense on borrowings	1,577	1,600
Net Other Comprehensive Income	1,376	1,289

Fair Value Hedges: During 2004 and 2003, the Company offered longer term fixed rate loans to commercial borrowers. Since holding fixed rate loans would create more interest rate risk than the Company is willing to accept at this time, the loans are hedged with interest rate swaps that convert the loans’ rates to variable. Each swap is structured to have the same amortization and rate reset schedule as its underlying loan, which results in an effective fair value hedge. Changes in the market value of the swap and the loan are included in earnings.

	2004	2003
Notional amount	$30,578	$12,687
Average variable rate at year-end	4.48%	3.41%
Average fixed rate	6.60%	6.37%
Weighted average remaining term (in months)	110	111
Fair value	$(147)	$56
Included as a decrease to interest on loans	447	148

Other derivatives: During 2001, the Company issued certificates of deposits maturing in 2006 whose return is based upon the S&P 500 index. The customer bears no risk of loss should the S&P 500 index decline, but will earn interest based on the index should it rise. To protect against the risk of the index rising, the Company purchased options on the S&P 500 for a premium of $1,036 which offsets the equivalent risk of the embedded option in the certificate of deposit. The discount on the certificate of deposits, created at inception and equal to the premium of purchased option, is being recorded as interest expense on deposits over its five year life. The purchased option and the option embedded in the certificates, also a derivative, substantially offset each other and are carried at fair value with changes included in earnings. In addition to amortization of the premium, during 2004, 2003 and 2002, the Company has recognized $38 in income, $27 in income and $39 in expense as a result of the changes in fair value of the two instruments not precisely offsetting each other.

	2004	2003
Notional amount	$3,000	$3,000
Fair value	218	177
Included in interest expense on deposits	206	207
Included in non-interest income	38	27

Through the business combination with UNB Corp. on March 7, 2002, the Company acquired a pay fixed, receive floating interest rate swap as a hedge against fixed rate mortgage loans. The notional amount of the swap declined monthly with a final maturity in June 2003 and its floating payments were tied to three month LIBOR with quarterly resets. While this hedging arrangement provided protection against changing rates, the terms of the swap did not fully offset the interest rate risk of the loans and therefore it was not considered an effective hedge. Accordingly, changes in the fair value of the swap since the date of the merger included in earnings amounted to income of $168 and $239 in 2003 and 2002, respectively. Payments made totaling $189 and $390 in 2003 and 2002, respectively, under his swap arrangement were recorded as a reduction of interest income.

Note 18 — Dividend and Regulatory Capital Requirements

Dividends paid by the Bank are the primary source of funds available to the Company for payment of dividends to shareholders and for other working capital needs. The payment of dividends by the Bank to the Company is subject to restrictions by regulatory authorities. These restrictions generally limit dividends to the current and prior two year’s retained earnings. At December 31, 2004, approximately $9,161 of the Bank’s retained earnings were available for dividends to the Company under these guidelines. In addition to these restrictions, as a practical matter, dividend payments cannot reduce regulatory capital levels below the Company’s regulatory capital requirements and minimum regulatory guidelines. While these restrictions would not presently limit the Company from paying normal dividends, based on an understanding between the Company and its primary regulator, the payment of any dividend by the Company currently requires the prior approval of such primary regulator.

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

The prompt corrective action regulations provide five classifications, including well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized, although these terms are not used to represent overall financial condition. If adequately capitalized, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion, and plans for capital restoration are required. As of December 31, 2004 and 2003, the most recent regulatory notifications categorized the Bank as well capitalized under the regulatory framework for prompt corrective action.

At year-end, actual capital levels (in millions) and minimum required levels are:

	Actual		Minimum Required For Capital Adequacy Purposes		Minimum Required To Be Well Capitalized Under Prompt Corrective Action Regulations
	Amount	Ratio	Amount	Ratio	Amount	Ratio
2004:
Total capital (to risk weighted assets)
Consolidated	$251.0	13.1%	$153.4	8.0%	N/A	N/A
Bank	$262.0	13.7%	$153.1	8.0%	$191.4	10.0%
Tier 1 capital (to risk weighted assets)
Consolidated	$227.0	11.8%	$76.7	4.0%	N/A	N/A
Bank	$208.1	10.9%	$76.6	4.0%	$114.8	6.0%
Tier 1 capital (to average assets)
Consolidated	$227.1	9.2%	$99.3	4.0%	N/A	N/A
Bank	$208.1	8.5%	$98.5	4.0%	$123.1	5.0%

2003:
Total capital (to risk weighted assets)
Consolidated	$238.9	11.3%	$168.5	8.0%	N/A	N/A
Bank	$257.2	12.2%	$168.2	8.0%	$210.2	10.0%
Tier 1 capital (to risk weighted assets)
Consolidated	$214.3	10.2%	$84.3	4.0%	N/A	N/A
Bank	$203.0	9.7%	$84.1	4.0%	$126.1	6.0%
Tier 1 capital (to average assets)
Consolidated	$214.3	8.2%	$104.1	4.0%	N/A	N/A
Bank	$203.0	7.9%	$103.4	4.0%	$129.3	5.0%

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

Off Balance-sheet Credit Related Items — The fair value of commitments to extend credit and standby letters of credit is not material.

Below are the estimated fair values of the Company’s financial instruments at December 31, 2004 and 2003, respectively:

	2004		2003
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial assets:
Cash and cash equivalents	$52,057	$52,057	$59,622	$59,622
Short-term investments	7,139	7,139	1,942	1,942
Securities held to maturity	1,779	1,881	2,861	2,982
Securities available for sale	420,787	420,787	471,775	471,775
Federal Home Loan Bank stock	36,170	36,170	34,716	34,716
Loans, net of allowance for loan losses	1,848,037	1,849,628	1,946,552	1,951,423
Accrued interest receivable	9,056	9,056	10,337	10,337
S&P 500 options	218	218	177	177
Financial liabilities:
Demand and savings deposits	977,225	977,225	1,013,672	1,013,672
Time deposits	863,501	865,892	962,120	979,226
Short-term borrowings	31,676	31,676	56,413	56,413
Other borrowings	342,078	354,636	344,853	375,183
Subordinated note	20,619	22,887	20,619	22,800
Accrued interest payable	3,667	3,667	4,643	4,643
Interest rate swaps	1,878	1,878	2,839	2,839

Note 20 — Parent Company

Condensed financial information of Unizan Financial Corp. (parent company only) follows:

CONDENSED BALANCE SHEETS

December 31, 2004 and 2003

	2004	2003
	(in thousands of dollars)
Assets
Cash and cash equivalents	$14,321	$958
Marketable equity securities	—	974
Investment in subsidiaries:
Investment in Bank	284,539	282,406
Investment in non-bank subsidiaries	36,445	35,095
Investment in subordinated debt of subsidiary bank	30,000	30,000
Loan to subsidiary	1,100	3,500
Other assets	4,514	3,834

Total assets	$370,919	$356,767

Liabilities and shareholders’ equity
Borrowings	$55,619	$51,119
Other liabilities	3,375	2,825

Total liabilities	58,994	53,944
Shareholders’ equity	311,925	302,823

Total liabilities and shareholders’ equity	$370,919	$356,767

CONDENSED STATEMENTS OF INCOME

For the three years ended December 31, 2004

	2004	2003	2002
	(in thousands of dollars)
Income
Cash dividends from subsidiaries	$15,750	$2,100	$36,264
Interest on deposits in subsidiary bank	—	—	29
Interest and dividends on investment securities	14	47	34
Interest on loan to subsidiary	149	178	91
Income on subordinated debt	2,971	2,963	2,887
Securities losses	(67)	(209)	(32)
Other	61	61	139

Total income	18,878	5,140	39,412

Expenses
Interest expense	3,064	2,567	2,358
Other expenses	6,307	1,591	2,368

Total expenses	9,371	4,158	4,726

Income before federal income taxes and equity in undistributed net income of subsidiaries	9,507	982	34,686
Federal income tax benefit	1,981	391	708

Income before equity in undistributed net income of subsidiaries	11,488	1,373	35,394
Equity in undistributed net income (dividends in excess of net income) of subsidiaries	208	21,850	(10,281)

Net income	$11,696	$23,223	$25,113

CONDENSED STATEMENTS OF CASH FLOWS

For the three years ended December 31, 2004

	2004	2003	2002
	(in thousands of dollars)
Cash flows from operating activities:
Net income	$11,696	$23,223	$25,113
(Equity in undistributed net income)/dividends in excess of net income of subsidiaries	(208)	(21,850)	10,281
Net securities losses	67	209	32
Amortization and depreciation	68	60	75
Increase in other assets	(2,052)	(421)	(1,324)
Increase (decrease) in other liabilities	550	533	(1,592)

Net cash from operating activities	10,121	1,754	32,585

Cash flows from investing activities:
Proceeds from sale of securities available for sale	956	1,894	38
Purchase of securities available for sale	—	(704)	(252)
Net cash received in merger	—	—	14,649
Change in subordinated debt and loan to subsidiary	2,400	9,500	(33,000)
Additional investment in subsidiaries and other	(22)	(6,041)	(25,691)

Net cash from investing activities	3,334	4,649	(44,256)

Cash flows from financing activities:
Cash dividends	(11,835)	(11,717)	(11,446)
Proceeds from shares issued	—	—	1,184
Treasury stock purchased	(11,346)	(15,701)	(5,112)
Treasury stock sales	18,852	6,459	3,996
Net change in stock held in deferred compensation plan	(263)	(654)	(765)
Increase in borrowings	4,500	10,500	6,000

Net cash from financing activities	(92)	(11,113)	(6,143)

Net change in cash and cash equivalents	13,363	(4,710)	(17,814)
Cash and cash equivalents at beginning of year	958	5,668	23,482

Cash and cash equivalents at end of year	$14,321	$958	$5,668

Note 21 — Other Comprehensive Income

Other comprehensive income components and related taxes for the years ended December 31, were as follows:

	2004	2003	2002
Unrealized holding gains (losses) on available for sale securities	$(1,458)	$(4,250)	$3,925
Related tax benefit (expense)	510	1,488	(1,374)

Net	(948)	(2,762)	2,551

Unrealized losses on cash flow hedges arising during period	(201)	(311)	(4,120)
Related tax benefit	70	109	1,442

Net	(131)	(202)	(2,678)

Less: Reclassification adjustment for gains (losses) on securities included in net income	(3,156)	1,773	186
Related tax benefit (expense)	1,104	(620)	(65)

Net	(2,052)	1,153	121

Less: Reclassification adjustment for losses on cash flow hedges included in net income	(1,577)	(1,600)	(2,033)
Related tax benefit	552	560	711

Net	(1,025)	(1,040)	(1,322)

Total other comprehensive income (loss)	$1,998	$(3,077)	$1,074

Activity in accumulated other comprehensive income for the years ended December 31, was as follows:

	2004	2003	2002
Unrealized holding gains (losses) on available-for-sale securities:
Balance January 1	$(2,324)	$1,591	$(839)
Current period change	1,104	(3,915)	2,430

Balance December 31	(1,220)	(2,324)	1,591

Unrealized gains (losses) on cash flow hedges:
Balance January 1	(2,051)	(2,889)	(1,533)
Current period change	894	838	(1,356)

Balance December 31	(1,157)	(2,051)	(2,889)

Total accumulated other comprehensive income:
Balance January 1	(4,375)	(1,298)	(2,372)
Current period change	1,998	(3,077)	1,074

Balance December 31	$(2,377)	$(4,375)	$(1,298)

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

	Community Banking	Investment and Funds Management	Parent and Other	Total
2004:
Net interest income (expense)	$73,635	$21	$(2,840)	$70,816
Provision for loan losses	9,125	—	—	9,125

Net interest income (expense) after provision for loan losses	64,510	21	(2,840)	61,691
Non-interest income	17,109	7,865	(67)	24,907
Non-interest expense	58,391	5,982	6,306	70,679

Income (loss) before income taxes	23,228	1,904	(9,213)	15,919
Income tax expense (benefit)	6,589	654	(3,020)	4,223

Net income (loss)	$16,639	$1,250	$(6,193)	$11,696

2003:
Net interest income (expense)	$78,981	$31	$(2,281)	$76,731
Provision for loan losses	4,833	—	—	4,833

Net interest income (expense) after provision for loan losses	74,148	31	(2,281)	71,898
Non-interest income	23,599	7,212	(209)	30,602
Non-interest expense	61,274	5,304	1,591	68,169

Income (loss) before income taxes	36,473	1,939	(4,081)	34,331
Income tax expense (benefit)	11,840	696	(1,428)	11,108

Net income (loss)	$24,633	$1,243	$(2,653)	$23,223

2002:
Net interest income (expense)	$83,371	$12	$(2,173)	$81,210
Provision for loan losses	7,893	—	—	7,893

Net interest income (expense) after provision for loan losses	75,478	12	(2,173)	73,317
Non-interest income	18,249	7,395	(24)	25,620
Non-interest expense	53,430	4,965	2,298	60,693

Income (loss) before income taxes and change in accounting principles	40,297	2,442	(4,495)	38,244
Income tax expense (benefit)	12,473	839	(1,573)	11,739

Income (loss) before change in accounting principles	27,824	1,603	(2,922)	26,505
Accounting method change — Adoption of FAS 142	—	(1,392)	—	(1,392)

Net income (loss)	$27,824	$211	$(2,922)	$25,113

Note 23 — Earnings per Share

The computation of earnings per share for the years ended December 31, 2004, 2003 and 2002 was as follows:

	2004	2003	2002
Income before change in accounting	$11,696	$23,223	$26,505
Cumulative effect of change in accounting	—	—	(1,392)

Net income	$11,696	$23,223	$25,113

Weighted average shares outstanding	21,871,255	21,683,336	20,166,933

Basic earnings per share:
Before cumulative effect of change in accounting	$0.53	$1.07	$1.31
Cumulative effect of change in accounting	—	—	(0.06)

After cumulative effect of change in accounting	$0.53	$1.07	$1.25

Weighted average shares outstanding	21,871,255	21,683,336	20,166,933
Dilutive effect due to stock incentive plans	185,706	522,414	611,286

Diluted weighted average shares outstanding	22,056,961	22,205,750	20,778,219

Diluted earnings per share:
Before cumulative effect of change in accounting	$0.53	$1.05	$1.28
Cumulative effect of change in accounting	—	—	(0.07)

After cumulative effect of change in accounting	$0.53	$1.05	$1.21

Stock options for 19,107, 86,363 and 322,799 shares of common stock were not considered in computing diluted earnings per common share for 2004, 2003 and 2002, respectively, because they were anti-dilutive.

Note 24 — Quarterly Financial Data (Unaudited)

The following is a consolidated summary of quarterly information:

	Quarters Ended
	March 31	June 30	September 30	December 31
	In thousands (except for per share data)
2004:
Interest income	$32,279	$31,855	$29,754	$31,219
Net interest income	18,792	18,673	16,120	17,231
Provision for loan losses	1,000	2,950	3,750	1,425
Net income (1)	2,412	3,131	2,879	3,274
Earnings per common share:
Basic	0.11	0.14	0.13	0.15
Diluted	0.11	0.14	0.13	0.15

2003:
Interest income	$37,340	$36,445	$32,539	$32,536
Net interest income	21,291	20,017	16,815	18,608
Provision for loan losses	1,269	1,046	1,026	1,492
Net income(2)	7,036	6,781	6,842	2,564
Earnings per common share:
Basic	0.32	0.31	0.32	0.12
Diluted	0.32	0.30	0.31	0.12

(1)	Fourth quarter 2004 results include after tax charges of $2,177 for an other-than temporary impairment in value of certain investment securities and $160 for merger-related severance and other charges. Third quarter 2004 results include a $369 after tax gain associated with the sale of one of the Company’s financial centers and after tax charges of $309 for merger-related severance and other expenses. Second quarter 2004 results include after tax charges of $928 related to the exercise of certain stock options and $577 for merger-related severance and other expenses. First quarter 2004 results include after tax charges of $2,365 related to the exercise of certain stock options and $944 for merger-related professional fees.
(2)	Fourth quarter 2003 results include an after tax severance charge of $2,033.

Note 25 — Legal Proceedings

In February 2004, a lawsuit was filed by two of the Company’s shareholders in the Common Pleas Court of Stark County, Ohio against the Company, its directors and certain of its executive officers alleging breach of fiduciary duty in evaluating and approving the agreement to merge the Company with Huntington. The plaintiffs requested the court to grant them class action status to bring the case on behalf of all shareholders. Among other things, the lawsuit sought to prevent the Company from merging with Huntington and requested unspecified monetary damages. In April 2004, the defendants filed a motion to dismiss the lawsuit, which was granted, without prejudice, in May 2004. The time in which the plaintiffs could appeal the dismissal has expired.

In the ordinary course of business, there are various legal proceedings pending against the Company. In the opinion of management, the aggregate liabilities, if any, arising from such proceedings are not expected to have a material adverse effect on the Company’s consolidated financial position.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

Unizan Financial Corp.

Canton, Ohio

We have audited the accompanying consolidated balance sheets of Unizan Financial Corp. as of December 31, 2004 and 2003, and the related consolidated statements of income, changes in shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Unizan Financial Corp. as of December 31, 2004 and 2003, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles.

/s/	CROWE CHIZEK AND COMPANY LLC
Crowe Chizek and Company LLC

Columbus, Ohio

March 11, 2005

PART III

Item 10- Directors and Executive Officers of the Registrant

As of December 31, 2004, the Board of Directors consisted of twenty members divided in three classes serving staggered three year terms. Information concerning the Board of Directors follows:

Class I Directors

Term expiring at the 2006 Annual Meeting	Age	Director since	Percent of board and committee meetings attended in 2004 while serving	Principal occupation in the past five years
Louis V. Bockius III (1)	69	1997	66%	Chairman, Bocko, Incorporated, a plastic injection molding company in North Canton, Ohio, from 1986 to 2003. Mr. Bockius is a director of Diebold, Incorporated, a publicly held corporation engaged in the sale, manufacture, installation and service of automated self-service transaction systems, electronic and physical security products, software and integrated systems.

Frank J. Dosch, CLU, ChFC	46	2003	100%	A Chartered Life Underwriter and Chartered Financial Consultant, Mr. Dosch has been a Managing Director with Northwestern Mutual Financial Network since 1988 and President of The Forker Company since 1988. When the March 7, 2002 merger occurred, Mr. Dosch was serving as a director of The First National Bank of Zanesville. He was also serving, at that time, as a director of another BancFirst Ohio Corp. subsidiary, First Financial Services Group, National Association, now known as Unizan Financial Services Group, National Association. He has continued to serve as a director of Unizan Bank, National Association, and Unizan Financial Services Group, National Association, since the merger.

Edgar W. Jones, Jr.	62	2002	94%	President, Hal Jones Construction Co. from 1977 until 2002. Currently Vice President, Hal Jones Construction Co. Appointed effective on December 19, 2002 to serve the unexpired term of a director who resigned in July, 2002, Mr. Jones served as a director of UNB Corp. until the March 7, 2002 merger, having been first elected in 1979. Since the March 7, 2002 merger he has continued to serve as a director of Unizan Bank, National Association and as a director of Unizan Financial Services Group, National Association.

Gene E. Little	61	2003	100%	Retired Senior Vice President and Treasurer of The Timken Company, an international manufacturer of highly engineered bearings, alloy and specialty steels and a provider of related products and services. He retired in 2002 after having served The Timken Company since 1967 in various managerial capacities. Mr. Little is a director of Great Lakes Carbon Corp., a publicly held manufacturer of calcined petroleum coke and a director of Bucyrus International, a publicly held manufacturer of mining equipment.

James L. Nichols	61	2002	96%	Treasurer of The Ohio State University since 1981. Mr. Nichols served as a director of BancFirst Ohio Corp. from September, 1996 until the merger with UNB Corp. on March 7, 2002.

Marc L. Schneider	45	1998	100%	Chief Operating Officer of the Schneider Lumber Company from 1997 to 1999 and President of the Schneider Lumber Company since 1999.

William T. Stewart, Ph.D., P.E.	57	2002	100%	President and Chief Operating Officer of Stewart Glapat Corp. since 1985, a developing and manufacturing company of power conveyors located in Zanesville, Ohio. Dr. Stewart served as a director of BancFirst Ohio Corp. from 1991 to 1996, and again from 2000 until the merger with UNB Corp. on March 7, 2002.

(1)	Mr. Bockius retired from the Board effective March 7, 2005 upon attaining the age of 70, as required by Company policy.

Class II Directors

Nominees for Class II, for the term expiring at the 2007 Annual Meeting	Age	Director since	Percent of board and committee meetings attended in 2004 while serving	Principal occupation in the past five years
E. Lang D’Atri	66	1978	94%	Attorney with Zollinger, D’Atri, Gruber, Thomas & Co. of Canton, Ohio since 1999. Previously, attorney with Day, Ketterer, Raley, Wright & Rybolt for thirty-four years

Russell W. Maier	67	1997	76%

Chairman & Chief Executive Officer of Republic Engineered Steels, Inc. until his retirement in January, 1999. Currently President and Chief Executive Officer, Michigan Seamless Tube, LLC. Mr. Maier is also a director of FirstEnergy Corp., a publicly held corporation which provides electric power to customers in Ohio, Pennsylvania and New Jersey.

James M. Matesich	49	2003	95%	Chief Executive Officer, Matesich Distributing Co. since 1993. When the March 7, 2002 merger occurred, Mr. Matesich was serving as a director of The First National Bank of Zanesville. He was also serving as a director of First Financial Services Group, National Association, now known as Unizan Financial Services Group, National Association. He has continued to serve as a director of Unizan Bank, National Association and Unizan Financial Services Group, National Association since the merger.

E. Scott Robertson	42	2003	72%	President, Robertson Heating Supply Company since 1991. When the March 7, 2002 merger occurred, Mr. Robertson was serving as a director of UNB Corp., having been first elected in 1998. Since the March 7, 2002 merger he has continued to serve as a director of Unizan Bank, National Association.

Karl C. Saunders, M.D., MBA, F.A.C.S.	53	2002	100%	President and Chief Executive Officer of Saunix Management, Ltd., since 1996 and Orthopaedic Surgeon with Orthopaedic Associates of Zanesville, Inc. since 1981. Dr. Saunders served as a director of BancFirst Ohio Corp. from 1990 until the merger with UNB Corp. on March 7, 2002.

John W. Straker, Jr.	49	2002	75%	President of Oxford Oil Company since 1984. Mr. Straker served as a director of BancFirst Ohio Corp. from 1993 until the merger with UNB Corp. on March 7, 2002.

Class III Directors

Term expiring at the 2005 Annual Meeting	Age	Director since	Percent of board and committee meetings attended in 2004 while serving	Principal occupation in the past five years
Philip E. Burke	67	2002	100%	Retired in 1998 after thirty-two years as President and owner of Burke Products, Inc., and currently serving as a director and consultant of Burke Products, Inc. Mr. Burke was a director of BancFirst Ohio Corp. from 1996 until the merger with UNB Corp. on March 7, 2002.

Roger L. DeVille	63	2003	94%	President since 1968 of DeVille Developments, a commercial/commercial real estate developer in Northeastern Ohio, Western Pennsylvania and Northern Kentucky. When the March 7, 2002 merger occurred, Mr. DeVille was serving as a director of UNB Corp., having been first elected in 2000. Since the March 7, 2002 merger he has continued to serve as a director of Unizan Bank, National Association.

Gary N. Fields	64	2002	100%	Chairman, Unizan Financial Corp. Mr. Fields served as President and Chief Executive Officer of BancFirst Ohio Corp. from April, 1996 until the merger with UNB Corp. on March 7, 2002. He became a director of BancFirst Ohio Corp. in September, 1996.

Susan S. Holdren	52	2003	100%	Employed at Zane State College since 1987, Ms. Holdren is a Professor of English. When the March 7, 2002 merger occurred, Ms. Holdren was serving as a director of The First National Bank of Zanesville, and as a director of First Financial Services Group, National Association, now known as Unizan Financial Services Group, National Association. Ms. Holdren has continued to serve as a director of Unizan Bank, National Association and Unizan Financial Services Group, National Association since the merger.

Roger L. Mann	62	1997	100%	President and Chief Executive Officer, Unizan Financial Corp. and Chairman of Unizan Bank, National Association.

George M. Smart	59	2000	86%	Chairman and President, Phoenix Packaging Corporation from 1993 to 2001. President, Sonoco Phoenix, Inc., from 2001 to 2003. Mr. Smart is currently Chairman of the Board of FirstEnergy Corp., a publicly held corporation which provides electric power to customers in Ohio, Pennsylvania and New Jersey. Mr. Smart also serves on the Board of Ball Corporation, a manufacturer of beverage and food containers.

Warren W. Tyler	60	2003	83%	President since 1990 of Warmarr Capital, Inc. From 1997 to 2000, Vice President/Managing Director of Nationwide Retirement Solutions. President of Columbus & Franklin County Affordable Housing Trust Corporation from 2001 to 2004. When the March 7, 2002 merger occurred, Mr. Tyler was serving as a director of The First National Bank of Zanesville. Mr. Tyler has continued to serve as a director of Unizan Bank, National Association since the merger.

John W. Straker, Jr. and Susan S. Holdren are siblings.

Audit Committee. The Audit Committee consists of Directors Burke, DeVille, Little, Saunders, Smart, and Straker. The Audit Committee reviews the results of the external audit performed by Crowe Chizek and Company LLC, oversees the scope and results of the audit procedures performed by the internal audit staff, reviews the results of regulatory examinations, reviews the adequacy of Unizan’s and subsidiaries’ systems of internal controls, and monitors any related-party transactions. The Audit Committee met thirteen times in 2004.

Audit Committee Independence. Unizan believes that none of the directors who serve on the Audit Committee have a relationship with Unizan or its subsidiaries which would interfere with the exercise of independent judgment in carrying out their responsibilities as committee members. In the opinion of Unizan’s board the members of the Audit Committee are all “independent directors” as that term is defined in Rule 4200(a)(15) of the rules of the National Association of Securities Dealers, Inc. (NASD). One member of the Audit Committee must be a financial expert. The Committee uses definition of “financial expert” as contained in recently adopted SEC rules. Under that definition, the Audit Committee’s financial experts are Dr. Karl C. Saunders, M.D., MBA, F.A.C.S. and Gene E. Little. This was determined and approved by the board of directors of Unizan. A copy of the Audit Committee Charter was attached to the proxy statement for the 2004 Annual Meeting. Unizan believes that the composition of its Audit Committee satisfies the requirements of NASD rules and the Audit Committee Charter.

Director’s Compensation. Directors are paid an annual retainer of $7,000 plus $400 for each board meeting attended and $500 for each committee meeting attended. Chairmen of committees are paid an additional $1,500 in annual retainers. Chairman of the Board, Gary N. Fields, receives no compensation for serving in that capacity. Directors are also reimbursed for their reasonable expenses of attendance at board and committee meetings. Directors who also serve as directors of subsidiary companies are compensated by those subsidiary companies for their board and committee service. All Unizan directors, except Mr. Fields, are directors of Unizan’s principal banking subsidiary, Unizan Bank, National Association, which pays its directors $400 for each board meeting attended and $500 for each committee meeting attended. Unizan Bank, National Association’s Chairman of the Board, Roger L. Mann, receives no compensation for serving as a director. James H. Nicholson, Director of Unizan Bank, National Association receives no compensation for serving as a director.

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

Section 16(a) Beneficial Ownership Reporting Compliance.

During the year ended December 31, 2004, no director or officer failed to timely file beneficial ownership reports under Section 16(a) of the Securities Exchange Act of 1934.

Executive Officers

Current Executive Officers. Information concerning executive officers of Unizan who are not also directors follows.

Executive officers who are not directors	Age
James B. Baemel	41	Executive Vice President, Corporate Banking, Unizan Bank, National Association since March 7, 2002. Mr. Baemel’s tenure with First National Bank of Zanesville began in 1998 serving as Vice President, Manager Small Business Lending, Senior Vice President, Sales and Marketing and Senior Vice President, Chief Lending Officer.

Edward N. Cohn	46	Executive Vice President of Unizan Bank, National Association, Mr. Cohn served as Senior Vice President of BancFirst Ohio Corp. until March 7, 2002. Since May, 1998 he had also been Executive Vice President and Chief Operating Officer, Columbus Divisional President, as well as a director of The First National Bank of Zanesville. Mr. Cohn served as Chairman of the Board of Directors and President of County Savings Bank from September, 1993 until May, 1998 when the Bellbrook Community Bank and County Savings Bank were merged under the national bank charter of The First National Bank of Zanesville.

Scott E. Dodds	42	Executive Vice President, Retail Banking, of Unizan Bank, National Association, Mr. Dodds’ tenure with Unizan Bank, National Association began in 1993, having previously served for four years as a Mortgage Operations Manager at Society Bank in Cleveland, Ohio.

James H. Nicholson	42	Executive Vice President and Chief Operating Officer of Unizan and President and Chief Executive Office and director of Unizan Bank, National Association since March 7, 2002. Mr. Nicholson’s tenure with BancFirst Ohio Corp. and The First National Bank of Zanesville began in 1990, serving as Controller of the bank until April, 1994; Chief Financial Officer until September, 1996; Executive Vice President and Chief Operating Officer until January, 1997; and President and Chief Executive Officer and a director of the bank until the merger with UNB Corp. Mr. Nicholson became a director of BancFirst Ohio Corp. in 2000, and was also serving as its Executive Vice President and Corporate Secretary at the time of the March 7, 2002 merger.

Item 11 – Executive Compensation

The Summary Compensation Table below shows compensation for services in all capacities in the fiscal years ended December 31, 2004, 2003 and 2002 for (a) the President and Chief Executive Officer, (b) the four other most highly compensated executive officers whose salaries and bonuses exceeded $100,000 during 2004 and who were serving as executive officers at the end of 2004.

The compensation data presented consists of compensation paid to these individuals by Unizan and its subsidiaries. The Summary Compensation Table does not reflect any salary, bonus, other annual compensation, option grants, or any other compensation of any kind paid in 2002 by BancFirst Ohio Corp. or its subsidiaries to the three former officers of BancFirst Ohio Corp. identified in the table, Messrs. Nicholson, Baemel and Cohn. The compensation figures for Messrs. Nicholson, Cohn and Baemel begin with the March 7, 2002 merger. Their compensation amounts are not annualized.

SUMMARY COMPENSATION TABLE

Long-Term Compensation
Name and Principal Position	Annual Compensation				Other Annual Compensation		Awards		Payouts	All Other Compensation(3)
	Year	Salary		Bonus			Restricted Stock Awards	Securities Underlying Options (#)(2)	LTIP Payouts
Roger L. Mann, President and Chief Executive Officer of Unizan; Chairman of Unizan Bank, National Association	2004 2003 2002	$ $ $	421,885 460,410 395,625	$-0- -0- 126,525	(1 (1 (1	) ) )	-0- -0- -0-	-0- 27,040 63,639	-0- -0- -0-	$ $ $	19,181 18,695 16,145

James B. Baemel, Executive Vice President of Unizan Bank, National Association	2004 2003 2002	$ $ $	181,000 170,500 113,905	$-0- -0- 33,000	(1 (1 (1	) ) )	-0- -0- -0-	-0- 10,258 -0-	-0- -0- -0-	$ $ $	16,782 18,695 6,257

Edward N. Cohn, Executive Vice President of Unizan Bank, National Association	2004 2003 2002	$ $ $	195,000 184,577 146,012	$-0- -0- 54,000	(1 (1 (1	) ) )	-0- -0- -0-	-0- 11,541 -0-	-0- -0- -0-	$ $ $	18,181 18,695 2,422

Scott E. Dodds, Executive Vice President of Unizan Bank, National Association	2004 2003 2002	$ $ $	182,790 170,893 153,300	$-0- -0- 33,000	(1 (1 (1	) ) )	-0- -0- -0-	-0- 10,258 13,585	-0- -0- -0-	$ $ $	16,961 18,695 206,470	(4)

James H. Nicholson, Executive Vice President and Chief Operating Officer of Unizan; President and Chief Executive Officer of Unizan Bank, National Association since March 7, 2002	2004 2003 2002	$ $ $	275,577 251,553 180,288	$-0- -0- 69,000	(1 (1 (1	) ) )	-0- -0- -0-	-0- 14,774 -0-	-0- -0- -0-	$ $ $	19,181 18,695 2,134

(1)	Perquisites and other personal benefits did not exceed the lesser of $50,000 or 10% of total salary and bonus.

(2)	Stock options granted for attainment of previous year’s performance goals.
(3)	Except for Mr. Dodds, consists solely of contributions made by Unizan Bank, National Association to Unizan’s 401(k) Plan for the accounts of the named executive officers.
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

The Summary Compensation Table Excludes the Value of Insurance Benefits Provided to the Named Executive Officers. On April 20, 2001, Unizan Bank, National Association (the “Bank”) purchased insurance polices on the lives of 29 officers as part of a Group Term Carve Out Plan. The Bank made a single premium payment of $14 million. The officers covered by the group term carve-out split dollar insurance include Messrs. Mann and Dodds. The policy premium for these executive officers accounted for approximately $1.9 million of the total single premium payment. The value of this insurance benefit is not reflected in the Summary Compensation Table.

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

OPTIONS/STOCK APPRECIATION RIGHTS GRANTED IN 2004

No Stock Option Awards were granted in 2004 to any of the named Executive Officers.

AGGREGATED OPTIONS/STOCK APPRECIATION RIGHTS EXERCISED IN 2004 AND FISCAL YEAR-END 2004 OPTIONS/STOCK APPRECIATION RIGHTS VALUES

	Shares acquired on exercise	Value realized	Number of securities underlying unexercised options at fiscal year end 2004		Value of unexercised in-the-money options at fiscal year end 2004(1)
Name			Exercisable	Unexercisable	Exercisable	Unexercisable
Roger L. Mann	40,000	$584,700	226,944	-0-	$2,182,135	-0-
James B. Baemel	33,339	$346,401	-0-	-0-	-0-	-0-
Edward N. Cohn	80,825	$832,443	-0-	-0-	-0-	-0-
Scott E. Dodds	71,483	$739,204	-0-	-0-	-0-	-0-
James H. Nicholson	42,315	$528,678	49,444	-0-	325,965	-0-

(1)	The value of unexercised options equals the estimated fair market value of a share acquirable by exercise of an option at December 31, 2004, less the exercise price per share, multiplied by the number of shares acquirable by exercise of the options. Solely for purposes of the table, Unizan estimated the per share market value of Unizan common stock on December 31, 2004 as $26.35, which was the closing price on December 31, 2004, on the Nasdaq National Market.

Severance Agreements. Unizan has severance agreements with Messrs. Mann, Baemel, Cohn, Dodds, and Nicholson, all of whom are executive officers, as well as certain other officers, which entitle each of them to receive severance benefits in the event of the termination of his employment by Unizan without cause or his resignation for good reason, defined as a resignation in response to a reduction in responsibilities, authority, position, office, compensation or benefits or the relocation of his place of work or the liquidation or merger of Unizan or its principal bank subsidiary (and, in the case of Mr. Mann, a change in his reporting responsibilities), within two years (or, in the case of Messrs. Mann and Nicholson three years) following a change in control (the “Severance Period”). The merger of UNB Corp. and BancFirst Ohio Corp. constitutes a change in control under such agreements.

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

Salary Continuation Agreements and Bank Owned Life Insurance. The Bank has Salary Continuation Agreements with Messrs. Mann and Dodds. For retirement on or after reaching the normal retirement age of sixty-five (in the case of Mr. Mann, sixty-four), the Salary Continuation Agreements are intended to provide these officers with an annual benefit for fifteen years equal to approximately 75% of their estimated final compensation, taking into account anticipated benefits payable to the retired executives under the Unizan Financial Corp. 401(k) Plan and Social Security benefits. The Salary Continuation Agreements provide for a reduced benefit in the case of early termination and in the case of termination because of disability, but in those cases benefits are nevertheless not paid until the executive reaches normal retirement age. Early termination benefits generally start vesting on the earlier of the executive’s fifty-fifth birthday or the date on which the executive has at least thirty years of service. Under the agreements, payment of benefits is accelerated by termination of his employment by Unizan without cause or his resignation for good reason within three years (or, in the case of Mr. Dodds, two years) after a change in control. No benefits are payable if the officer’s employment is terminated for cause, if he is removed from office by an order issued under the Federal Deposit Insurance Act, if a receiver is appointed under the Federal Deposit Insurance Act, or if the Federal Deposit Insurance Corporation enters into an agreement to provide assistance under the Federal Deposit Insurance Act to Unizan Bank, National Association.

The following table shows benefits payable to each of the named executive officers who are a party to a Salary Continuation Agreement, as well as the death benefit payable under the life insurance policies discussed immediately after the table.

Named executive officer	Annual benefit for retirement on or after the normal retirement age	Annual early retirement benefit currently vested, payable at normal retirement age(1)	Annual early retirement benefit currently vested or after vesting occurs, payable at normal retirement age(2)	Annual disability benefit payable at normal retirement age (3)	Change in control benefit payable in a lump sum(4)		Life insurance death benefit
Roger L. Mann	$159,400	$135,859	$135,859	$135,859	$1,441,874		$1,441,874
Scott E. Dodds	114,700	-0-	96,108	34,530	400,985	(5)	1,037,534

(1)	This benefit is based on early retirement occurring in April, 2005. For each year of service after reaching early retirement age, the early retirement benefit increases in amount until normal retirement age. The benefit is based on the present value of the current payment stream of the vested accrual balance using a discount rate of 7.50%. Mr. Mann was eligible for early retirement and was 100% vested for the early retirement benefit on the effective date of his Salary Continuation Agreement. Mr. Dodds will reach early retirement age on July 20, 2017, and will become 100% vested in the early retirement benefits at that time.
(2)	Mr. Mann’s benefits are based on early retirement after April, 2005. Mr. Dodds’ benefit is based on early retirement after April, 2018.
(3)	The amount shown is for a disability occurring in 2005.
(4)	The change in control benefit is determined by vesting the executive’s normal retirement age accrual balance without reduction for the time value of money or other discount, except in the case of Mr. Dodds. The Salary Continuation Agreements also provide for an additional tax gross-up payment if the total payments and benefits due to an executive as the result of a change in control exceeds the limits under section 280G of the Internal Revenue Code. The gross-up is not shown in the table. The gross-up feature is explained in the discussion of severance arrangements.
(5)	Mr. Dodds’ change in control benefit under his Salary Continuation Agreement is the lump sum value of his projected normal retirement age accrual balance ($1,037,534) age 65, discounted to the plan year ending immediately before the date on which termination of employment occurs. This amount is based on an assumed termination of employment as of April, 2005 and uses a discount rate of 4.22% for illustrative purposes only. Present value will be determined using a discount rate equal to the 10-year US Treasury Bill rate at the date of termination.

In April, 2001, the Bank purchased insurance policies on the lives of four officers, including Messrs. Mann and Dodds, making a single premium payment in the aggregate of approximately $4.9 million for the four policies. The Bank expects to recover in full the premium paid by it from the Bank’s portion of the policies’ death benefits. If the executive dies before the normal retirement age but in active service with the Bank, his beneficiary(ies) will receive a life insurance death benefit in a fixed amount and the Bank will receive the remainder of the death benefit proceeds. In that case, the executive and his beneficiary(ies) will receive no payments under the Salary Continuation Agreement. If the executive dies after termination, his beneficiary(ies) will receive any payments to which the executive would have been entitled under his Salary Continuation Agreement, but no life insurance death benefit. The Bank purchased the policies as a source of funds for the Salary Continuation Agreements’ obligations arising out of the executives’ deaths before retirement, as well as an investment to finance the Bank’s post-retirement payment obligations to the executives. The value of these benefits is not reflected in the Summary Compensation Table.

Compensation and Pension Committee Interlocks and Insider Participation. One of six members of the Compensation and Pension Committee, Director E. Lang D’Atri, is a partner in the law firm Zollinger, D’Atri, Gruber, Thomas & Co. In the ordinary course of business, Unizan and the Bank have retained the legal services of this firm in the past and may retain its services in the future. Neither Director D’Atri nor any member of his firm performed any legal services for Unizan or its subsidiaries in 2004.

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

Compensation Vehicles. Unizan’s total compensation plan for the Chief Executive Officer and the other named executive officers consists of a base salary, plus a cash bonus and a stock option bonus, both of which are based on the achievement of the earnings per share goal. Unizan believes that having such a compensation program allows it to attract and to retain key officers and permits it to provide useful products and services to its customers, enhance shareholder value, encourage innovation, foster teamwork and adequately reward these officers. Given the pendency of the merger of Unizan with Huntington Bancshares, Inc., pursuant to the terms of an agreement dated January 27, 2004 and approved by the Unizan shareholders on May 25, 2004, the Compensation and Pension Committee did not establish an earnings per share goal for 2004.

The Compensation and Pension Committee is directly responsible for the compensation plan for Messrs. Mann and Nicholson and for the administration of that plan. Mr. Mann is responsible for the compensation plans for the other executive officers, for the administration of those plans, and for the establishment of the executive officers’ targeted compensation levels and compensation goals.

Based upon a survey of the cash and equity components of compensation for comparable positions in the market, the Compensation and Pension Committee determined that in previous years its compensation goals were to provide 50% of targeted compensation in the form of salary, 25% of targeted compensation in the form of bonus, and 25% of targeted compensation in the form of stock options for Mr. Mann and Mr. Nicholson. The Compensation and Pension Committee will determine the percentage make-up of the total targeted compensation package annually.

Salary: Generally, the Compensation and Pension Committee reviews and recommends to the board of directors the salaries for the Chief Executive Officer, the Chief Operating Officer and the Chief Financial Officer of Unizan Financial Corp. The Chief Executive Officer of Unizan establishes the salaries of the other named executive officers. The Chief Executive Officer’s salary and the salaries of the other named executive officers are based on a subjective performance review of each officer and the performance of his area of responsibility. The salaries for the Chief Executive Officer and the other named executive officers do not relate directly to specific Company performance goals or any other targeted performance factors. Due to the pending merger with Huntington Bancshares, Inc. no increases or amendments were made to the compensation of the Chief Executive Officer or any named executive officer by the Compensation and Pension Committee or the Board of Directors. During 2004, Mr. Mann voluntarily reduced his salary and allocated the reduction to Messrs. Nicholson, Baemel, Cohn and Dodds in the form of an increase in their salary.

Cash Bonus: Due to the pending merger with Huntington Bancshares, Inc. the Compensation and Pension Committee did not set forth goals or criteria for the 2004 bonus plan. Accordingly, no cash bonuses were awarded with respect to 2004 performance.

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

For 2004, the Compensation and Pension Committee did not set forth any criterion for the stock option plan due to the pending merger with Huntington Bancshares, Inc. Accordingly, no stock option grants will be awarded to any of the named executive officers in 2005 in respect of services in 2004. However, on February 11, 2005, the Compensation and Pension Committee granted stock option awards to the following named executive officers on a discretionary basis: Roger L. Mann 14,000 shares; James H. Nicholson 13,000 shares; James B. Baemel 8,600 shares; Edward N. Cohn 9,300 shares; and Scott E. Dodds 8,625 shares. The options have an exercise price of $24.72. The Committee also took action that provides for the acceleration of the vesting schedule upon the consummation of the pending merger transaction with Huntington Bancshares, Inc.

During 2004, the Compensation and Pension Committee made no recommendation regarding the Chief Executive Officer’s compensation, or any named executive officers’ compensation to the board of directors of Unizan or the Bank.

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

As a general rule, it has been the board of directors’ and the Committee’s policy to take into account tax and financial accounting considerations in connection with the granting of options or other forms of grants and awards under the 1997 Stock Option Plan. Accordingly, the board of directors, through its Compensation and Pension Committee in the case of stock option grants and other awards to executive officers), does not expect that stock option grants will be made that would exceed the limit on deductibility established by Section 162(m) to the Internal Revenue Code, the effect of which is generally to eliminate the deductibility of compensation over $1 million paid to certain highly compensated executive officers of publicly held corporations. Section 162(m) applies to all remuneration (both cash and non-cash) that would otherwise be deductible for tax years, unless expressly excluded. Although the Committee reserves the right to make grants and awards under the 1997 Stock Option Plan under circumstances in which the compensation component thereof would not be fully deductible for federal income tax purposes, it is not currently expected that it would do so. Moreover, because remuneration is not expected to exceed $1 million for any employee, the Committee’s current view is that compensation of the named executive officers will continue to satisfy the requirements for deductibility under section 162(m).

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

COMPARISON OF THE CUMULATIVE TOTAL RETURN

OF

UNIZAN FINANCIAL CORP.,

THE DOW JONES BANK INDEX,

AND THE S&P 500 STOCK INDEX

FROM DECEMBER 31, 1999 TO DECEMBER 31, 2004

(1)	Based on quarterly dividends and quarterly closing stock prices. Unizan is not among the companies included in the S&P 500 Stock Index. The Dow Jones Bank Index is a market-weighted index that includes one hundred and seven commercial bank holding companies. Unizan is not included in the Dow Jones Bank Index.

Item 12 – Security Ownership of Certain Beneficial Owners and Management

The following table shows the amount of Unizan common stock beneficially owned by any person or group (other than directors and officers) that beneficially owns more than 5% of Unizan’s outstanding shares as of February 28, 2004.

Name and Address	Shares beneficially owned	Percent of stock
Barclays Global Investors, NA and other reporting entities (1) 45 Fremont Street San Francisco, CA 94105	1,175,207	5.33%

The following table shows the beneficial ownership of Unizan’s common stock on December 31, 2004 by:

•	each director and director nominee;

•	each executive officer identified in the Summary Compensation Table; and

•	all directors and executive officers as a group

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

Directors, nominees and executive officers	Shares beneficially owned	Shares acquirable within 60 days by exercising options[2]	Percent of stock[3]
Louis V. Bockius III (4)	79,728	1,000	0.3656%
Philip E. Burke	23,534	1,000	0.1111%
E. Lang D’Atri	34,025	1,000	0.1586%
Roger L. DeVille	45,000	5,000	0.2265%
Frank J. Dosch, CLU, ChFC	13,946	1,000	0.0677%
Gary N. Fields, Chairman of the Board	35,076	78,179	0.5130%
Susan S. Holdren	88,084	1,000	0.4035%
Edgar W. Jones, Jr.	108,754	-0-	0.4926%
Gene E. Little	2,954	2,000	0.0224%
Russell W. Maier	24,630	1,000	0.1161%
Roger L. Mann, President and CEO	45,254	226,944	1.2328%
James M. Matesich	13,658	1,000	0.0664%
James L. Nichols	26,912	1,000	0.1264%
E. Scott Robertson	7,818	4,400	0.0553%
Karl C. Saunders, M.D., MBA, F.A.C.S.	32,079	1,000	0.1498%
Marc L. Schneider	24,658	-0-	0.1117%
George M. Smart	5,456	1,000	0.0292%
William T. Stewart, Ph.D., P.E.	35,890	1,000	0.1671%
John W. Straker, Jr.	682,334	1,000	3.0949%
Warren W. Tyler	1,417	3,000	0.0200%
Edward N. Cohn, Unizan Bank, National Association, Executive Vice President	51,036	-0-	0.2312%
James B. Baemel, Unizan Bank, National Association, Executive Vice President	5,202	-0-	0.0236%
Scott E. Dodds, Unizan Bank, National Association, Executive Vice President	8,494	-0-	0.0385%
James H. Nicholson, Executive Vice President, Chief Operating Officer and Chief Financial Officer	40,485	49,444	0.4073%
All directors, nominees, and executive officers as a group (24 people)	1,448,947	380,967	8.2880%

(1)	Based on a Schedule 13G Information Statement filed February 14, 2005 by Barclays Global Investors, N.A., Barclays Global Fund Advisors, Barclays Global Investors, Ltd, Barclays Global Investors Japan Trust and Banking Company Limited, Barclays Life Assurance Company Limited, Barclays Bank PLC, Barclays Capital Securities Limited, Barclays Capital Inc., Barclays Private Bank & Trust (Isle of Man) Limited, Barclays Private Bank and Trust (Jersey) Limited, Barclays Bank Trust Company Limited, Barclays Bank (Suisse) SA, Barclays Private Bank Limited, Bronco (Barclays Cayman) Limited, Palomino Limited and Hymf Limited. In the Schedule 13G, the reporting entities do not affirm the existence of a group. The Schedule 13G discloses that the reporting entities, taken as a whole, had sole voting and sole dispositive power as to 1,127,550 shares and 1,175,207 shares, respectively, and did not have shared power as to any shares.
(2)	Represents shares subject to stock options exercisable within 60 days.
(3)	For each individual, “Percent of stock” is calculated by taking into account options exercisable within 60 days by that person, but no other options. Likewise, “Percent of stock” for all directors, nominees and executive officers as a group is calculated by taking into account all options exercisable within 60 days by them, but no other options.
(4)	Mr. Bockius retired from the Board effective March 7, 2005 upon attaining the age of 70, as required by Company policy.

Item 13 – Certain Relationships and Related Transactions

Some of the directors and officers of Unizan, and the companies with which they are associated were customers of Unizan Bank, National Association, had banking transactions with the bank during 2004, and expect to have such banking transactions in the future. All loans and commitments for loans included in such transactions were made in the ordinary course of business, on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons and, in the opinion of management, did not involve more than normal risk of collectibility or present other unfavorable features.

Director E. Lang D’Atri is a partner in the law firm of Zollinger, D’Atri, Gruber, Thomas & Co. In the ordinary course of business Unizan and Unizan Bank, National Association have retained the legal services of that firm in the past and may do so in the future. Neither Mr. D’Atri nor his firm performed any legal services for Unizan or its subsidiaries in 2004.

Item 14 – Principal Accountant Fees and Services

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

Auditor Fees. Fees paid to Crowe Chizek and Company LLC for services rendered for the years ended December 31, 2004 and December 31, 2003 are shown below.

Audit Fees. Fees for the audit of Unizan’s annual financial statements and the review of its quarterly financial statements for each of the years ended December 31, 2004 and December 31, 2003 were $181,900 and $136,049, respectively.

Audit Related Fees. Fees for audit related services rendered by Crowe Chizek and Company LLC for the years ended December 31, 2004 and December 31, 2003, were $186,900 and $28,895, respectively. Audit related fees included internal control attestation engagement for Unizan Bank, National Association, issuance of a service auditors report for the trust department, audit of financial statements of BFOH Capital Trust I, other accounting consultations, and, for 2004, professional services rendered in connection with assessing the effectiveness of internal control over financial reporting.

Tax Fees. Fees for the preparation of Unizan’s consolidated tax returns and tax planning services for each of the years ended December 31, 2004 and December 31, 2003 were $61,275 and $85,554, respectively.

All Other Fees. Fees for all other services rendered by Crowe Chizek and Company LLC during each of the years ended December 31, 2004 and December 31, 2003, were $43,900 and $44,905, respectively. These fees were primarily for merger related services in 2004 and for consulting services related to employee benefit plans, bank owned life insurance and regulatory capital in 2003.

The Audit Committee approved all audit and non-audit services which Unizan engaged Crowe Chizek and Company LLC to perform prior to such engagement.

PART IV

Item 15 — Exhibits, Financial Statement Schedules and Reports on Form 8-K

a.	Financial Statement Schedules

1.	Financial Statements

Unizan Financial Corp. and Subsidiaries:

            Report of Independent Registered Public Accounting Firm

            Consolidated Balance Sheets as of December 31, 2004 and 2003

            Consolidated Statements of Income for the Years Ended December 31, 2004, 2003 and 2002

            Consolidated Statements of Changes in Shareholders’ Equity of the Years ended December 31, 2004, 2003 and 2002

            Consolidated Statements of Cash Flows for the Years ended December 31, 2004, 2003 and 2002

            Notes to Consolidated Financial Statements

2.	Financial Statement Schedules

Financial statement schedules are omitted as they are not required or the required information is included in the consolidated financial statements or notes thereto.

3.	Exhibits

Exhibit 2(a) — Agreement and Plan of Merger by and between Unizan Financial Corp. and Huntington Bancshares Incorporated dated January 27, 2004, is incorporated by reference to Form 10-K for the year ended December 31, 2003, Exhibit 2(a).

Exhibit 2(b) — Amendment No. 1 to the Agreement and Plan of Merger by and between Unizan Financial Corp. and Huntington Bancshares Incorporated, dated November 12, 2004, is incorporated by reference to Report on Form 8-K dated November 15, 2004.

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

Exhibit 10.aa — Group Term Carve Out Plan, dated June 19, 2003, is incorporated by reference to Form 10-K for the year ended December 31, 2003, Exhibit 10.aa.

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

Exhibit 10.an — Consulting and Noncompetition Agreement for James J. Pennetti entered into as of December 1, 2003, is incorporated by reference to Form 10-K for the year ended December 31, 2003, Exhibit 10.an.

Exhibit 10.ao — Unizan Financial Corp. Severance Agreement for Kim M. Taylor entered into as of February 15, 2005, is incorporated by reference to Report on Form 8-K dated February 16, 2005.

Exhibit 11 — Computation of earnings per share.

Exhibit 21 — Subsidiaries of Unizan Financial Corp.

Exhibit 23.1 — Consent of Independent Registered Public Accounting Firm

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

Report of Form 8-K dated November 3, 2004 announcing the negotiation of an extension of the pending merger agreement with Huntington Bancshares Incorporated.

Report of Form 8-K dated November 15, 2004 announcing that Huntington Bancshares Incorporated (“Huntington”) and Unizan Financial Corp. (“Unizan”) had entered into Amendment No.1 to the Agreement and Plan of Merger, dated as of January 27, 2004, by and between Huntington and Unizan.

Report on Form 8-K dated December 10, 2004 announcing that Unizan Financial Corp.’s Board of Directors had declared a quarterly cash dividend.

Report of Form 8-K dated December 28, 2004 announcing that shareholders of Unizan Financial Corp. had elected Class II directors for terms ending in 2007 at the annual shareholders meeting held December 28, 2004 and the appointment of Kim M. Taylor as Chief Financial Officer of Unizan Bank, National Association.

c.	Financial Statements

See subparagraph (a)(1) above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Unizan Financial Corp.

/S/ GARY N. FIELDS
Gary N. Fields
Chairman of the Board
March 30, 2005

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/S/ GARY N. FIELDS	/S/ RUSSELL W. MAIER
Gary N. Fields	Russell W. Maier
Chairman of the Board	Director
March 30, 2005	March 30, 2005

/S/ ROGER L. MANN	/S/ JAMES M. MATESICH
Roger L. Mann	James M. Matesich
President and Chief Executive Officer	Director
March 30, 2005	March 30, 2005

/S/ JAMES H. NICHOLSON
James H. Nicholson	James L. Nichols
Executive Vice President and Chief Operating Officer	Director
Principal Financial Officer	March 30, 2005
March 30, 2005

/S/ PHILIP E. BURKE	/S/ E. SCOTT ROBERTSON
Philip E. Burke	E. Scott Robertson
Director	Director
March 30, 2005	March 30, 2005

/S/ E. LANG D’ATRI	/S/ KARL C. SAUNDERS
E. Lang D’Atri	Karl C. Saunders, MD, MBA, FACS
Director	Director
March 30, 2005	March 30, 2005

/S/ ROGER L. DEVILLE	/S/ MARC L. SCHNEIDER
Roger L. Deville	Marc L. Schneider
Director	Director
March 30, 2005	March 30, 2005

/S/ FRANK J. DOSCH	/S/ GEORGE M. SMART
Frank J. Dosch, CLU, ChFC	George M. Smart
Director	Director
March 30, 2005	March 30, 2005

/S/ SUSAN S. HOLDREN	/S/ WILLIAM T. STEWART
Susan S. Holdren	William T. Stewart, PhD, PE
Director	Director
March 30, 2005	March 30, 2005

/S/ EDGAR W. JONES, JR.	/S/ JOHN W. STRAKER, JR.
Edgar W. Jones, Jr.	John W. Straker, Jr.
Director	Director
March 30, 2005	March 30, 2005

/S/ GENE E. LITTLE	/S/ WARREN W. TYLER
Gene E. Little	Warren W. Tyler
Director	Director
March 30, 2005	March 30, 2005