Form 10-K/A
period 2004-12-31
UNIZAN FINANCIAL CORP
filed 2005-05-02
CIK 746481

United States

Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1 to Form 10-K)

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

Unizan Financial Corp.

INTRODUCTORY NOTE

In reliance upon the order of the Securities and Exchange Commission issued under Section 36 of the Securities Exchange Act of 1934 (Release No. 50754, November 30, 2004), Unizan Financial Corp. (the “Company”) omitted from Item 9A of its Annual Report on Form 10-K for the Fiscal Year ended December 31, 2004 (the “Original Report”), both the Annual Report of its Management on Internal Control over Financial Reporting, as required by Item 308(a) of Regulation S-K, as well as the related Attestation Report of a registered public accounting firm, as required by Item 308(b) of Regulation S-K. The Company is filing this Amendment No. 1 to Annual Report on Form 10-K (the “Amendment”) to provide the information that was omitted from Item 9A of the Original Report and to correct the date of the Section 906 Certifications attached to the Original Report as Exhibits 32.1 and 32.2. No other information is being amended by the Amendment and the Company has not updated disclosures in this Amendment to reflect any event subsequent to the Company’s filing of the Original Report.

UNIZAN FINANCIAL CORP.

FORM 10-K/A

(Amendment No. 1 to Form 10-K)

December 31, 2004

PART II

Item 9A — Controls and Procedures

The Company’s management carried out an evaluation, under the supervision of the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2004, pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Chief Executive Officer along with the Chief Operating Officer concluded and reported to the Audit Committee of the Company that the following inadequate controls, which individually or in the aggregate, could result in a material misstatement to annual or interim consolidated financial statements that would not be prevented or detected. Accordingly, management determined that these control deficiencies constitute material weaknesses.

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

The aforementioned material weaknesses did not result in any adjustment to the Company’s annual or interim consolidated financial statements. A variety of procedural improvements were implemented throughout the fourth quarter; however, because some were not fully implemented until December 17, 2004, this did not allow for adequate testing time to determine that such weaknesses were remediated and the control was effective at December 31, 2004. Testing of these improvements was performed during the first quarter of 2005 and the weaknesses were determined to be remediated and the controls effective at March 30, 2005.

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal controls over the Company’s financial reporting. The Company’s internal control over financial reporting is a process designed under the supervision of the Company’s Chief Executive Officer and Chief Financial Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles. The Company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (2) provide reasonable assurance that the transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States, and that receipts and expenditures of the Company are being made in accordance with authorizations of management and directors of the Company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisitions, use or disposition of the Company’s assets that could have a material effect on the financial statements.

No matter how well designed, internal control over financial reporting may not prevent or detect all misstatements. Projection of the evaluation of the effectiveness to future periods is subject to risks, including but not limited to (a) controls may become inadequate due to changes in conditions; (b) a deterioration in the degree of compliance with policies or procedures; and (c) the possibility of control circumvention or override, any of which may lead to misstatements due to undetected error or fraud. Effective internal control over financial reporting can provide only a reasonable assurance with respect to financial statement preparation and reporting.

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004 based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in “Internal Control - Integrated Framework.”

Based on that assessment, management determined that, as of December 31, 2004, the Company did not maintain effective control over general computer controls and material weaknesses existed. A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following describes the material weaknesses that existed at December 31, 2004:

Application and infrastructure change controls. At December 31, 2004, the Company did not maintain effective control over the documentation of application and infrastructure change controls. This control deficiency primarily related to incomplete logging or detection of changes to the application database and infrastructure systems. This deficiency could result in unauthorized access or modifications to the application data base and ultimately in unauthorized transactions being recorded in the general accounting records.

Security around user access rights to certain application systems. At December 31, 2004, the Company did not maintain effective control over restricting of access rights to the general ledger application which could result in unauthorized transactions being recorded in the general accounting records.

Because of the material weaknesses described above, management has concluded that, as of December 31, 2004, the Company did not maintain effective internal controls over financial reporting, based on criteria established by COSO in “Internal Control – Integrated Framework.” Management has determined that such material weaknesses did not result in any adjustment to the Company’s annual or interim consolidated financial statements.

A variety of procedural improvements were implemented throughout the fourth quarter; however, because some were not fully implemented until December 17, 2004, this did not allow for adequate testing time to determine that such weaknesses were remediated and the controls were effective at December 31, 2004. Testing of these improvements was performed during the first quarter of 2005 and the weaknesses were determined to be remediated and the controls effective at March 30, 2005.

Management’s assessment of the effectiveness of the Company’s Internal Control Over Financial Reporting as of December 31, 2004, has been audited by Crowe Chizek and Company LLC, an independent registered public accounting firm, and their report appears on page 6.

Roger L. Mann	James H. Nicholson
President and Chief Executive Officer	Executive Vice President, Chief
Operating Officer and Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

Unizan Financial Corp.

Canton, Ohio

We have audited management’s assessment, included in Management’s Report on Internal Control Over Financial Reporting included under Item 9A, that Unizan Financial Corp. did not maintain effective internal control over financial reporting as of December 31, 2004, because of the effect of a material weakness over application and infrastructure change controls and security around user access rights to certain application systems, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Unizan Financial Corp.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weaknesses have been identified and included in management’s assessment.

Application and Infrastructure Change Controls. At December 31, 2004, the Company did not maintain effective control over restricting of access rights to the general ledger application which could result in unauthorized transactions being recorded in the general accounting records.

Security Around User Access Rights to Certain Application Systems. At December 31, 2004, the Company did not maintain effective control over restricting of access rights to the general ledger application which could result in unauthorized transaction being recorded in the general accounting records.

These material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2004 financial statements, and this report does not affect our report dated March 11, 2005.

In our opinion, management’s assessment that Unizan Financial Corp. did not maintain effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, because of the effect of the material weaknesses described above on the achievement of the objectives of the control criteria, Unizan Financial Corp. has not maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We do not express an opinion or any other form of assurance on management’s statement regarding post year-end remediation actions.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Unizan Financial Corp. as of December 31, 2004 and 2003, and the related consolidated statements of income, changes in shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2004, and our report dated March 11, 2005 expressed an unqualified opinion on those consolidated financial statements.

/s/ CROWE CHIZEK AND COMPANY LLC
Crowe Chizek and Company LLC

Columbus, Ohio

April 21, 2005

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Unizan Financial Corp.

/s/ GARY N. FIELDS
Gary N. Fields
Chairman of the Board
April 21, 2005

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ GARY N. FIELDS	/s/ RUSSELL W. MAIER
Gary N. Fields	Russell W. Maier
Chairman of the Board	Director
April 21, 2005	April 21, 2005

/s/ ROGER L. MANN	/s/ JAMES M. MATESICH
Roger L. Mann	James M. Matesich
President and Chief Executive Officer	Director
April 21, 2005	April 21, 2005

/s/ JAMES H. NICHOLSON	/s/ JAMES L. NICHOLS
James H. Nicholson	James L. Nichols
Executive Vice President and Chief Operating Officer	Director
Principal Financial Officer	April 21, 2005
April 21, 2005

/s/ PHILIP E. BURKE	/s/ E. SCOTT ROBERTSON
Philip E. Burke	E. Scott Robertson
Director	Director
April 21, 2005	April 21, 2005

/s/ E. LANG D’ATRI	/s/ KARL C. SAUNDERS
E. Lang D’Atri	Karl C. Saunders, MD, MBA, FACS
Director	Director
April 21, 2005	April 21, 2005

/s/ ROGER L. DEVILLE	/s/ MARC L. SCHNEIDER
Roger L. Deville	Marc L. Schneider
Director	Director
April 21, 2005	April 21, 2005

/s/ FRANK J. DOSCH	/s/ GEORGE M. SMART
Frank J. Dosch, CLU, ChFC	George M. Smart
Director	Director
April 21, 2005	April 21, 2005

/s/ SUSAN S. HOLDREN	/s/ WILLIAM T. STEWART
Susan S. Holdren	William T. Stewart, PhD, PE
Director	Director
April 21, 2005	April 21, 2005

/s/ EDGAR W. JONES, JR.	/s/ JOHN W. STRAKER, JR.
Edgar W. Jones, Jr.	John W. Straker, Jr.
Director	Director
April 21, 2005	April 21, 2005

/s/ GENE E. LITTLE	/s/ WARREN W. TYLER
Gene E. Little	Warren W. Tyler
Director	Director
April 21, 2005	April 21, 2005