Form 10-Q
period 2005-03-31
UNIZAN FINANCIAL CORP
filed 2005-05-09
CIK 746481

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☒    No  ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

Class	Outstanding as of April 30, 2005
Common Stock, $1.00 Stated Value	22,098,632

INDEX

UNIZAN FINANCIAL CORP.

Unizan Financial Corp.

CONSOLIDATED BALANCE SHEETS

(Unaudited, except December 31, 2004) (In thousands except share and per share data)	March 31, 2005	December 31, 2004
ASSETS
Cash and cash equivalents	$45,347	$52,057
Federal funds sold	3,400	—
Interest bearing deposits with banks	9,749	7,139
Securities held-to-maturity, (Fair value: $1,747 and $1,881, respectively)	1,659	1,779
Securities available-for-sale, at fair value	418,091	420,787
Federal Home Loan Bank stock, at cost	36,572	36,170
Loans originated and held for sale	2,066	1,256
Loans:
Commercial, financial and agricultural	236,062	268,339
Aircraft	93,527	106,845
Commercial real estate	610,945	607,470
Residential real estate	437,819	439,866
Consumer	442,783	450,617

Total loans	1,821,136	1,873,137
Less allowance for loan losses	(25,868)	(26,356)

Net loans	1,795,268	1,846,781
Premises and equipment, net	22,111	22,226
Goodwill	91,971	91,971
Other intangible assets	14,823	15,473
Bank owned life insurance	55,607	55,038
Accrued interest receivable and other assets	21,277	22,157

Total Assets	$2,517,941	$2,572,834

LIABILITIES
Deposits:
Noninterest bearing deposits	$209,872	$231,004
Interest bearing deposits	1,615,435	1,609,722

Total deposits	1,825,307	1,840,726
Short-term borrowings	55,834	31,676
Other borrowings	277,338	342,078
Subordinated note	20,619	20,619
Accrued taxes, expenses and other liabilities	25,973	25,810

Total Liabilities	2,205,071	2,260,909

SHAREHOLDERS’ EQUITY
Common stock ($1.00 stated value, 100,000,000 shares authorized and 22,123,069 shares issued)	22,123	22,123
Additional paid-in capital	220,669	220,741
Retained earnings	76,405	74,854
Stock held by deferred compensation plan, 127,063 and 128,400 shares at cost	(2,243)	(2,279)
Treasury stock, 24,587 and 43,956 shares at cost	(646)	(1,137)
Accumulated other comprehensive loss	(3,438)	(2,377)

Total Shareholders’ Equity	312,870	311,925

Total Liabilities and Shareholders’ Equity	$2,517,941	$2,572,834

See Notes to the Consolidated Financial Statements

Unizan Financial Corp.

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited) (In thousands except share and per share data)	Three Months Ended March 31,
	2005	2004
Interest income:
Interest and fees on loans	$26,889	$27,674
Interest and dividends on securities
Taxable	3,367	4,121
Tax exempt	501	476
Interest on bank deposits and federal funds sold	71	8

Total interest income	30,828	32,279

Interest expense:
Interest on deposits	9,920	9,150
Interest on borrowings	4,135	4,337

Total interest expense	14,055	13,487

Net interest income	16,773	18,792
Provision for loan losses	1,295	1,000

Net interest income after provision for loan losses	15,478	17,792

Other income:
Trust, financial planning, brokerage and insurance sales	2,247	1,953
Customer service fees	1,579	1,844
Gains on sale of loans	1,187	1,245
Security gains, net	—	71
Merchant services income	423	446
Income on bank owned life insurance	569	673
Other operating income	999	782

Total other income	7,004	7,014

Other expenses:
Salaries, wages, and benefits	7,988	12,774
Occupancy expense	908	867
Furniture and equipment	503	534
Data processing	681	904
Taxes other than income taxes	679	630
Other intangible amortization expense	650	825
Other operating expense	4,738	4,880

Total other expenses	16,147	21,414

Income before income taxes	6,335	3,392
Provision for income taxes	1,802	980

Net income	$4,533	$2,412

Earnings per share:
Basic	$0.21	$0.11
Diluted	$0.20	$0.11

Dividends per share	$0.135	$0.135

Weighted average shares outstanding:
Basic	22,088,798	21,733,289
Diluted	22,199,973	21,972,349

See Notes to the Consolidated Financial Statements

Unizan Financial Corp.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited) (In thousands)	Three Months Ended March 31,
	2005	2004
Net Income	$4,533	$2,412

Unrealized holding gains (losses) on available-for-sale securities	(2,300)	3,530
Reclassification adjustment for gains on securities included in net income	—	(71)

Net	(2,300)	3,459

Unrealized gains (losses) on cash flow hedges	395	(676)
Reclassification adjustment for losses on cash flow hedges included in net income	273	415

Net	668	(261)

Total	(1,632)	3,198
Tax (expense) benefit	571	(1,119)

Other comprehensive income (loss), net of tax	(1,061)	2,079

Comprehensive income	$3,472	$4,491

See Notes to the Consolidated Financial Statements

Unizan Financial Corp.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited) (In thousands)	Three months ended March 31,
	2005	2004
Cash flows from operating activities:
Net income	$4,533	$2,412
Adjustments to reconcile net income to net cash from operating activities:
Depreciation, amortization and accretion	2,274	1,881
Provision for loan losses	1,295	1,000
Net securities gains	—	(71)
Loans originated for resale	(15,488)	(18,219)
Proceeds from sale of loan originations	15,865	17,140
Gains from sales of loans	(1,187)	(1,245)
Federal Home Loan Bank stock dividend	(402)	(345)
Net increase in bank owned life insurance	(569)	(673)
Increase in interest receivable	(161)	(89)
Increase in interest payable	667	218
Other assets and liabilities, net	1,765	1,992

Net cash from operating activities	8,592	4,001

Cash flows from investing activities:
Net change in interest bearing deposits with banks	(2,610)	(2,888)
Net change in federal funds sold	(3,400)	(250)
Proceeds from sales of securities available-for-sale	—	571
Proceeds from maturities of securities held-to-maturity	116	295
Proceeds from maturities of securities available-for-sale	24,698	19,810
Purchases of securities available-for-sale	(25,007)	(30,191)
Net decreases (increase) in loans made to customers	49,846	(9,589)
Proceeds from sale of loans from portfolio	—	7,341
Purchases of premises and equipment	(479)	(109)

Net cash from investing activities	43,164	(15,010)

Cash flows from financing activities:
Net change in deposits	(15,403)	(29,649)
Cash dividends paid	(2,982)	(2,935)
Treasury stock sales	607	13,014
Treasury stock purchases	(188)	(10,707)
Net change in stock held in deferred compensation plan	36	—
Net change in short-term borrowings	24,158	2,951
Net change in Federal Home Loan Bank overnight borrowings	(32,325)	54,300
Proceeds from other borrowings	—	4,585
Repayment of other borrowings	(32,369)	(567)

Net cash from financing activities	(58,466)	30,992

Net change in cash and cash equivalents	(6,710)	19,983

Cash and cash equivalents at beginning of year	52,057	59,622

Cash and cash equivalents at end of period	$45,347	$79,605

Supplemental cash flow disclosures:
Income taxes paid	$1,000	—
Interest paid	$13,439	$13,243
Non cash transfers:
Transfer of loans to other assets owned	$408	$635

See the Notes to the Consolidated Financial Statements

UNIZAN FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2005 (Unaudited)

(In thousands, except per share data)

The consolidated financial statements for interim periods are unaudited; however, in the opinion of management of Unizan Financial Corp. (“Company”), the accompanying consolidated financial statements contain all material adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position and results of operations and cash flows for the periods presented. The unaudited financial statements are presented in accordance with the requirements of Form 10-Q and do not include all disclosures normally required by accounting principles generally accepted in the United States of America. Reference should be made to the Company’s consolidated financial statements and notes thereto included in the Company’s annual report on Form 10-K, as amended, for the year ended December 31, 2004 for additional disclosures, including a summary of the Company’s accounting policies. The results of operations for the three month period ended March 31, 2005 are not necessarily indicative of the results to be expected for the full year.

1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation: The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany transactions and accounts have been eliminated in consolidation. Unless otherwise indicated, dollars are in thousands except per share data. Certain reclassifications have been made to the three month period ended March 31, 2004 information to conform with the three month period ended March 31, 2005 information.

Accounting Pronouncements: In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123-R”), which revises SFAS No. 123, “Accounting for Stock Based Compensation” and supersedes APB Opinion No. 25 “Accounting for Stock Issued to Employees.” SFAS No. 123-R focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. This Statement requires an entity to recognize the cost of employee services received in share-based payment transactions and measure the cost on a grant-date fair value of the award. That cost will be recognized over the period during which an employee is required to provide service in exchange for the award. The effective date for the provisions of SFAS No. 123-R to be applied has been delayed and is now required for annual, rather than interim, periods that begin after June 15, 2005. The Company has not determined the methodology to be used when adopting this Statement.

In March 2004, the FASB ratified the consensus reached by the Emerging Issues Task Force (“EITF”) in Issue No. 03-1, “Measuring of Other-Than-Temporary Impairment and its Application to Certain Investments” (“EITF 03-1”). This issue provides guidance for determining when an investment is considered impaired, whether impairment is other than temporary and measurement of an impairment loss. In September 2004, the FASB issued FASB Staff Position 03-1-1 (“FSP 03-1-1”) which delayed the effective date for certain measurement and recognition guidance contained in paragraphs 10 – 20 of EITF 03-1. FSP 03-1-1 requires the application of pre-existing other-than-temporary guidance during the period of delay until a final consensus is reached. To date, no consensus has been reached on this issue.

2) PENDING MERGER

On January 27, 2004, Huntington Bancshares Incorporated (“Huntington”), a $32 billion regional bank holding company headquartered in Columbus, Ohio, and the Company announced the signing of a definitive agreement to merge the two organizations. Under terms of the agreement, the Company’s shareholders will receive 1.1424 shares of Huntington common stock, on a tax-free basis, for each share of the Company. The merger was unanimously approved by both boards and has also been approved by the Company’s shareholders. During the first quarter of 2004, the Company recorded $1,203 of expense for merger-related professional fees. Minimal amounts of merger-related expense were incurred in the first quarter of 2005.

In June 2004, the Federal Reserve Board informed Huntington that it had extended its review period to coordinate further with the staff of the Securities and Exchange Commission (“SEC”) regarding the SEC’s ongoing formal investigation of Huntington and to complete its review of the Community Reinvestment Act aspects of the merger. In November 2004, Huntington announced that it expected to enter into formal supervisory agreements with its banking regulators, the Federal Reserve Board and the Office of the Comptroller of the Currency, providing for a comprehensive action plan designed to address its financial reporting and accounting policies, procedures and controls and its corporate governance practices and that it was withdrawing its regulatory applications for approval of the merger with the Company pending the resolution of these various matters. As a result, Huntington and the Company agreed to extend the expiration date of the definitive agreement from January 27, 2005 to January 27, 2006. On March 1, 2005, Huntington announced that it had entered into formal written agreements with its banking regulators, the Federal Reserve Bank of Cleveland and the Office of the Comptroller of the Currency, to provide for a comprehensive action plan to address the aforementioned issues.

On April 25, 2005, Huntington announced that it had proposed a settlement to the staff of the SEC regarding the resolution of its formal investigation and that the staff of the SEC has agreed to recommend the proposed settlement offer to the Commission. The resolution of the SEC investigation is separate and distinct from the formal banking regulatory written agreements announced March 1, 2005 with the Federal Reserve Bank of Cleveland and the Office of the Comptroller of the Currency, which remain in effect until terminated by the banking regulators. Huntington intends to resubmit its application for regulatory approval of the merger with the Company once all of the regulatory concerns have been resolved. No assurances, however, can be provided as to the ultimate timing or outcome of these matters.

3) STOCK BASED COMPENSATION

Employee compensation expense for stock options is reported using the intrinsic value method. All options granted had an exercise price equal to or greater than the market price of the underlying common stock at the date of grant. Any tax benefit realized by the Company from the exercise of non-qualified stock options is added to paid-in-capital. During the first quarter of 2004, an expense of $3,638 was recognized in relation to the exercise of certain stock options as a result of the settlement of options for cash or with shares held for less than six months. No similar expense was recorded in the first quarter of 2005. The following table illustrates the effect on net income and earnings per share if expense was measured using the fair value method of SFAS No. 123, Accounting for Stock-Based Compensation:

	Three Months Ended March 31,
	2005	2004
Net income, as reported	$4,533	$2,412
Deduct: Stock based compensation expense determined under fair value based method	89	15

Pro forma net income	$4,444	$2,397
Earnings per share, as reported:
Basic	$0.21	$0.11
Diluted	$0.20	$0.11
Pro forma earnings per share:
Basic	$0.20	$0.11
Diluted	$0.20	$0.11

For purposes of providing the pro forma disclosures required under SFAS No. 123, the fair value of the stock options granted were estimated at the date of grant using a Black-Scholes option pricing model. The weighted average assumptions used in the option pricing model and resulting fair values at the grant dates for options granted during the three months ended March 31, 2005 and 2004 were as follows:

	2005	2004
Nonqualified Stock Options- Immediate Vesting
Number of shares	18,000	19,000
Exercise Price	$25.11	$26.37
Fair Value	$6.88	$1.20
Risk-free interest rate	3.74%	1.02%
Expected dividend yield	2.15%	2.90%
Expected option life (years)	5.00	0.67
Expected volatility	31.80%	16.00%

Nonqualified Stock Options- Delayed Vesting
Number of shares	72,300	—
Exercise Price	$24.72	N/A
Fair Value	$6.76	N/A
Risk-free interest rate	3.74%	N/A
Expected dividend yield	2.18%	N/A
Expected option life (years)	5.00	N/A
Expected volatility	31.90%	N/A

The nonqualified stock options with delayed vesting granted in 2005 will vest immediately if the pending merger with Huntington closes.

The following summarizes the number of options outstanding at March 31, 2005 and activity during the three months then ended for the Company’s various stock incentive plans:

	1987 Plan	1997 Plan	BFOH Plan	Total
Balance, December 31, 2004	7,184	342,257	238,333	587,774
Granted	—	90,300	—	90,300
Exercised	—	(13,309)	(6,022)	(19,331)
Forfeited	—	(667)	(904)	(1,571)

Balance, March 31, 2005	7,184	418,581	231,407	657,172

Exercisable at March 31, 2005	7,184	346,281	231,407	584,872

4) COMPUTATION OF EARNINGS PER SHARE

The computation of earnings per share is as follows.

	Three Months Ended March 31,
	2005	2004
Weighted average common shares outstanding - basic	22,088,798	21,733,289
Dilutive effect due to stock incentive plans	111,175	239,060

Weighted average common shares outstanding adjusted for dilutive common stock equivalents	22,199,973	21,972,349

Net income	$4,533	$2,412

Basic earnings per share	$0.21	$0.11

Diluted earnings per share	$0.20	$0.11

5) SECURITIES

The amortized cost and fair value of available-for-sale securities were as follows:

	March 31, 2005
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities available-for-sale:
U.S. Treasury securities	$1,006	$—	$(33)	$973
Obligations of states and political subdivisions	43,241	1,035	(143)	44,133
Mortgage-backed and related securities	364,085	615	(6,659)	358,041
Other securities	13,936	1,008	—	14,944

Total securities available-for-sale	$422,268	$2,658	$(6,835)	$418,091

	December 31, 2004
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities available-for-sale:
U.S. Treasury securities	$1,006	$—	$(23)	$983
Obligations of states and political subdivisions	43,265	1,240	(46)	44,459
Mortgage-backed and related securities	364,458	906	(3,954)	361,410
Other securities	13,935	—	—	13,935

Total securities available-for-sale	$422,664	$2,146	$(4,023)	$420,787

Available-for-sale securities with unrealized losses at March 31, 2005 not recognized in income were as follows:

	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
US Treasury securities	$973	$33	$—	$—	$973	$33
Obligations of state and political subdivisions	9,771	122	488	21	10,259	143
Mortgage-backed and related securities	145,230	2,172	171,780	4,487	317,010	6,659

Total temporarily impaired securities	$155,974	$2,327	$172,268	$4,508	$328,242	$6,835

Management believes the unrealized losses on these securities are temporary in nature. Management also believes that the issuers have the ability to re-pay their obligations and the Company has the ability to hold these securities until a forecasted recovery in value occurs. Mortgage-backed and related securities with unrealized losses not recognized in income of 12 months or longer include twenty-one agency issued collateralized mortgage obligations and ten mortgage pass-through securities. All of these securities are currently paying principal and interest monthly and have final maturity dates ranging from June 2008 to February 2026. In total, the amount of the unrealized loss is approximately 2.6% of the carrying value and ranges from .2% to 5.4% on an individual security basis.

6) LOANS

Impaired loans at March 31, 2005 and December 31, 2004 were as follows.

	March 31, 2005	December 31, 2004
Loans with no allowance for loan loss allocated	$5,798	$6,871
Loans with allowance for loan loss allocated	7,014	6,043
Amount of allowance allocated	2,165	2,221

At March 31, 2005 and December 31, 2004 the government guaranteed portions of government guaranteed impaired loans were $6,738 and $7,294, respectively. These amounts were not included in the impaired loan balances in the table above.

Non-performing loans consisted of the following at March 31, 2005 and December 31, 2004:

	March 31, 2005	December 31, 2004
Loans past due 90 days or more and still accruing	$726	$1,856
Non-accrual loans	29,423	28,294

7) ALLOWANCE FOR LOAN LOSSES

An analysis of activity in the allowance for loan losses for the three months ended March 31, 2005 and 2004 was as follows:

	2005	2004
Balance at beginning of period	$26,356	$24,611
Provision charged to expense	1,295	1,000
Loans charged off	(2,558)	(1,683)
Recoveries of previously charged-off loans	775	683

Balance at end of period	$25,868	$24,611

8) OTHER BORROWINGS

Federal Home Loan Bank (FHLB) advances and other borrowings were as follows:

	March 31, 2005		December 31, 2004
	Amount	Average Rate	Amount	Average Rate
FHLB advances	$198,864	4.56%	$261,549	3.80%
Term repurchase agreements	45,000	5.47	45,000	5.44
Line of credit with financial institution	33,000	4.00	35,000	3.25
Capital leases	339	6.75	369	6.75
Subordinated term notes	135	4.92	160	4.71

	$277,338		$342,078

Pursuant to collateral agreements with the FHLB, advances are secured by FHLB stock and qualifying first mortgage loans. At March 31, 2005, FHLB advances outstanding were comprised of the following:

Maturity	Interest Rate	Amount
One year or less	4.53%	$52,170
One to two years	3.89	50,430
Two to three years	4.95	17,581
Three to four years	5.27	43,000
Four to five years	—	—
Five years or more	4.49	35,683

Total	4.56%	$198,864

FHLB advances must be secured by eligible collateral as specified by the FHLB. Accordingly, the Company has a blanket pledge of its one-to-four family residential mortgages, multi-family, commercial real estate and home equity loans held in the loan portfolio as collateral for the advances outstanding at March 31, 2005 with a required minimum ratio of collateral to advances of 135%. Also, the Company has an investment in FHLB stock of $36,572 at March 31, 2005 of which approximately $10,000 is pledged as collateral for outstanding advances. FHLB advances comprise a combination of fixed and variable rate advances. Variable rate advances can be paid off, in part or in full, on any interest reset date without penalty. Fixed rate advances are generally subject to early prepayment fees approximately equal to the present value of the lost cash flow to the FHLB.

The Company has a line of credit of $35,000 from a financial institution that is used for liquidity purposes and to facilitate additional investment in subsidiaries. The line of credit is secured by common stock of Unizan Bank, National Association and matures in January 2006. The total outstanding balance at March 31, 2005 was $33,000. The interest on each draw is variable and is priced off the Federal Funds Rate plus 1.00% per annum and is paid quarterly.

At March 31, 2005, the Company had $45,000 in term repurchase agreements with Salomon Brothers, Inc. under which the Company sold mortgage-backed and related securities classified as available-for-sale with a fair value of $48,095 at March 31, 2005. The repurchase agreements had a weighted average maturity of 3.2 years at March 31, 2005. Also, such repurchase agreements are callable at the option of the counter-party. The securities are held at Salomon Brothers, Inc. and will be returned to the Company at maturity.

9) DIVIDEND RESTRICTIONS

Banking regulations require maintaining certain capital levels and may limit the amount of dividends paid by the Bank to the Company or by the Company to its shareholders. Currently, the payment of any dividend by the Company requires the prior approval of its primary regulator based on an understanding between the Company and such primary regulator.

10) SEGMENT REPORTING

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

Three months ended March 31, 2005:	Community Banking	Investment and Funds Management	Parent and Other	Total
Net interest income (expense)	$17,540	$5	$(772)	$16,773
Provision for loan losses	1,295	—	—	1,295
Non-interest income	4,742	2,247	15	7,004
Non-interest expense	14,015	1,308	824	16,147
Income tax expense (benefit)	2,032	322	(552)	1,802

Net income (loss)	$4,940	$622	$(1,029)	$4,533

Three months ended March 31, 2004:	Community Banking	Investment and Funds Management	Parent and Other	Total
Net interest income (expense)	$19,477	$4	$(689)	$18,792
Provision for loan losses	1,000	—	—	1,000
Non-interest income	5,058	1,956	—	7,014
Non-interest expense	16,707	1,460	3,247	21,414
Income tax expense (benefit)	2,348	172	(1,540)	980

Net income (loss)	$4,480	$328	$(2,396)	$2,412

ITEM 2:

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

UNIZAN FINANCIAL CORP.

For a comprehensive understanding of the Company’s financial condition and performance, this discussion should be considered in conjunction with the Company’s Consolidated Financial Statements, accompanying notes, and other information contained elsewhere herein.

This discussion contains forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995 that involves risks and uncertainties. Although the Company believes that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate, and therefore, there can be no assurance that the forward-looking statements included herein will prove to be accurate. Factors that could cause actual results to differ from the results discussed in the forward-looking statements include, but are not limited to: economic conditions (both generally and more specifically in the markets in which the Company and its subsidiaries operate); competition for the Company’s customers from other providers of financial services; government legislation and regulation (which changes from time to time and over which the Company has no control); changes in interest rates; pre-payments of loans and securities; material unforeseen changes in the liquidity, results of operations, or financial position of the Company’s customers; completion of the pending merger with Huntington, all of which are difficult to predict and many of which are beyond the control of the Company.

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

Average Balances and Yields

The following table presents, for each of the periods indicated, the total dollar amount of interest income from average interest-earning assets and the resultant yields, as well as the interest expense on average interest-bearing liabilities, expressed both in dollars and percentage rates, and the net interest margin. Net interest margin is calculated by dividing net interest income on a fully tax equivalent basis (FTE) by total average interest-earning assets. The net interest margin is influenced by the level and relative mix of interest-earning assets and interest-bearing liabilities. FTE income includes tax-exempt income, restated to a pre-tax equivalent, based on the statutory federal income tax rate. All average balances are daily average balances. Non-accruing loans are included in average loan balances.

Unizan Financial Corp.

Average Balance Sheet and Related Yields

	Three Months Ended March 31,
	2005			2004
(dollars in thousands)	Average Balance	Income/ Expense	Rate (1)	Average Balance	Income/ Expense	Rate (1)
Interest-earning assets

Interest bearing deposits and federal funds sold	$14,071	$71	2.05%	$4,395	$8	0.73%
Securities	446,304	4,138	3.76	510,827	4,853	3.82
Total loans (2)	1,830,693	26,902	5.96	1,971,090	27,687	5.65

Total interest-earning assets (3)	2,291,068	31,111	5.51	2,486,312	32,548	5.27

Nonearning assets:

Cash and due from banks	48,892			57,353
Other nonearning assets	205,060			209,843
Allowance for loan losses	(26,155)			(24,622)

Total assets	$2,518,865			$2,728,886

Interest bearing liabilities:

Demand deposits	$208,896	$336	0.65%	$258,295	$369	0.57%
Savings and money market deposits	520,053	2,505	1.95	531,844	1,296	0.98
Time deposits	870,996	7,079	3.30	955,864	7,485	3.15
Subordinated note	20,619	489	9.62	20,619	505	9.85
Other borrowings	340,748	3,646	4.34	422,995	3,832	3.64

Total interest bearing liabilities	1,961,312	14,055	2.91	2,189,617	13,487	2.48

Noninterest bearing liabilities:

Demand deposits	217,212			208,704
Other liabilities	25,357			24,437
Shareholders’ equity	314,984			306,128

Total liabilities and equity	$2,518,865			$2,728,886

Net interest income and interest rate spread (3)		$17,056	2.60%		$19,061	2.79%

Net interest margin (4)			3.02%			3.08%

(1)	Calculated on an annualized basis.
(2)	Loan fees are included in interest income on loans.
(3)	Interest income is computed on a fully tax equivalent (FTE) basis, using a tax rate of 35%.
(4)	The net interest margin represents net interest income as a percentage of average interest-earning assets.

Comparison of Operating Results For The Three Months Ended March 31, 2005 and 2004

Net Income. Net income for the first quarter of 2005 was $4,533, or $0.20 per diluted share. This compares with net income of $2,412, or $0.11 per diluted share for the first quarter of 2004. During the first quarter of 2004, an expense of $3,638 pre-tax, or $2,365 after-tax, was recognized in relation to the settlement of certain stock options for cash or with shares held for less than six months and expenses of $1,203 pre-tax, or $944 after-tax, were recognized for merger-related professional fees. Excluding the option expense and merger-related expenses, net income for the first quarter of 2004 was $5,721, or $0.26 per diluted share. During the first quarter of 2005, net interest income decreased by 10.7%, non-interest income decreased by 0.1%, and non-interest expense decreased by 24.6% as compared to the same period in 2004. The net interest margin decreased to 3.02% for the first quarter of 2005, compared to 3.08% for the same period in 2004. The decrease in the net interest margin was primarily due to the cost of interest-bearing liabilities increasing faster than yields on interest-earning assets. The Company’s return on average assets and return on average equity were 0.73% and 5.84%, respectively, in the first quarter of 2005, compared to 0.36% and 3.17%, respectively, for the first quarter of 2004.

Interest Income. Total interest income decreased 4.5% to $30,828 for the three months ended March 31, 2005, compared to $32,279 for the first quarter of 2004. During the first quarter of 2005, the yield on interest-earning assets increased by 24 basis points from the same period in 2004. The Company’s yield on average loans was 5.96% for the three months ended March 31, 2005 and 5.65% for the comparable year ago period. The increase in the yield on loans was primarily impacted by increases in market interest rates throughout 2004 and so far in 2005.

Yields on the securities portfolio decreased from 3.82% during the first quarter of 2004 to 3.76% during the first quarter of 2005. The yield on securities was primarily impacted by the sale of higher yielding corporate obligations in the second quarter of 2004 and the continued run-off of higher yielding mortgage-backed and related securities, partially attributed to pre-payments throughout 2004.

Interest Expense. Total interest expense increased 4.2% to $14,055 for the three months ended March 31, 2005, compared to $13,487 for the three months ended March 31, 2004. The Company’s cost of interest-bearing liabilities increased to 2.91% in the three months ended March 31, 2005 compared to 2.48% in the same period of 2004. The increase in the cost of funds was primarily from higher market rates affecting the rates paid on all deposit products, particularly money market deposits, and the cost of short-term borrowings.

Provision for Loan Losses. The provision for loan losses was $1,295 for the three months ended March 31, 2005, compared to $1,000 in the first quarter of 2004. The provision is based on the Company’s review of the adequacy of the allowance for loan losses which includes a review of general economic conditions and uncertainties and charge-offs. The provision for loan losses was considered sufficient by management for maintaining an appropriate allowance for loan losses. Additional information regarding the allowance for loan losses and non-performing assets is included in the section captioned “Asset Quality.”

Management analyzes the appropriateness of the allowance for loan losses regularly through reviews of historical loan loss experience, the nature and volume of the portfolio, information about specific borrower situations and estimated collateral values, economic conditions, and other factors. The allowance for loan losses is a material estimate that is particularly susceptible to significant changes in the near term and is established through a provision for loan losses based on management’s evaluation of the risk in the Company’s loan portfolio and the general economy. Loan losses are charged against the allowance when the uncollectibility of a loan balance is confirmed. Management believes that the allowance for loan losses was appropriate at March 31, 2005.

Non-Interest Income. Total non-interest income decreased by $10, to $7,004 for the three months ended March 31, 2005, compared to $7,014 in the three months ended March 31, 2004.

Trust, brokerage and insurance sales income increased by $294, or 15.1%, to $2,247 in the first quarter of 2005 from $1,953 in the first quarter of 2004. Brokerage and insurance sales revenue increased by $206 primarily due to more favorable market conditions and increased sales efforts.

Customer service fees, representing service charges on deposits and fees for other banking services, decreased by $265, or 14.4%, to $1,579 in the first quarter of 2005 from $1,844 in the first quarter of 2004. The decrease was mainly attributed to lower non sufficient funds fees due to trends in consumer behavior and lower service charges on business accounts as a result of higher earnings credits associated with such accounts.

Gains on sales of loans totaled $1,187 for the first quarter of 2005 compared to $1,245 for the same period in 2004. During the first quarter of 2005, the Company sold $10,675 of the guaranteed portion of its SBA (Small Business Association) and other government guaranteed loan originations in the secondary market compared to $7,746 during the first quarter of 2004, realizing gains of $1,157 in 2005 and $797 in 2004. Also, in the first quarter of 2005, the Company sold $4,003 of residential loans originated for sale compared to $10,473 during the same period in 2004, realizing gains of $30 in 2005 compared to $189 in 2004. In addition, in the first quarter of 2004, the Company sold $7,082 of construction loans that became eligible for permanent financing, realizing gains of $259. No similar sales occurred in the first quarter of 2005. As a result of increases in market rates throughout 2004 and during the first quarter of 2005, mortgage refinancing activity has slowed as fewer prospective borrowers benefit from refinancing at current rates. As a result, fees associated with the mortgage-related business have declined.

The Company intends to continue to place emphasis on its small business lending activities. The nature of the political climate in Washington D.C. has consistently subjected many existing government programs to much scrutiny and possible cutbacks. While the Company believes that any future cutbacks could negatively affect its activities in SBA lending programs as well as any planned expansion of such activities, it has successfully managed through previous imposed changes with minimal impact on production levels.

Merchant service fees decreased $23 to $423 in the three months ended March 31, 2005 from $446 for the year ago quarter.

Income on bank owned life insurance (BOLI) decreased $104 to $569 in the first quarter of 2005 from $673 for same period a year ago. The decline is attributed to lower policy earnings rates in 2005 as compared to 2004.

Other income increased by $217, or 27.7%, to $999 for the first quarter of 2005 from $782 in the first quarter of 2004. The increase in other operating income was partially attributed to mortgage servicing income for the first quarter of 2004 being reduced by $123 for a temporary impairment charge associated with the value of the Company’s mortgage servicing rights (MSR’s) compared to $31 for the first quarter of 2005. The value of the MSR portfolio is analyzed quarterly by considering critical assumptions for pre-payment speeds, the targeted investor yield to a buyer of MSRs, and float on escrows. Market interest rates are an external factor that can have a material influence on this valuation process, as interest rates influence pre-payment speeds and targeted investor yield. At March 31, 2005 the recorded book value of MSR’s and aggregate estimated fair value was $1,412 and $1,853, respectively. Future impairment could be realized if pre-payment speeds increase beyond the assumption rates. If rates continue to rise and pre-payment activity slows, the value of the servicing rights should be positively impacted. Also within other income, check card and ATM interchange fee income increased by $98 due primarily to higher transaction volumes.

Non-Interest Expense. Total non-interest expense decreased $5,267 to $16,147 in the three months ended March 31, 2005, compared to $21,414 in the three months ended March 31, 2004. Excluding the expense of $3,638 recognized in relation to the exercise of certain stock options and $1,203 of expense recognized for merger-related professional fees in the year ago quarter, total non-interest expense decreased $426, or 2.6%.

Salaries, wages and benefits decreased to $7,988 for the three months ended March 31, 2005 compared to $9,136 for the same period in 2004, excluding the expense of $3,638 recognized in 2004 in relation to the exercise of certain stock options. This decrease was mainly attributed to staffing levels which have declined from 730 full time equivalent employees at March 31, 2004 to 619 at March 31, 2005.

Occupancy expense increased by $41 to $908 in the 2005 quarter from $867 in 2004. This increase was attributed to higher utilities costs.

Furniture and equipment expense decreased by $31 to $503 in the three months ended March 31, 2005 from $534 in year ago quarter. This decrease was attributed to lower depreciation expense as many new equipment purchases have been delayed due to the pending merger.

Data processing expense decreased by $223 to $681 in the three months ended March 31, 2005 from $904 in year ago quarter. This decrease was also attributed to lower depreciation and amortization expense as many new equipment and software purchases have been delayed due to the pending merger.

Taxes other than income taxes, which are primarily based on net worth levels, increased by $49 to $679 in the first quarter of 2005 from $630 in the first quarter of 2004. This increase resulted primarily from higher capital levels within the Company’s bank subsidiary.

Other intangible amortization expense decreased to $650 in the first quarter of 2005 from $825 in the same period a year ago. This decrease resulted from a decline in scheduled amortization rates.

Excluding merger-related professional fees of $1,203 in 2004, other non-interest expenses increased $1,061, to $4,738 during the first quarter of 2005 compared to $3,667 in the first quarter of 2004. The increase was mainly due to a $989 increase in legal, accounting and other professional fees from $440 in the first quarter of 2004 to $1,429 in the first quarter of 2005. Higher expenses in the first quarter of 2005 were primarily attributed to activities associated with implementing provisions of Section 404 of the Sarbanes Oxley Act of 2004 as well as filling staffing vacancies.

Provision for Income Taxes. The Company’s provision for federal income taxes was $1,802, or 28.4% of pre-tax income, for the three months ended March 31, 2005 compared to $980, or 28.9% of pretax income, for the same period in 2004. The effective tax rate differed from the federal statutory rate principally as a result of tax-exempt income from obligations of states and political subdivisions and earnings on bank owned life insurance. Also, the first quarter of 2004 effective tax rate was impacted by the non-deductible nature of a portion of the merger-related professional fees.

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

Failure to receive principal and interest payments when due on a loan results in efforts by the Company to restore such loan to current status. Loans are classified as non-accrual when, in the opinion of management, full collection of principal and accrued interest in accordance with the contractual terms of the loan is in doubt. Continued unsuccessful collection efforts generally lead to initiation of foreclosure or other legal proceedings. Property acquired by the Company as a result of foreclosure, or by deed in lieu of foreclosure, is classified as “other assets owned” until such time as it is sold or otherwise disposed of. The Company owned $1,604 of such property at March 31, 2005 compared to $2,612 at December 31, 2004.

Non-performing loans totaled $30,149, or 1.65% of total loans, at March 31, 2005, compared to $30,150, or 1.61% of total loans, at December 31, 2004. Non-performing assets totaled $31,753, or 1.74% of loans and other assets owned at March 31, 2005, compared to $32,762, or 1.75%, at December 31, 2004. Non-performing loans were mainly comprised of $8,931 of residential mortgage loans, $1,588 of commercial loans, $6,477 of commercial real estate loans, $2,950 of aircraft loans and $8,690 of SBA and other government guaranteed loans, of which $6,738 was guaranteed by the government. Non-performing loans, excluding the $6,738 of non-performing loans guaranteed by the government, totaled $23,411, or 1.28% of total loans, at March 31, 2005 compared to 1.22%, excluding $7,294 of non-performing loans guaranteed by the government, at December 31, 2004. Many of the SBA loans are collateralized by real estate which must be liquidated prior to receiving the guaranteed principal portion of the loan balance from the SBA. Also impacting non-performing loan levels are delinquency and bankruptcy trends in general. Residential delinquency trends are consistent with Ohio and national trends; bankruptcies have increased, and are a significant part of non-performing loans. While these factors have caused higher relative levels of delinquencies and non-performing assets, there continues to be little translation into losses. Management continues to remain cautious as the economic uncertainty extends into certain areas of the Company’s markets and record levels of bankruptcies continue. Management of the Company is not aware of any material amounts of loans outstanding, not disclosed in the tables below, for which there is significant uncertainty as to the ability of the borrower to comply with present payment terms.

The following is an analysis of the composition of non-performing assets and restructured loans:

	March 31, 2005	December 31, 2004
Non-accrual	$29,423	$28,294
Accruing loans 90 days or more past due	726	1,856

Total non-performing loans	30,149	30,150
Other assets owned and other non-performing assets	1,604	2,612

Total non-performing assets	$31,753	$32,762

Restructured loans	$5,339	$2,430

Non-performing loans to total loans	1.65%	1.61%
Non-performing assets to total assets	1.26%	1.27%
Non-performing assets to total loans plus other assets owned	1.74%	1.75%

Restructured loans at March 31, 2005 consisted of two loans. One such loan, with a balance of $2,393 at March 31, 2005, was initially restructured in May 1999. This loan performed in accordance with the restructured terms until its maturity date in May 2004 at which time the maturity date was extended to November 2005. Since that time, all required payments have been made in accordance with the extension agreement. The other restructured loan, with a balance of $2,946 at March 31, 2005, was modified in February 2005 to provide for a lower contractual interest rate and extension of the scheduled maturity date in return for the borrower / guarantors pledging additional collateral for the loan. Management does not anticipate any loss on this loan based on the value of the underlying collateral. The restructured loans were not included in non-performing assets.

As of March 31, 2005, impaired loans were $12,812 compared with $12,914 at December 31, 2004. Impaired loans exclude $6,738 and $7,294 at March 31, 2005 and December 31, 2004, respectively, which represents the government guaranteed portion of government guaranteed impaired loans. Commercial, commercial real estate and aircraft loans are classified as impaired if full collection of principal and interest in accordance with the terms of the loan documents is not probable. Impaired loans and non-performing loans have been considered in management’s analysis of the appropriateness of the allowance for loan losses.

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

The allowance for loan losses totaled $25,868, or 1.42% of total loans outstanding, at March 31, 2005 compared to $26,356, or 1.41% of total loans outstanding, at December 31, 2004. Net charge-offs for the three months ended March 31, 2005 were $1,783, or 0.39% (annualized) of average loans outstanding, compared to net charge-offs of $1,000, or 0.20% (annualized) of average loans outstanding, for the same period in 2004. Charge-offs were made in accordance with the Company’s standard policy.

The allowance for loan losses as a percentage of non-performing loans (“coverage ratio”) was 85.8% at March 31, 2005, compared to 87.4% at December 31, 2004. Although used as a general indicator, the coverage ratio is not a primary factor in the determination of the appropriateness of the allowance by management, particularly given the extent to which the Company’s non-performing loans consist of single-family residential mortgage loans and that $6,738 of non-performing loans are guaranteed by the government. The allowance for loan losses as a percentage of non-performing loans, excluding the $6,738 of non-performing loans that are guaranteed by the government, was 110.5% at March 31, 2005 compared to 115.3%, excluding the $7,294 of non-performing loans that are guaranteed by the government, at December 31, 2004.

As of March 31, 2005, the aircraft portfolio of $93,527 represented 5.1% of the total loan portfolio compared to $106,845, or 5.7% of the total loan portfolio, at December 31, 2004. The aircraft portfolio consisted of $64,644 of non-jet aircraft and values of non-jet aircrafts have historically been more stable than jet aircrafts. The remainder of the portfolio consists of loans secured by jets. These loans are predominately to businesses that use their planes as a business tool and not actually within the aircraft industry, i.e. charters or flight schools, thus reducing the Bank’s exposure to the aircraft industry as a whole. The Company no longer originates aircraft loans and closed its aircraft lending centers during 2004.

Comparison of March 31, 2005 and December 31, 2004 Financial Condition

Total assets were $2.52 billion at March 31, 2005, a decrease of $54,893 from December 31, 2004.

Total securities decreased by $2,414, or 0.5%, to $456,322 from December 31, 2004. Substantially all principal payments received on the securities portfolio during the first quarter of 2005 were re-invested in mortgage-backed securities. The Company’s general investment strategy is to manage the portfolio to include rate sensitive assets, matched against interest sensitive liabilities to reduce interest rate risk. In recognition of this strategy, as well as to provide a secondary source of liquidity to accommodate loan demand and possible deposit withdrawals, the Company has chosen to classify the majority of its securities as available-for-sale. At March 31, 2005, 99.6% of the total securities portfolio, excluding FHLB stock, was classified as available-for-sale, while those securities that the Company intends to hold to maturity represented the remaining 0.4%. Management periodically reviews the securities portfolio for possible impairment. Management believes that the unrealized losses at March 31, 2005 on securities available for sale are temporary in nature and due primarily to changes in interest rates and not a result of credit related issues. Management believes that the Company has the ability to hold securities with unrealized losses to maturity or until such time as the unrealized losses reverse.

Total loans, excluding loans held for sale, decreased $52,001 to $1.82 billion at March 31, 2005 from $1.87 billion at December 31, 2004. This decrease was primarily attributed to the expected repayment of a single commercial loan with an outstanding balance of $26,968, a $13,318 decline in aircraft loans due to the Company no longer originating this type of loan and a decrease of $6,155 in indirect consumer loans.

Total deposits decreased $15,419, or 0.8%, to $1.83 billion at March 31, 2005 from $1.84 billion at December 31, 2004. Non-interest bearing demand deposits decreased by $21,132, primarily attributed to business accounts, and interest bearing demand deposits decreased by $16,598. These decreases were partially offset by a $21,017 increase in time deposits, attributed to increases in brokered deposits, and a $3,862 increase in money market deposits. Management maintains an overall strategy to raise lower cost core deposits as funding sources with less emphasis on retaining rate sensitive balances.

Short-term borrowings, which include sweep repurchase agreements and federal funds purchased, increased by $24,158 to $55,834 at March 31, 2005, compared to $31,676 at December 31, 2004. Other borrowings decreased by $64,740 to $277,338 at March 31, 2005 compared to $342,078 at December 31, 2004. The decline in other borrowings resulted primarily from a decrease in overnight borrowings of $32,325 and the scheduled repayment of a $30,000 FHLB advance.

Critical Accounting Policies

The Company follows financial accounting and reporting policies that are in accordance with generally accepted accounting principles in the United States of America. These policies are presented in Note 1 to the consolidated audited financial statements in Unizan Financial Corp.’s annual report on Form 10-K, as amended, for the year ended December 31, 2004. Some of these accounting policies, as discussed below, are considered to be critical accounting policies. Critical accounting policies are those policies that require management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. The Company has identified two accounting policies that are critical accounting policies and an understanding of these policies is necessary to understand the financial statements. These policies relate to determining the appropriateness of the allowance for loan losses and the valuation of the MSR. Additional information regarding these policies is included in the sections captioned “Provision for Loan Losses” and “Non-Interest Income,” respectively.

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

The Company’s principal source of funds to satisfy short-term liquidity needs comes from cash, due from banks, federal funds sold and borrowing capabilities through the FHLB, Federal Reserve Bank primary credit as well as other sources. Changes in the balance of cash and due from banks are due to changes in volumes of federal funds sold, and the float and reserves related to deposit accounts, which may fluctuate significantly on a day-to-day basis. As of March 31, 2005, cash, due from banks, federal funds sold and interest bearing deposits with banks totaled $58,496 compared with $59,196 at December 31, 2004. The securities portfolio serves as an additional source of liquidity for the Company. Securities with a market value of $418,091 were classified as available-for-sale as of March 31, 2005, representing 99.6% of the total securities portfolio. Classification of securities as available-for-sale provides for flexibility in managing net interest margin, interest rate risk, and liquidity. Securities with a market value of $290,569 at March 31, 2005 were pledged to secure public funds and other obligations.

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

Shareholders’ equity at March 31, 2005 was $312,870, compared to shareholders’ equity at December 31, 2004 of $311,925, an increase of $945. This increase was primarily the result of the retention of earnings after payment of dividends, offset in part by increases in unrealized losses on available-for-sale securities.

Under the risk-based capital guidelines, a minimum capital to risk-weighted assets ratio of 8.0% is required, of which, at least 4.0% must consist of Tier 1 capital (equity capital net of goodwill). Additionally, a minimum leverage ratio (Tier 1 capital to total assets) of 3.0% must be maintained. At March 31, 2005, the Company had a total risk-based capital ratio of 13.5%, of which 12.3% consisted of Tier 1 capital. The leverage ratio for the Company at March 31, 2005, was 9.5%.

Cash dividends declared and paid to shareholders of the Company totaled $2,982, or $0.135 per share, during the first three months of 2005. This compares to dividends of $2,935, or $0.135 per share, for the same period in 2004.

At March 31, 2005, the Company (parent only) had $12,843 of cash and cash equivalents. The Company’s ability to obtain additional funds for the payment of dividends and for other cash requirements is largely dependent on the amount of dividends which may be declared by the Bank and other subsidiaries. However, the Federal Reserve Board expects the Company to serve as a source of strength to its subsidiary Bank, which may require the Company to retain capital for further investment in its subsidiary bank, rather than pay dividends to shareholders. Payment of dividends by the Bank may be restricted at any time at the discretion of its applicable regulatory authorities, if they deem such dividends to constitute an unsafe and/or unsound banking practice. These provisions could have the effect of limiting the Company’s ability to pay dividends on its common shares. Presently, based on an understanding between the Company and its primary regulator, any dividend payment or repurchase of common stock by the Company requires the prior approval of such primary regulator.

In addition, bank regulators limit the amount of dividends a subsidiary bank can declare in any calendar year without obtaining prior approval. Banks must have the approval of its regulatory authority if a dividend in any year would cause the total dividends for that year to exceed the sum of the Bank’s current year’s “net profits” (or net income, less dividends declared during the period based on regulatory accounting principles) and the retained net profits for the preceding two years, less required transfers to surplus. As of March 31, 2005, $9,752 was available to pay as dividends to the holding company. Dividends in excess of this amount require regulatory approval prior to being paid.

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

One of the most significant assumptions is the assignment of deposit balances without a stated maturity date to specific time frames. Since these deposits are subject to withdrawal on demand, and have rates that can be changed at any time, they could be considered immediately repriceable and assigned to the shortest maturity, resulting in a significant level of liability sensitivity. However, actual practice indicates that balances are withdrawn and replaced over a much longer time frame, and rates are modified less frequently and in smaller increments than changes which occur in financial market rates. Prior to March 31, 2005, the Company used an estimated average decay rate to approximate deposit behavior over the simulation time horizon. Commencing with the March 31, 2005 analyses, decay rates have been developed based on a statistical analysis of historical deposit behavior.

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

At March 31, 2005, assuming an immediate, parallel 100 basis point shift in market yields, the Company’s net interest income for the next twelve months was calculated to decrease by 2.84% if rates decline and to increase by 2.14% if rates increase. At December 31, 2004, assuming an immediate, parallel 100 basis point shift in market yields, the Company’s net interest income for the next twelve months was calculated to decrease by 1.78% if rates declined and to increase by 1.21% if rates increased. Since interest rates on deposit products are very low, the Company would not realize any significant future benefit from lower rates, but could see a continuing decrease in earning asset rates. The net present value of equity is defined as the difference between the present value of the Company’s assets and liabilities. In general, the present value of fixed rate financial instruments declines as market rates increase and increases as rates fall. Using the yield scenario defined above, the net present value of equity was forecasted to decline in a rising rate environment and to rise in a falling rate scenario.

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

The Company has interest rate swaps on which it pays fixed rates and receives variable rates that were executed to convert a variable rate borrowing to a fixed rate to reduce the risk of increased interest expense in a rising rate environment. Such swaps at March 31, 2005, which had a total notional amount of $15,000, were recorded at a fair value of ($1,120) with changes recognized in other comprehensive income. For the three months ended March 31, 2005, $273 was recognized in interest expense related to these interest rate swaps compared with $415 for the same period in 2004.

Also, the Company has a program that provides long-term fixed rate loans to commercial borrowers without the Company incurring interest rate risk by executing simultaneous interest rate swaps. Each swap under this program has been structured to have the same amortization and rate reset schedule as its underlying loan, which results in an effective fair value hedge. At March 31, 2005, the notional value of swaps in this program totaled $30,408 at a fair value of $559. Changes in the market value of these swaps and the underlying loans are included in earnings. For the three months ended March 31, 2005, $141 was recognized as a reduction in interest income related to these interest rate swaps compared with $99 for the same period in 2004.

The Company also has a notional balance of $3,000 of options on the S & P 500 which offsets the equivalent risk of certificate of deposit liabilities that have a return contractually linked to the index. The options and the embedded derivative had a fair value of $153 at March 31, 2005.

Item 4:

CONTROLS AND PROCEDURES

Management is responsible for establishing and maintaining effective disclosure controls and procedures as defined under Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. As of the end of the period covered by this quarterly report, an evaluation of the effectiveness and design and operation of the Company’s disclosure controls and procedures was performed under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer. Based on this evaluation, management concluded the Company’s disclosure controls and procedures as of March 31, 2005, were effective in ensuring material information required to be disclosed in this Quarterly Report on Form 10-Q was recorded, processed, summarized, and reported on a timely basis. Additionally, there were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended March 31, 2005 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

As reported in the Company’s annual report on Form 10-K, as amended, for the year ended December 31, 2004, management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004 based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in “Internal Control – Integrated Framework” and determined that the Company did not maintain effective control over financial reporting due to material weaknesses identified in general computer controls. A variety of procedural improvements were implemented throughout the fourth quarter of 2004; however, because some were not fully implemented until December 17, 2004, this did not allow for adequate testing time to determine such weaknesses were remediated and the controls were effective at December 31, 2004. Testing of these improvements was performed during the first quarter of 2005 and the weaknesses were determined to be remediated and the controls effective at March 30, 2005.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 2. Changes in Securities and Use of Proceeds

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Number of Shares that May Yet Be Purchased Under the Plan
January 1, 2005 – January 31, 2005	3,700	25.48	—
February 1, 2005 – February 28, 2005	2,379	24.05	—
March 1, 2005 – March 31, 2005	1,444	25.21	—

Total	7,523	24.98	—

The above shares were purchased from shareholders selling less than 500 shares and participate in the Company’s Dividend Reinvestment Plan. In addition to the above share purchases, a total of 19,331 of treasury shares were issued in connection with stock option activity and 7,561 of treasury shares were issued in connection with the Company’s Dividend Reinvestment and Stock Purchase Plan during the first quarter of 2005.

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

Exhibit 31.1 — Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Roger L. Mann, President and Chief Executive Officer

Exhibit 31.2 — Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Kim M. Taylor, Chief Financial Officer

Exhibit 32.1 — Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Roger L. Mann, President and Chief Executive Officer

Exhibit 32.2 — Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Kim M. Taylor, Chief Financial Officer

(b) Reports on Form 8-K filed during the quarter ended March 31, 2005:

Report on Form 8-K dated January 24, 2005 announcing that Unizan Financial Corp. intends to record an other-than-temporary impairment charge in the quarter ending December 31, 2004 related to perpetual preferred stock issued by FNMA and FHLMC.

Report on Form 8-K dated February 16, 2005 announcing that Unizan Financial Corp. had entered into a severance agreement with Kim M. Taylor, Chief Financial Officer of Unizan Bank, National Association.

Report on Form 8-K dated February 18, 2005 reporting earnings for the quarter and year ended December 31, 2004.

Report on Form 8-K dated March 11, 2005 announcing the declaration of a quarterly cash dividend of $0.135 per common share.

Report on Form 8-K dated March 23, 2005 announcing the retirement of Louis V. Bockius III from the Company’s Board of Directors in accordance with its code of regulations.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Unizan Financial Corp. (Registrant)

Date May 5, 2005	/s/ ROGER L. MANN
Roger L. Mann
President and Chief Executive Officer

Date May 5, 2005	/s/ KIM M. TAYLOR
Kim M. Taylor
Chief Financial Officer