Form 10-Q
period 2005-06-30
UNIZAN FINANCIAL CORP
filed 2005-08-09
CIK 746481

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☒    No  ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

Class	Outstanding as of July 31, 2005
Common Stock, $1.00 Stated Value	22,119,706

INDEX

UNIZAN FINANCIAL CORP.

Unizan Financial Corp.

CONSOLIDATED BALANCE SHEETS

(Unaudited, except December 31, 2004) (In thousands except share and per share data)	June 30, 2005	December 31, 2004
ASSETS
Cash and cash equivalents	$55,965	$52,057
Federal funds sold	—	—
Interest bearing deposits with banks	6,040	7,139
Securities held-to-maturity, (Fair value: $1,581 and $1,881, respectively)	1,502	1,779
Securities available-for-sale, at fair value	422,979	420,787
Federal Home Loan Bank stock, at cost	37,016	36,170
Loans originated and held for sale	3,988	1,256
Loans:
Commercial, financial and agricultural	225,747	268,339
Aircraft	83,342	106,845
Commercial real estate	597,409	607,470
Residential real estate	431,219	439,866
Consumer	442,003	450,617

Total loans	1,779,720	1,873,137
Less allowance for loan losses	(25,273)	(26,356)

Net loans	1,754,447	1,846,781
Premises and equipment, net	21,818	22,226
Goodwill	91,971	91,971
Other intangible assets	14,190	15,473
Bank owned life insurance	56,187	55,038
Accrued interest receivable and other assets	22,034	22,157

Total Assets	$2,488,137	$2,572,834

LIABILITIES
Deposits:
Noninterest bearing deposits	$213,026	$231,004
Interest bearing deposits	1,615,977	1,609,722

Total deposits	1,829,003	1,840,726
Short-term borrowings	60,625	31,676
Other borrowings	235,017	342,078
Subordinated note	20,619	20,619
Accrued taxes, expenses and other liabilities	25,698	25,810

Total Liabilities	2,170,962	2,260,909

SHAREHOLDERS’ EQUITY
Common stock ($1.00 stated value, 100,000,000 shares authorized and 22,123,069 shares issued)	22,123	22,123
Additional paid-in capital	220,537	220,741
Retained earnings	78,423	74,854
Stock held by deferred compensation plan, 123,732 and 128,400 shares at cost	(2,189)	(2,279)
Treasury stock, 3,687 and 43,956 shares at cost	(92)	(1,137)
Accumulated other comprehensive loss	(1,627)	(2,377)

Total Shareholders’ Equity	317,175	311,925

Total Liabilities and Shareholders’ Equity	$2,488,137	$2,572,834

See Notes to the Consolidated Financial Statements

Unizan Financial Corp.

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited) (In thousands except share and per share data)	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Interest income:
Interest and fees on loans:
Taxable	$27,455	$27,537	$54,320	$55,179
Tax exempt	23	36	47	68
Interest and dividends on securities
Taxable	3,699	3,765	7,066	7,886
Tax exempt	503	504	1,004	980
Interest on bank deposits and federal funds sold	95	13	166	21

Total interest income	31,775	31,855	62,603	64,134

Interest expense:
Interest on deposits	10,762	8,816	20,682	17,966
Interest on subordinated note	521	504	1,010	1,009
Interest on borrowings	3,425	3,862	7,071	7,694

Total interest expense	14,708	13,182	28,763	26,669

Net interest income	17,067	18,673	33,840	37,465
Provision for loan losses	1,429	2,950	2,724	3,950

Net interest income after provision for loan losses	15,638	15,723	31,116	33,515

Other income:
Trust, financial planning, brokerage and insurance sales	2,332	2,050	4,579	4,003
Customer service fees	1,713	1,848	3,292	3,692
Gains on sale of loans	1,069	686	2,256	1,931
Security gains, net	—	181	—	252
Merchant services income	380	434	803	880
Income on bank owned life insurance	580	575	1,149	1,248
Other operating income	990	1,410	1,989	2,192

Total other income	7,064	7,184	14,068	14,198

Other expenses:
Salaries, wages, pension and benefits	7,617	10,494	15,605	23,268
Occupancy expense	831	795	1,739	1,662
Furniture and equipment expense	486	572	989	1,106
Data processing expense	646	948	1,327	1,852
Taxes other than income taxes	687	610	1,366	1,240
Other intangible amortization expense	634	811	1,283	1,636
Other operating expense	4,642	4,304	9,381	9,184

Total other expenses	15,543	18,534	31,690	39,948

Income before income taxes	7,159	4,373	13,494	7,765
Provision for income taxes	2,156	1,242	3,958	2,222

Net income	$5,003	$3,131	$9,536	$5,543

Earnings per share:
Basic	$0.23	$0.14	$0.43	$0.25
Diluted	$0.23	$0.14	$0.43	$0.25

Dividends per share	$0.135	$0.135	$0.27	$0.27

Weighted average shares outstanding:
Basic	22,104,216	21,771,251	22,096,549	21,752,270
Diluted	22,225,063	21,989,444	22,212,560	21,980,896

See Notes to the Consolidated Financial Statements

Unizan Financial Corp.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited) (In thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Net Income	$5,003	$3,131	$9,536	$5,543

Unrealized holding gains (losses) on available-for-sale securities	3,125	(7,808)	825	(4,278)
Reclassification adjustment for gains on securities included in net income	—	(181)	—	(252)

Net	3,125	(7,989)	825	(4,530)

Unrealized gains/(losses) on cash flow hedges	(451)	905	(56)	230
Reclassification adjustment for losses on cash flow hedges included in net income	112	416	385	831

Net	(339)	1,321	329	1,061

Total	2,786	(6,668)	1,154	(3,469)
Tax benefit	(975)	2,334	(404)	1,214

Other comprehensive income (loss), net of tax	1,811	(4,334)	750	(2,255)

Comprehensive income/(loss)	$6,814	$(1,203)	$10,286	$3,288

See Notes to the Consolidated Financial Statements

Unizan Financial Corp.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited) (In thousands)	Six months ended June 30,
	2005	2004
Cash flows from operating activities:
Net income	$9,536	$5,543
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	4,551	4,659
Provision for loan losses	2,724	3,950
Net securities gains	—	(252)
Loans originated for resale	(40,764)	(38,589)
Proceeds from sale of loan originations	40,288	40,822
Gains on sale of loans	(2,256)	(1,931)
Federal Home Loan Bank stock dividend	(846)	(694)
Net increase in bank owned life insurance	(1,149)	(1,248)
Changes in:
Interest receivable	35	968
Interest payable	366	(763)
Other assets and liabilities, net	(487)	1,988

Net cash from operating activities	11,998	14,453

Cash flows from investing activities:
Net change in interest bearing deposits with banks	1,099	(3,504)
Proceeds from sales of securities available-for-sale	—	39,305
Proceeds from maturities of securities held-to-maturity	269	579
Proceeds from maturities of securities available-for-sale	48,021	50,657
Purchases of securities available-for-sale	(50,779)	(30,191)
Net decrease (increase) in loans made to customers	88,803	(2,308)
Proceeds from sale of residential real estate loans from portfolio	—	7,341
Purchases of premises and equipment	(755)	(174)

Net cash from investing activities	86,658	61,705

Cash flows from financing activities:
Net change in deposits	(11,700)	(108,555)
Cash dividends paid	(5,967)	(5,872)
Treasury stock sales	1,029	12,787
Treasury stock purchases	(188)	(10,977)
Net change in stock held in deferred compensation plan	90	(23)
Net change in short-term borrowings	28,949	(3,488)
Net increase (decrease) in Federal Home Loan Bank overnight borrowings	(39,425)	36,585
Proceeds from other borrowings	—	54,585
Repayment of other borrowings	(67,536)	(25,964)

Net cash from financing activities	(94,748)	(50,922)

Net change in cash and cash equivalents	3,908	25,236
Cash and cash equivalents at beginning of year	52,057	59,622

Cash and cash equivalents at end of period	$55,965	$84,858

Supplemental cash flow disclosures:
Income taxes paid	$2,740	$1,650
Interest paid	28,498	27,410
Non cash transfers:
Transfer of loans to other assets owned	1,752	3,507

See the Notes to the Consolidated Financial Statements

UNIZAN FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2005 (Unaudited)

(In thousands, except per share data)

The consolidated financial statements for interim periods are unaudited; however, in the opinion of management of Unizan Financial Corp. (“Company”), the accompanying consolidated financial statements contain all material adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position and results of operations and cash flows for the periods presented. The unaudited financial statements are presented in accordance with the requirements of Form 10-Q and do not include all disclosures normally required by accounting principles generally accepted in the United States of America. Reference should be made to the Company’s consolidated financial statements and notes thereto included in the Company’s annual report on Form 10-K, as amended, for the year ended December 31, 2004 for additional disclosures, including a summary of the Company’s accounting policies. The results of operations for the three and six month periods ended June 30, 2005 are not necessarily indicative of the results to be expected for the full year.

1)	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation: The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany transactions and accounts have been eliminated in consolidation. Unless otherwise indicated, dollars are in thousands except per share data. Certain reclassifications have been made to the 2004 information to conform with the 2005 information.

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

Stock Options: Employee compensation expense for stock options is reported using the intrinsic value method. All options granted had an exercise price equal to or greater than the market price of the underlying common stock at the date of grant. Any tax benefit realized by the Company from the exercise of non-qualified stock options is added to paid-in-capital. During the three month and six month periods ended June 30, 2004, an expense of $1,427 and $5,065, respectively, was recognized in connection with the settlement of certain options. No similar expense was recorded in the periods ended June 30, 2005. The following table illustrates the effect on net income and earnings per share if expense was measured using the fair value method of SFAS No. 123, Accounting for Stock-Based Compensation:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Net income, as reported	$5,003	$3,131	$9,536	$5,543
Deduct: Stock based compensation expense determined under fair value based method	18	—	107	15

Pro forma net income	$4,985	$3,131	$9,429	$5,528

Earnings per share, as reported:
Basic	$0.23	$0.14	$0.43	$0.25
Diluted	$0.23	$0.14	$0.43	$0.25
Pro forma earnings per share:
Basic	$0.23	$0.14	$0.43	$0.25
Diluted	$0.22	$0.14	$0.43	$0.25

For purposes of providing the pro forma disclosures required under SFAS No. 123, the fair values of the stock options granted were estimated at the date of grant using a Black-Scholes option pricing model. The weighted average assumptions used in the option pricing model and resulting fair values at the grant dates for options granted during the six months ended June 30, 2005 and 2004 were as follows:

	2005	2004
Nonqualified Stock Options- Immediate Vesting
Number of shares	18,000	19,000
Exercise Price	$25.11	$26.37
Fair Value	$6.88	$1.20
Risk-free interest rate	3.74%	1.02%
Expected dividend yield	2.15%	2.90%
Expected option life (years)	5.00	0.67
Expected volatility	31.80%	16.00%

Nonqualified Stock Options- Delayed Vesting
Number of shares	79,800	—
Exercise Price	$24.77	N/A
Fair Value	$6.77	N/A
Risk-free interest rate	3.74%	N/A
Expected dividend yield	2.18%	N/A
Expected option life (years)	5.00	N/A
Expected volatility	31.90%	N/A

The nonqualified stock options with delayed vesting granted in 2005 will vest immediately if the pending merger with Huntington closes.

The following summarizes the number of options outstanding at June 30, 2005 and activity during the six months then ended for the Company’s various stock incentive plans:

	1987 Plan	1997 Plan	BFOH Plan	Total
Outstanding, December 31, 2004	7,184	342,257	238,333	587,774
Granted	—	97,800	—	97,800
Exercised	—	(14,809)	(18,429)	(33,238)
Forfeited	—	(1,417)	(904)	(2,321)

Outstanding, June 30, 2005	7,184	423,831	219,000	650,015

Exercisable at June 30, 2005	7,184	344,031	219,000	570,214

2)	PENDING MERGER

On January 27, 2004, Huntington Bancshares Incorporated (“Huntington”), a $33 billion regional bank holding company headquartered in Columbus, Ohio, and the Company announced the signing of a definitive agreement to merge the two organizations. Under terms of the agreement, the Company’s shareholders will receive 1.1424 shares of Huntington common stock, on a tax-free basis, for each share of the Company. The merger was unanimously approved by both boards and has also been approved by the Company’s shareholders. During the first six months of 2004, the Company recorded $2,026 of expense for merger-related professional fees and severance accruals. Minimal amounts of merger-related expense were incurred in the first six months of 2005.

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

On June 2, 2005, Huntington announced that the SEC approved the settlement of its formal investigation. The resolution of the SEC investigation is separate and distinct from the formal banking regulatory written agreements announced March 1, 2005 with the Federal Reserve Bank of Cleveland and the Office of the Comptroller of the Currency, which remain in effect until terminated by the banking regulators. Huntington intends to resubmit its application for regulatory approval of the merger with the Company once all of the regulatory concerns have been resolved. No assurances, however, can be provided as to the ultimate timing or outcome of these matters.

3)	COMPUTATION OF EARNINGS PER SHARE

The computation of earnings per share follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands except per share data)	2005	2004	2005	2004
Weighted average common shares outstanding – basic	22,104	21,771	22,097	21,752
Dilutive effect due to stock incentive plans	121	218	116	229

Weighted average common shares outstanding adjusted for dilutive common stock equivalents	22,225	21,989	22,213	21,981

Net income	$5,003	$3,131	$9,536	$5,543

Basic earnings per share	$0.23	$0.14	$0.43	$0.25

Diluted earnings per share	$0.23	$0.14	$0.43	$0.25

Stock options for 17,000 and 36,026 shares of common stock were not considered in computing diluted earnings per common share for June 30, 2005 and 2004, respectively, because they were antidilutive.

4)	SECURITIES

The amortized cost and fair value of available-for-sale securities were as follows:

	June 30, 2005
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities available-for-sale:
U.S. Treasury securities	$1,005	$—	$(26)	$979
Obligations of states and political subdivisions	43,218	1,410	(26)	44,602
Mortgage-backed and related securities	365,841	940	(4,115)	362,666
Other securities	13,967	765	—	14,732

Total securities available-for-sale	$424,031	$3,115	$(4,167)	$422,979

	December 31, 2004
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities available-for-sale:
U.S. Treasury securities	$1,006	$—	$(23)	$983
Obligations of states and political subdivisions	43,265	1,240	(46)	44,459
Mortgage-backed and related securities	364,458	906	(3,954)	361,410
Other securities	13,935	—	—	13,935

Total securities available-for-sale	$422,664	$2,146	$(4,023)	$420,787

Other securities at June 30, 2005 and December 31, 2004 included of adjustable rate preferred stock issued by FNMA and FHLMC with a redemption value and an original amortized cost of $10,500. At December 31, 2004, these securities had estimated fair values totaling $7,150 and the Company determined that the decline in fair values of these securities was other than temporary. As a result, an impairment charge of $3,350 was recorded and a new cost basis of $7,150 was established for these securities. At June 30, 2005, the estimated fair values of these securities totaled $7,915.

Securities with a market value of $318,453 at June 30, 2005 were pledged to secure public funds and other obligations.

Available-for-sale securities with unrealized losses at June 30, 2005 not recognized in income were as follows:

	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
US Treasury securities	$—	$—	$979	$26	$979	$26
Obligations of state and political subdivisions	1,607	2	849	24	2,456	26
Mortgage-backed and related securities	126,174	809	169,876	3,306	296,050	4,115

Total temporarily impaired securities	$127,781	$811	$171,704	$3,356	$299,485	$4,167

Management believes the unrealized losses on these securities are temporary in nature. Management also believes that the issuers have the ability to re-pay their obligations and the Company has both the intent and ability to hold these securities for the time necessary to recover their amortized cost. Mortgage-backed and related securities with unrealized losses not recognized in income of 12 months or longer include twenty-three GNMA, FNMA or FHLMC issued collateralized mortgage obligations and ten FNMA or FHLMC mortgage pass-through securities. All of these securities are currently paying principal and interest monthly and have final maturity dates ranging from June 2008 to February 2026. In total, the amount of the unrealized loss is approximately 1.9% of the carrying value and ranges from 0.2% to 3.9% on an individual security basis.

5)	LOANS

Impaired loans were as follows:

	June 30, 2005	December 31, 2004
Loans with no allowance for loan loss allocated	$6,511	$6,871
Loans with allowance for loan loss allocated	6,838	6,043
Amount of allowance allocated	2,549	2,221

At June 30, 2005 and December 31, 2004 the government guaranteed portions of government guaranteed impaired loans were $6,483 and $7,294, respectively. These amounts were not included in the impaired loan balances in the table above. All impaired loans were included in non-performing loans which were as follows:

	June 30, 2005	December 31, 2004
Loans past due over 90 days and still accruing	$387	$1,856
Nonaccrual loans	30,341	28,294

6)	ALLOWANCE FOR LOAN LOSSES

An analysis of activity in the allowance for loan losses follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Balance at beginning of period	$25,868	$24,611	$26,356	$24,611
Provision charged to expense	1,429	2,950	2,724	3,950
Loans charged off	(3,164)	(3,372)	(5,723)	(5,055)
Recoveries on loans previously charged off	1,140	733	1,916	1,416

Balance at end of period	$25,273	$24,922	$25,273	$24,922

7)	BORROWINGS

Information concerning short-term borrowings, which consisted of federal funds purchased and securities sold under agreements to repurchase, follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Balance at end of period	$60,625	$52,925	$60,625	$52,925
Average balance outstanding during period	62,400	53,636	57,110	57,511
Maximum amount outstanding as of any month end during period	62,717	55,378	62,717	67,487
Weighted average interest rate during period	2.30%	0.66%	2.12%	0.66%

Federal Home Loan Bank (FHLB) advances and other borrowings were as follows:

	June 30, 2005		December 31, 2004
	Amount	Average Rate	Amount	Average Rate
FHLB advances	$156,573	4.88%	$261,549	3.80%
Term repurchase agreements	45,000	5.44	45,000	5.44
Line of credit with financial institution	33,000	4.13	35,000	3.25
Capital leases	309	6.82	369	6.75
Subordinated term notes	135	4.91	160	4.71

	$235,017		$342,078

At June 30, 2005, FHLB advances outstanding consisted of the following:

Maturity	Weighted Average Interest Rate	Amount
Within 1 year	4.61%	$50,314
1 year thru 2 years	5.00	27,063
2 years thru 3 years	5.37	28,536
3 years thru 4 years	5.10	15,000
4 years thru 5 years	—	—
More than 5 years	4.71	35,660

Total	4.88%	$156,573

FHLB advances must be secured by eligible collateral as specified by the FHLB. Accordingly, the Company has a blanket pledge of its one-to-four family residential mortgages, multi-family, commercial real estate and home equity loans held in the loan portfolio as collateral for the advances outstanding at June 30, 2005 with a required minimum ratio of collateral to advances of 135%. Also, the Company has an investment in FHLB stock of $37,016 at June 30, 2005 of which approximately $7,800 is pledged as collateral for outstanding advances. FHLB advances consist of a combination of fixed and variable rate advances. Variable rate advances can be paid off, in part or in full, on any interest reset date without penalty. Fixed rate advances are generally subject to early prepayment fees approximately equal to the present value of the lost cash flow to the FHLB.

At June 30, 2005, the Company had a line of credit of $35,000 (which was increased to $40,000 in July 2005) from a financial institution that is used for liquidity purposes and to facilitate additional investment in subsidiaries. The line of credit is secured by common stock of Unizan Bank, National Association (the “Bank”) and matures in January 2006. The total outstanding balance at June 30, 2005 was $33,000. The interest on each draw is variable and is priced off the Federal Funds Rate plus 1.00% per annum and is paid quarterly.

At June 30, 2005, the Company had $45,000 in term repurchase agreements with Salomon Brothers, Inc. under which the Company sold mortgage-backed and related securities classified as available-for-sale with a fair value of $48,856 at June 30, 2005. The repurchase agreements mature in April 2008 ($10,000) and June 2008 ($35,000). Also, such repurchase agreements are callable at the option of the counter-party. The securities are held at Salomon Brothers, Inc. and will be returned to the Company at maturity.

8)	DIVIDEND RESTRICTIONS

Banking regulations require maintaining certain capital levels and may limit the amount of dividends paid by the Bank to the Company or by the Company to its shareholders. Currently, the payment of any dividend by the Company requires the prior approval of its primary regulator based on an understanding between the Company and such primary regulator.

9)	SEGMENT REPORTING

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

Three months ended June 30, 2005:	Community Banking	Investment and Funds Management	Parent and Other	Total
Net interest income (expense)	$17,897	$6	$(836)	$17,067
Provision for loan losses	1,429	—	—	1,429
Non-interest income	4,715	2,334	15	7,064
Non-interest expense	13,632	1,328	583	15,543
Income tax expense (benefit)	2,301	346	(491)	2,156

Net income (loss)	$5,250	$666	$(913)	$5,003

Three months ended June 30, 2004:	Community Banking	Investment and Funds Management	Parent and Other	Total
Net interest income (expense)	$19,365	$6	$(698)	$18,673
Provision for loan losses	2,950	—	—	2,950
Non-interest income	5,134	2,050	—	7,184
Non-interest expense	15,542	1,819	1,173	18,534
Income tax expense (benefit)	1,856	82	(696)	1,242

Net income (loss)	$4,151	$155	$(1,175)	$3,131

Six months ended June 30, 2005:	Community Banking	Investment and Funds Management	Parent and Other	Total
Net interest income (expense)	$35,437	$11	$(1,608)	$33,840
Provision for loan losses	2,724	—	—	2,724
Non-interest income	9,457	4,581	30	14,068
Non-interest expense	27,647	2,636	1,407	31,690
Income tax expense (benefit)	4,333	668	(1,043)	3,958

Net income (loss)	$10,190	$1,288	$(1,942)	$9,536

Six months ended June 30, 2004:	Community Banking	Investment and Funds Management	Parent and Other	Total
Net interest income (expense)	$38,842	$10	$(1,387)	$37,465
Provision for loan losses	3,950	—	—	3,950
Non-interest income	10,192	4,006	—	14,198
Non-interest expense	32,249	3,279	4,420	39,948
Income tax expense (benefit)	4,204	254	(2,236)	2,222

Net income (loss)	$8,631	$483	$(3,571)	$5,543

10)	LEGAL MATTERS

In May 2005, a Class Action Compliant was filed against more than 50 banks and financial institutions, including the Bank. The plaintiffs allege that they were induced to make fraudulent investments in two entities and that the checks they wrote for the investments were drawn on some of the defendant banks and financial institutions and deposited with other defendant banks and financial institutions. With respect to the Bank, plaintiffs allege that the checks deposited with the Bank were not endorsed by an authorized agent of the payee and were not deposited into accounts that were authorized by the payee. The claims against the Bank are for 1) fraud; 2) conversion; 3) negligence; 4) failure to act with ordinary care (UCC); 5) breach of duty of good faith (UCC); 6) conversion (UCC); and money had and received. Plaintiffs are seeking compensatory damages from the Bank in the amount of $4 million, plus punitive damages. This case is in the initial stages and the Company intends to vigorously defend this matter. No provision for loss has been recorded for this pending matter.

ITEM 2:

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

UNIZAN FINANCIAL CORP.

For a comprehensive understanding of the Company’s financial condition and performance, this discussion should be considered in conjunction with the Company’s Consolidated Financial Statements, accompanying notes, and other information contained elsewhere herein.

This discussion contains forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995 that involves risks and uncertainties. Although the Company believes that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate, and therefore, there can be no assurance that the forward-looking statements included herein will prove to be accurate. Factors that could cause actual results to differ from the results discussed in the forward-looking statements include, but are not limited to: economic conditions (both generally and more specifically in the markets in which the Company and its subsidiaries operate); competition for the Company’s customers from other providers of financial services; government legislation and regulation (which changes from time to time); changes in interest rates; pre-payments of loans and securities; material unforeseen changes in the liquidity, results of operations, or financial position of the Company’s customers; and completion of the pending merger with Huntington, all of which are difficult to predict and many of which are beyond the control of the Company.

Overview

The reported results of the Company primarily reflect the operations of the Company’s bank subsidiaries, Unizan Bank, National Association and Unizan Financial Services Group, National Association. The Company’s results of operations are dependent on a variety of factors, including the general interest rate environment, competitive conditions in the industry, governmental policies and regulations and conditions in the markets for financial assets. Like most financial institutions, the primary contributor to the Company’s income is net interest income, which is defined as the difference between the interest the Company earns on interest-earning assets, such as loans and securities, and the interest the Company pays on interest-bearing liabilities, such as deposits and borrowings. The Company’s operations are also affected by non-interest income, such as checking account and trust fees and gains from sales of loans. The Company’s principal operating expenses, aside from interest expense, consist of salaries and employee benefits, occupancy costs, and other general and administrative expenses.

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

Unizan Financial Corp.

Average Balance Sheet and Related Yields

	Three Months Ended June 30,						Six Months Ended June 30,
	2005			2004			2005			2004
(dollars in thousands)	Average Balance	Income/ Expense	Rate (1)	Average Balance	Income/ Expense	Rate (1)	Average Balance	Income/ Expense	Rate (1)	Average Balance	Income/ Expense	Rate (1)
Interest-earning assets
Interest bearing deposits and federal funds sold	$16,094	$95	2.37%	$6,070	$13	0.86%	$15,088	$166	2.22%	$5,233	$21	0.81%
Securities	455,670	4,473	3.94	499,151	4,541	3.66	451,013	8,611	3.85	504,989	9,394	3.74
Total loans (2)	1,797,618	27,490	6.13	1,964,587	27,587	5.65	1,814,064	54,392	6.05	1,967,838	55,274	5.65

Total interest-earning assets (3)	2,269,382	32,058	5.67	2,469,808	32,141	5.23	2,280,165	63,169	5.59	2,478,060	64,689	5.25

Nonearning assets:
Cash and due from banks	50,686			59,132			49,794			58,242
Other nonearning assets	202,895			208,677			203,972			209,261
Allowance for loan losses	(25,532)			(24,411)			(25,842)			(24,517)

Total assets	$2,497,431			$2,713,206			$2,508,089			$2,721,046

Interest bearing liabilities:
Demand deposits	$198,356	$356	0.72%	$246,903	$320	0.52%	$203,597	$692	0.69%	$252,599	$689	0.55%
Savings and money market deposits	529,377	2,931	2.22	504,393	1,201	0.96	524,741	5,436	2.09	518,118	2,497	0.97
Time deposits	883,203	7,475	3.39	919,995	7,295	3.19	877,133	14,554	3.35	937,930	14,780	3.17

Total deposits	1,610,936	10,762	2.68	1,671,291	8,816	2.02	1,605,471	20,682	2.60	1,708,647	17,966	2.11

Subordinated note	20,619	521	10.13	20,619	504	9.83	20,619	1,010	9.88	20,619	1,009	9.84
Other borrowings	315,438	3,425	4.36	466,646	3,862	3.33	328,023	7,071	4.35	444,820	7,694	3.48

Total interest bearing liabilities	1,946,993	14,708	3.03	2,158,556	13,182	2.46	1,954,113	28,763	2.97	2,174,086	26,669	2.47

Noninterest bearing liabilities:
Demand deposits	211,818			224,644			214,500			216,674
Other liabilities	22,242			24,104			23,791			24,271
Shareholders’ equity	316,378			305,902			315,685			306,015

Total liabilities and equity	$2,497,431			$2,713,206			$2,508,089			$2,721,046

Net interest income and interest rate spread (3)		$17,350	2.64%		$18,959	2.77%		$34,406	2.62%		$38,020	2.78%

Net interest margin (4)			3.07%			3.09%			3.04%			3.09%

(1)	Calculated on an annualized basis.
(2)	Loan fees are included in interest income on loans.
(3)	Interest income is computed on a fully tax equivalent (FTE) basis, using a tax rate of 35%.
(4)	The net interest margin represents net interest income as a percentage of average interest-earning assets.

Comparison of Operating Results For The Three Months Ended June 30, 2005 and 2004

Net Income. Net income for the second quarter of 2005 was $5,003, or $0.23 per diluted share. This compares with net income of $3,131, or $0.14 per diluted share for the second quarter of 2004. During the second quarter of 2004, salary expense of $1,427 pre-tax, or $928 after-tax, was recognized in connection with the exercise of certain stock options and $823 pre-tax, or $577 after-tax, of expense was recognized for merger-related professional fees and severance accruals. The salary charge and merger-related expenses impacted net income by $0.07 per diluted share for the second quarter of 2004. During the second quarter of 2005, net interest income decreased by 8.6% while non-interest income, excluding security gains, increased by 0.9% and non-interest expense decreased by 16.1%, as compared to the same period in 2004. The net interest margin decreased to 3.07% for the second quarter of 2005, compared to 3.09% for the same period in 2004. The decrease in the net interest margin was primarily due to the cost of interest-bearing liabilities increasing faster than yields on earning assets. The Company’s return on average assets and return on average equity increased to 0.80% and 6.34%, respectively, in the second quarter of 2005, compared to 0.46% and 4.12%, respectively, for the second quarter of 2004.

Interest Income. Total interest income decreased 0.3% to $31,775 for the three months ended June 30, 2005, compared to $31,855 for the second quarter of 2004. This decrease was attributed to a $200.4 million, or 8.1%, decrease in average interest earning assets more than offsetting a 44 basis point increase in yields on interest-earning assets as compared to the year ago period.

The Company’s yield on average loans was 6.13% for the three months ended June 30, 2005 compared to 5.65% for the year ago period. The increase in the yield on loans was primarily due to increases in short term market rates over the past twelve months. Also, yields on the securities portfolio increased from 3.66% during the second quarter of 2004 to 3.94% during the second quarter of 2005, also benefiting from increases in market interest rates.

Interest Expense. Total interest expense increased 11.6% to $14,708 for the three months ended June 30, 2005, compared to $13,182 for the three months ended June 30, 2004. The Company’s cost of interest-bearing liabilities increased to 3.03% in the three months ended June 30, 2005 compared to 2.46% in the same period of 2004. The increase in the cost of funds also resulted from higher market short term rates affecting the rates paid on all deposit products as well as the cost of shorter term borrowings. The average cost on interest bearing deposits increased from 2.02% to 2.68% while the cost of other borrowings increased from 3.33% for the second quarter of 2004 to 4.36% for the second quarter of 2005.

Provision for Loan Losses. The provision for loan losses is the expense necessary to maintain an allowance for loan losses at an appropriate level to absorb management’s estimate of probable losses incurred in the loan portfolio. The evaluation of the allowance for loan losses takes into consideration such factors as current period net charge-offs that are charged against the allowance and a review of general economic conditions and uncertainties. The provision for loan losses was $1,429 for the three months ended June 30, 2005, compared to $2,950 in the second quarter of 2004. This decrease was primarily due to continued declines in the loan portfolio as well as a decrease in net charge-offs. Loan balances declined by $39.5 million during the three months ended June 30, 2005 compared to $12.9 million during the three months ended June 30, 2004 while net charge-offs were $2,024 in the 2005 period as compared to $2,639 in 2004. Charge-offs were made in accordance with the Company’s standard policy. The provision for loan losses was considered sufficient by management for maintaining an appropriate allowance for loan losses. Additional information regarding the allowance for loan losses and non-performing assets is included in the section captioned “Asset Quality.”

Management analyzes the appropriateness of the allowance for loan losses regularly through reviews of historical loan loss experience, the nature and volume of the portfolio, information about specific borrower situations and estimated collateral values, economic conditions, and other factors. The allowance for loan losses is an estimate that is particularly susceptible to significant changes in the near term and is established through a provision for loan losses based on management’s evaluation of the risk in the Company’s loan portfolio and the general economy. Loan losses are charged against the allowance when the uncollectibility of a loan balance is confirmed. Management believes that the allowance for loan losses was appropriate at June 30, 2005.

Non-Interest Income. Total non-interest income decreased by $120, to $7,064 for the three months ended June 30, 2005, compared to $7,184 for the three months ended June 30, 2004.

Trust, brokerage and insurance sales income increased by $282, or 13.8%, to $2,332 in the second quarter of 2005 from $2,050 in the second quarter of 2004. Brokerage and insurance sales revenue increased by $349 primarily due to more favorable market conditions and increased sales efforts, including the hiring and licensing of additional brokers, while trust income declined by $67 primarily as a result of lower balances of assets under management.

Customer service fees, representing service charges on deposits and fees for other banking services, decreased by $135, or 7.3%, to $1,713 in the second quarter of 2005 from $1,848 in the second quarter of 2004. The decrease was mainly attributed to changes in consumer behavior, particularly with respect to increased utilization of electronic and other means for payment transactions, as well as increases in earnings credits which offset business account service charges.

Gains on sales of loans totaled $1,069 for the second quarter of 2005 compared to $686 for the same period in 2004. During the second quarter of 2005, the Company sold $11,046 of the guaranteed portion of its SBA (“Small Business Association”) and other government guaranteed loan originations in the secondary market compared to $4,444 during the second quarter of 2004, realizing gains of $944 in 2005 and $480 in 2004. Second quarter 2004 gains from the sale of the guaranteed portion of SBA loans were impacted by the temporary suspension of and limitations placed on the 7(a) loan program during the first quarter of 2004. Also, in the second quarter of 2005, the Company sold $12,308 of residential loans originated for sale compared to $15,926 during the same period in 2004, realizing gains of $125 in 2005 and $206 in 2004. The trend of mortgage refinancing has slowed as fewer borrowers benefit from refinancing and, as a result, fees associated with the mortgage related business have declined.

The Company intends to continue to place emphasis on its small business lending activities. The nature of the political climate in Washington D.C. has consistently subjected many existing government programs to much scrutiny and possible cutbacks. While the Company believes that any future cutbacks could negatively affect its activities in SBA lending programs as well as any planned expansion of such activities, it has successfully managed through previous imposed changes.

No net security gains were realized in the second quarter of 2005 as compared to $181 of net gains in the second quarter of 2004. The gains in the second quarter of 2004 related to the sale of the Company’s $40,000 trust preferred securities portfolio as the Company decided not to hold trust preferred securities as an investment in order to reduce its credit exposure.

Merchant service fees decreased $54 to $380 in the three months ended June 30, 2005 from $434 for the year ago quarter primarily as a result of a reduction in sales efforts due to the pending merger.

Income on bank owned life insurance (BOLI) of $580 was relatively the same in the second quarter of 2005 as compared to $575 for same period a year ago. BOLI income for the third quarter of 2005 is expected to increase approximately $400 as a result of additional earnings from death benefit claims.

Other income decreased by $420, or 29.8%, to $990 for the second quarter of 2005 from $1,410 in the second quarter of 2004. The decrease in other operating income was mainly attributed to a recovery in 2004 of previously recognized impairment charges on the mortgage servicing right (“MSR”) portfolio. During the second quarter of 2004, a recovery of $314 of previously recognized impairment charges was recorded. No similar recovery was recognized in the second quarter of 2005. The value of the MSR portfolio is analyzed quarterly by considering critical assumptions for pre-payment speeds, the targeted investor yield to a buyer of MSR’s, and float on escrows. Market interest rates are an external factor that can have a material influence on this valuation process, as interest rates influence pre-payment speeds and targeted investor yield. At June 30, 2005 the recorded book value of MSR’s and aggregate estimated fair value was $1,260 and $1,684, respectively. Future impairment could be realized if pre-payment speeds increase beyond the assumption rates. If rates continue to rise and pre-payment activity slows, the value of the servicing rights should be positively impacted.

Non-Interest Expense. Total non-interest expense decreased $2,991 to $15,543 in the three months ended June 30, 2005, compared to $18,534 in the three months ended June 30, 2004. Excluding the salary expense of $1,427 recognized in relation to the exercise of certain stock options and $823 of expense recognized for merger-related professional fees and severance accruals, total non-interest expense decreased $741, or 4.6%.

Salaries, wages and benefits decreased to $7,617 for the three months ended June 30, 2005 compared to $8,642 for the same period in 2004, excluding expenses of $1,427 related to the exercise of certain stock options and $425 for merger related severance accruals recognized in 2004. This decrease was mainly attributed to staffing levels which have declined from 695 full time equivalent employees at June 30, 2004 to 615 at June 30, 2005.

Occupancy expense increased by $36 to $831 in the 2005 quarter from $795 in 2004. This increase was attributed to higher maintenance costs.

Furniture and equipment expense decreased by $86 to $486 in the three months ended June 30, 2005 from $572 in year ago quarter. This decrease was mainly attributed to lower depreciation expense as many new equipment purchases have been delayed due to the pending merger.

Data processing expense decreased by $302 to $646 in the three months ended June 30, 2005 from $948 in the year ago quarter. This decrease was also mainly attributed to lower depreciation and amortization expense as many new equipment and software purchases have been delayed due to the pending merger.

Taxes other than income taxes, which are primarily based on net worth levels, increased by $77 to $687 in the second quarter of 2005 from $610 in the second quarter of 2004. This increase resulted primarily from higher capital levels within the Company’s bank subsidiary.

Other intangible amortization expense decreased to $634 in the second quarter of 2005 from $811 in the same period a year ago. This decrease resulted from a decline in scheduled amortization rates.

Excluding merger-related professional fees of $398 in 2004, other non-interest expenses increased $736, to $4,642 during the second quarter of 2005 compared to $3,906 in the second quarter of 2004. The increase was mainly due to a $1,157 increase in legal, accounting and other professional fees from $475 in the second quarter of 2004 to $1,632 in the second quarter of 2005. Higher expenses in the second quarter of 2005 were primarily attributed to filling staffing vacancies, outsourcing certain functions that were previously performed internally, and activities associated with reviewing, implementing and maintaining controls in accordance with provisions of Section 404 of the Sarbanes Oxley Act of 2004. This increase was offset, in part, by an $82 decrease in electronic banking related expenses, an $83 decrease in telecommunications expense and a $93 decrease in losses on sales of other real estate owned.

Provision for Income Taxes. The Company’s provision for federal income taxes was $2,156, or 30.1% of pre-tax income, for the three months ended June 30, 2005 compared to $1,242, or 28.4% of pre-tax income, for the same period in 2004. The effective tax rate differed from the federal statutory rate principally as a result of tax-exempt income from obligations of states and political subdivisions and earnings on bank owned life insurance. Such tax exempt income represented a lower relative portion of pre-tax earnings in the second quarter of 2005 as compared to 2004, thus resulting in a higher effective tax rate.

Comparison of Operating Results For The Six Months Ended June 30, 2005 and 2004

Net Income. Net income for the six months ended June 30, 2005 was $9,536, or $0.43 per diluted share. This compares with net income of $5,543, or $0.25 per diluted share for the same period in 2004. During the first six months of 2004, salary expense of $5,065 pre-tax, or $3,292 after-tax, was recognized in connection with the exercise of certain stock options and $2,026 pre-tax, or $1,521 after-tax, of expense was recognized for merger-related professional fees and severance accruals. The salary charge and merger-related expenses impacted net income by $0.22 per diluted share for the first six months of 2004. During the first six months of 2005, net interest income decreased by 9.7% while non-interest income, excluding securities gains, increased by 0.9% and non-interest expense decreased by 20.7% as compared to the same period in 2004. The net interest margin decreased to 3.04% for the first six months of 2005, compared to 3.09% for the same period in 2004. The decrease in the net interest margin was primarily due to the cost of interest-bearing liabilities increasing faster than yields on earning assets. The Company’s return on average assets and return on average equity increased to 0.77% and 6.09%, respectively, for the six months ended June 30, 2005, compared to 0.41% and 3.64%, respectively, for the same period in 2004.

Interest Income. Total interest income decreased 2.4% to $62,603 for the six months ended June 30, 2005, compared to $64,134 for the same period in 2004. This decrease was primarily attributed to a $197.9 million, or 8.0%, decrease in average interest earning assets, offset in part by a 34 basis point increase in yields on interest-earning assets as compared to the year ago period.

The Company’s yield on average loans was 6.05% for the six months ended June 30, 2005 compared to 5.65% for the year ago period. The increase in the yield on loans was primarily due to increases in short term market rates over the past twelve months. Also, yields on the securities portfolio increased from 3.74% during the first six months of 2004 to 3.85% during the first six months of 2005, also benefiting from increases in market interest rates.

Interest Expense. Total interest expense increased 7.9% to $28,763 for the six months ended June 30, 2005, compared to $26,669 for the six months ended June 30, 2004. The Company’s cost of interest-bearing liabilities increased to 2.97% for the six months ended June 30, 2005 compared to 2.47% for the same period of 2004. The increase in the cost of funds was also a result of higher short term market rates affecting the rates paid on all deposit products as well as the cost of short term borrowings. The average cost on interest bearing deposits increased from 2.11% to 2.60% while the cost of other borrowings increased from 3.48% for the first six months of 2004 to 4.35% for the first six months of 2005.

Provision for Loan Losses. The provision for loan losses was $2,724 for the six months ended June 30, 2005, compared to $3,950 for the same period of 2004. This decrease was mainly due to a decline in loan balances. During the first six months of 2005, total loans decreased by $90,685 as compared to $10,128 in the year ago period. Net charge-offs for the six months ended June 30, 2005 were $3,807 compared to $3,639 for the same period in 2004.

Non-Interest Income. Total non-interest income decreased by $130, to $14,068 for the six months ended June 30, 2005, compared to $14,198 for the six months ended June 30, 2004.

Trust, brokerage and insurance sales income increased by $576, or 14.4%, to $4,579 for the six months ended June 30, 2005 from $4,003 in the same period of 2004. Brokerage and insurance sales revenue increased by $471 primarily due to the hiring and licensing of additional brokers and more favorable market conditions while trust revenues increased by $105.

Customer service fees, representing service charges on deposits and fees for other banking services, decreased by $400, or 10.8%, to $3,292 in the first six months of 2005 from $3,692 for the same period of 2004. The decrease was mainly attributed to changes in consumer behavior as well as increases in earnings credits which offset business account service charges, previously discussed.

Gains on sales of loans totaled $2,256 for the six months ended June 30, 2005 compared to $1,931 for the same period in 2005. During 2004, the Company sold $21,721 of the guaranteed portion of its SBA and other government guaranteed loan originations in the secondary market compared to $12,190 during the same period in 2004, realizing gains of $2,101 in 2005 and $1,277 in 2004. Also, in 2005, the Company sold $16,311 of residential loans originated for sale compared to $26,399 during the same period in 2004, realizing gains of $155 in 2005 and $395 in 2004. Increases in interest rates over the past year have slowed the rate of mortgage refinancing activity and, as a result, fees associated with the mortgage related business have declined. In addition, in 2004, the Company sold $7,082 of loans from the residential loan portfolio realizing gains of $259. No similar portfolio sales occurred in 2005.

Merchant service fees decreased $77 to $803 for the six months ended June 30, 2005 from $880 for the year ago period primarily as a result of a reduction in sales efforts due to the pending merger.

Income on BOLI decreased to $1,149 for the six months ended June 30, 2005 from $1,248 for the same period in 2004 primarily as a result of lower earnings rates which generally lag changes in market interest rates.

Other operating income decreased by $203, or 9.3%, to $1,989 for the six months ended June 30, 2005 from $2,192 in the same period of 2004. The decrease in other operating income was mainly attributed to a $191 net recovery during 2004 in previously recognized impairment charges on the MSR portfolio, as previously discussed.

Non-Interest Expense. Total non-interest expense decreased $8,258 to $31,690 for the six months ended June 30, 2005, compared to $39,948 for the six months ended June 30, 2004. Excluding salary expense of $5,065 recognized in connection with the exercise of certain stock options and $2,026 of expense recognized for merger-related professional fees and severance accruals, total non-interest expense decreased $1,167, or 3.6%.

Salaries, wages and benefits decreased to $15,605 for the six months ended June 30, 2005 compared to $17,778 for the same period in 2004, excluding expenses of $5,065 related to the exercise of certain stock options and $425 for merger related severance accruals recognized in 2004. This decrease was mainly attributed to declines in staffing levels, discussed previously.

Occupancy expense increased by $77 to $1,739 for the six months ended June 30, 2005 from $1,662 for the same period in 2004. This increase was mainly attributed to higher maintenance costs.

Furniture and equipment expense decreased by $117 to $989 for the six months ended June 30, 2005 from $1,106 for year ago period. This decrease was mainly attributed to lower depreciation expense as many new equipment purchases have been delayed due to the pending merger.

Data processing expense decreased by $525 to $1,327 for the six months ended June 30, 2005 from $1,852 for the same period a year ago. This decrease was also mainly attributed to lower depreciation and amortization expense as many new equipment and software purchases have been delayed due to the pending merger.

Taxes, other than income taxes, for the six months ended June 30, 2005 were $1,366 compared with $1,240 for the same period in 2004. This increase resulted primarily from higher capital levels within the Company’s bank subsidiary.

Other intangible amortization expense decreased to $1,283 for the six months ended June 30, 2005 from $1,636 for the same period a year ago. This decrease resulted from a decline in scheduled amortization rates.

Excluding merger-related professional fees of $1,601 in 2004, other non-interest expenses increased $1,798, to $9,381 during the first six months of 2005 compared to $7,583 in 2004. The increase was mainly due to a $2,024 increase in legal, accounting and other professional fees from $915 for the first six months of 2004 to $2,939 for the six months ended June 30, 2005. Higher expenses in 2005 were primarily attributed to filling staffing vacancies, outsourcing certain functions that were previously performed internally, and activities associated with reviewing, implementing and maintaining controls in accordance with provisions of Section 404 of the Sarbanes Oxley Act of 2004. This increase was offset, in part, by a $212 decrease in losses on sales of other assets owned, primarily other real estate owned, and a $107 decrease in electronic banking related expenses.

Provision for Income Taxes. The Company’s provision for federal income taxes was $3,958, or 29.3% of pre-tax income, for the six months ended June 30, 2005 compared to $2,222, or 28.6% of pre-tax income, for the same period in 2004.

Asset Quality

Non-performing Assets. To maintain the loan portfolio’s level of credit risk at an appropriate level, management sets underwriting standards and internal lending limits and provides for proper diversification of the portfolio by placing constraints on the concentration of credits within the portfolio. In assessing the level of credit risk within the loan portfolio, management utilizes a formal loan review process to monitor, review, and consider relevant factors in evaluating specific credits in determining the appropriateness of the allowance for loan losses. The Company formally documents its evaluation of the appropriateness of the allowance for loan losses on a quarterly basis and the evaluation is approved by its board of directors.

Failure to receive principal and interest payments when due on a loan results in efforts by the Company to restore such loan to current status. Loans are classified as non-accrual when, in the opinion of management, full collection of principal and accrued interest in accordance with the contractual terms of the loan is in doubt. Continued unsuccessful collection efforts generally lead to initiation of foreclosure or other legal proceedings. Property acquired by the Company as a result of foreclosure, or by deed in lieu of foreclosure, is classified as “other assets owned” until such time as it is sold or otherwise disposed of. The Company owned $2,133 of such property at June 30, 2005 compared to $2,612 at December 31, 2004.

Non-performing loans totaled $30,728, or 1.72% of total loans, at June 30, 2005, compared to $30,150, or 1.61% of total loans, at December 31, 2004. Non-performing assets totaled $32,861, or 1.84% of loans and other assets owned at June 30, 2005, compared to $32,762, or 1.75%, at December 31, 2004. Non-performing loans consisted of $10,860 of residential mortgage and home equity loans, $3,284 of commercial loans, $5,255 of commercial real estate loans, $2,734 of aircraft loans, $8,559 of SBA and other government guaranteed loans, of which $6,483 was guaranteed by the government, and $36 of other consumer loans. Non-performing loans, excluding the portion of such loans guaranteed by the government ($6,483 at June 30, 2005; $7,294 at December 31, 2004), totaled $24,245, or 1.36% of total loans, at June 30, 2005 compared to $22,856, or 1.22% of total loans, at December 31, 2004. Many of the SBA loans are collateralized by real estate which must be liquidated prior to receiving the guaranteed principal portion of the loan balance from the SBA. Also impacting non-performing loan levels are delinquency and bankruptcy trends in general. Residential delinquency trends are consistent with Ohio and national trends; bankruptcies have increased, and are a significant part of non-performing loans. While these factors have caused higher relative levels of delinquencies and non-performing assets, there continues to be little translation into losses. Management continues to remain cautious as the economic uncertainty extends into certain areas of the Company’s markets and high levels of bankruptcies continue. Management of the Company is not aware of any material amounts of loans outstanding, not disclosed in the tables below, for which there is significant uncertainty as to the ability of the borrower to comply with present payment terms.

The following is an analysis of the composition of non-performing assets and restructured loans:

	June 30, 2005	December 31, 2004
Non-accrual	$30,341	$28,294
Accruing loans 90 days or more past due	387	1,856

Total non-performing loans	30,728	30,150
Other assets owned and other non-performing assets	2,133	2,612

Total non-performing assets	$32,861	$32,762

Restructured loans	$5,302	$2,430

Non-performing loans to total loans	1.72%	1.61%
Non-performing assets to total assets	1.32%	1.27%
Non-performing assets to total loans plus other assets owned	1.84%	1.75%

Restructured loans at June 30, 2005 consisted of two loans. One such loan, with a balance of $2,356 at June 30, 2005, was initially restructured in May 1999. This loan performed in accordance with the restructured terms until its maturity date in May 2004 at which time the maturity date was extended to November 2005. Since that time, all required payments have been made in accordance with the extension agreement. The other restructured loan, with a balance of $2,946 at June 30, 2005, was modified in February 2005 to provide for a lower contractual interest rate and extension of the scheduled maturity date in return for the borrower / guarantors pledging additional collateral for the loan. Management does not anticipate any loss on this loan based on the value of the underlying collateral. These restructured loans were not included in non-performing assets.

As of June 30, 2005, impaired loans were $13,349 compared with $12,914 at December 31, 2004. Impaired loans exclude $6,483 and $7,294 at June 30, 2005 and December 31, 2004, respectively, which represents the government guaranteed portion of government guaranteed impaired loans. Commercial, commercial real estate and aircraft loans are classified as impaired if full collection of principal and interest in accordance with the terms of the loan documents is not probable. Impaired loans and non-performing loans have been considered in management’s analysis of the appropriateness of the allowance for loan losses.

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

The allowance for loan losses totaled $25,273, or 1.42% of total loans outstanding, at June 30, 2005 compared to $26,356, or 1.41% of total loans outstanding, at December 31, 2004. Net charge-offs for the three months and six months ended June 30, 2005 were $2,024 and $3,807, respectively, compared to $2,639 and $3,639, respectively, for the same periods in 2004. Annualized net charge-off as a percentage of average loans outstanding were 0.45% and 0.42%, respectively for the three month and six month periods ended June 30, 2005 compared to 0.54% and 0.37%, respectively, for the same periods in 2004. Charge-offs were made in accordance with the Company’s standard policy.

The allowance for loan losses as a percentage of non-performing loans (“coverage ratio”) was 82.2% at June 30, 2005, compared to 87.4% at December 31, 2004. Although used as a general indicator, the coverage ratio is not a primary factor in the determination of the appropriateness of the allowance by management, particularly given the extent to which the Company’s non-performing loans consist of single-family residential mortgage loans and that $6,483 of non-performing loans are guaranteed by the government. The allowance for loan losses as a percentage of non-performing loans, excluding the portion of such non-performing loans that are guaranteed by the government, was 104.2% at June 30, 2005 compared to 115.3% at December 31, 2004.

As of June 30, 2005, the aircraft portfolio of $83,342 represented 4.7% of the total loan portfolio compared to $106,845, or 5.7% of the total loan portfolio, at December 31, 2004. These loans are predominately to businesses that use their planes as a business tool and not actually within the aircraft industry, i.e. charters or flight schools, thus reducing the Bank’s exposure to the aircraft industry as a whole. The Company no longer originates aircraft loans and closed its aircraft lending centers during 2004.

Comparison of June 30, 2005 and December 31, 2004 Financial Condition

Total assets were $2.49 billion at June 30, 2005, a decrease of $84,697 from December 31, 2004.

Total securities increased by $2,761, or 0.6%, to $461,497 at June 30, 2005 from $458,736 at December 31, 2004. Substantially all principal payments received on the securities portfolio during the first six months of 2005 were re-invested in mortgage-backed securities. The Company’s general investment strategy is to manage the portfolio to include rate sensitive assets, matched against interest sensitive liabilities to reduce interest rate risk. In recognition of this strategy, as well as to provide a secondary source of liquidity to accommodate loan demand and possible deposit withdrawals, the Company has chosen to classify the majority of its securities as available-for-sale. At June 30, 2005, 99.6% of the total securities portfolio, excluding FHLB stock, was classified as available-for-sale, while those securities that the Company intends to hold to maturity represented the remaining 0.4%. Management periodically reviews the securities portfolio for possible impairment. Management believes that the gross unrealized losses of $4,167 at June 30, 2005 on securities available for sale are temporary in nature and due primarily to changes in interest rates and not a result of credit related issues. Management believes that the Company has the ability to hold securities with unrealized losses to maturity or until such time as the unrealized losses reverse.

Total loans, excluding loans held for sale, decreased $93,417 to $1.78 billion at June 30, 2005 from $1.87 billion at December 31, 2004. This decrease was primarily attributed to the expected repayment of a single commercial loan with an outstanding balance of $26,968, the full repayment of another single borrower relationship totaling $25,900, a $23,503 decline in aircraft loans due to the Company no longer originating this type of loan and a decrease of 10,222 in indirect consumer loans.

Total deposits decreased $11,723, or 0.6%, to $1.83 billion at June 30, 2005 from $1.84 billion at December 31, 2004. Non-interest bearing demand deposits decreased by $17,978, primarily attributed to business accounts, and interest bearing demand deposits decreased by $22,407. These decreases were partially offset by a $27,850 increase in time deposits, attributed to an increase in brokered deposits which totaled $72,895 at June 30, 2005 compared to $37,895 at December 31, 2005, and an $8,833 increase in money market deposits.

Short-term borrowings, which include sweep repurchase agreements and federal funds purchased, increased by $28,949 to $60,625 at June 30, 2005, compared to $31,676 at December 31, 2004. Other borrowings decreased by $107,061 to $235,017 at June 30, 2005 compared to $342,078 at December 31, 2004. The decline in other borrowings resulted primarily from a decrease in overnight borrowings of $39,425, the scheduled repayment of FHLB advances totaling $40,000 and the early repayment, without penalty, of a $25,000 variable rate FHLB advance.

Critical Accounting Policies

The Company follows financial accounting and reporting policies that are in accordance with generally accepted accounting principles in the United States of America. These policies are presented in Note 1 to the consolidated audited financial statements in Unizan Financial Corp.’s annual report on Form 10-K, as amended, for the year ended December 31, 2004. One of these accounting policies, as discussed below, is considered to be a critical accounting policy. Critical accounting policies are those policies that require management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. The Company has identified one accounting policy that is a critical accounting policy and an understanding of this policy is necessary to understand the financial statements. This policy relates to determining the appropriateness of the allowance for loan losses. Additional information regarding this policy is included in the section captioned “Provision for Loan Losses.”

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

The Company’s principal source of funds to satisfy short-term liquidity needs comes from cash, due from banks, federal funds sold and borrowing capabilities through the FHLB, Federal Reserve Bank primary credit as well as other sources. Changes in the balance of cash and due from banks are due to changes in volumes of federal funds sold, and the float and reserves related to deposit accounts, which may fluctuate significantly on a day-to-day basis. As of June 30, 2005, cash, due from banks, federal funds sold and interest bearing deposits with banks totaled $62,005 compared with $59,196 at December 31, 2004. The securities portfolio serves as an additional source of liquidity for the Company. Securities with a market value of $422,979 were classified as available-for-sale as of June 30, 2005, representing 99.6% of the total securities portfolio. Classification of securities as available-for-sale provides for flexibility in managing net interest margin, interest rate risk, and liquidity. Securities with a market value of $318,453 at June 30, 2005 were pledged to secure public funds and other obligations.

The Bank is a member of the FHLB. Membership provides an opportunity to control the Bank’s cost of funds by providing alternative funding sources, to provide flexibility in the management of interest rate risk through the wide range of available funding sources, to manage liquidity via immediate access to such funds, and to provide flexibility through utilization of customized funding products to fund various loan and investment products and strategies.

Shareholders’ equity at June 30, 2005 was $317,175, compared to $311,925 at December 31, 2004, an increase of $5,250. This increase was primarily the result of the retention of earnings after payment of dividends and a decrease in unrealized losses on available-for-sale securities.

Under the risk-based capital guidelines, a minimum capital to risk-weighted assets ratio of 8.0% is required, of which, at least 4.0% must consist of Tier 1 capital (equity capital net of goodwill). Additionally, a minimum leverage ratio (Tier 1 capital to total assets) of 3.0% must be maintained. At June 30, 2005, the Company had a total risk-based capital ratio of 14.0%, of which 12.8% consisted of Tier 1 capital. The leverage ratio for the Company at June 30, 2005, was 9.7%.

Cash dividends declared and paid to shareholders of the Company totaled $5,967, or $0.27 per share, during the first six months of 2005 compared to $5,872, or $0.27 per share, for the same period in 2004.

At June 30, 2005, the Company (parent only) had $15,995 of cash and cash equivalents. The Company’s ability to obtain additional funds for the payment of dividends and for other cash requirements is largely dependent on the amount of dividends which may be declared by the Bank and other subsidiaries. However, the Federal Reserve Board expects the Company to serve as a source of strength to its subsidiary Bank, which may require the Company to retain capital for further investment in its subsidiary bank, rather than pay dividends to shareholders. Payment of dividends by the Bank may be restricted at any time at the discretion of its applicable regulatory authorities, if they deem such dividends to constitute an unsafe and/or unsound banking practice. These provisions could have the effect of limiting the Company’s ability to pay dividends on its common shares. Presently, based on an understanding between the Company and its primary regulator, any dividend payment or repurchase of common stock by the Company requires the prior approval of such primary regulator.

In addition, bank regulators limit the amount of dividends a subsidiary bank can declare in any calendar year without obtaining prior approval. Banks must have the approval of its regulatory authority if a dividend in any year would cause the total dividends for that year to exceed the sum of the Bank’s current year’s “net profits” (or net income, less dividends declared during the period based on regulatory accounting principles) and the retained net profits for the preceding two years, less required transfers to surplus. As of June 30, 2005, $10,724 was available to pay as dividends to the holding company. Dividends in excess of this amount require regulatory approval prior to being paid.

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

One of the most significant assumptions is the assignment of deposit balances without a stated maturity date to specific time frames. Since these deposits are subject to withdrawal on demand, and have rates that can be changed at any time, they could be considered immediately repriceable and assigned to the shortest maturity, resulting in a significant level of liability sensitivity. However, actual experience indicates that balances are withdrawn and replaced over a much longer time frame, and rates are modified less frequently and in smaller increments than changes which occur in financial market rates. Prior to March 31, 2005, the Company used an estimated average decay rate to approximate deposit behavior over the simulation time horizon. Commencing with the March 31, 2005 analyses, decay rates have been developed based on a statistical analysis of historical deposit behavior.

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

At June 30, 2005, assuming an immediate, parallel 100 basis point shift in market yields, the Company’s net interest income for the next twelve months was calculated to decrease by 2.57% if rates decline and to increase by 1.88% if rates increase. At December 31, 2004, assuming an immediate, parallel 100 basis point shift in market yields, the Company’s net interest income for the next twelve months was calculated to decrease by 1.78% if rates declined and to increase by 1.21% if rates increased. Since interest rates on deposit products are very low, the Company would not realize any significant future benefit from lower rates, but could see a continuing decrease in earning asset rates. The net present value of equity is defined as the difference between the present value of the Company’s assets and liabilities. In general, the present value of fixed rate financial instruments declines as market rates increase and increases as rates fall. Using the yield scenario defined above, the net present value of equity was forecasted to decline in a rising rate environment and to rise in a falling rate scenario.

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

At June 30, 2005 the Company has an interest rate swap on which it pays a fixed rate and receives a variable rate that was executed to convert a variable rate borrowing to a fixed rate to reduce the risk of increased interest expense in a rising rate environment. Such swap, which had a total notional amount of $15,000, was recorded at its fair value of ($1,464) with changes recognized in other comprehensive income. For the three months and six months ended June 30, 2005, $112 and $385, respectively, was recognized in interest expense related to interest rate swaps compared with $416 and $831, respectively, for the same periods in 2004.

Also, the Company has a program that provides long-term fixed rate loans to commercial borrowers without the Company incurring interest rate risk by executing simultaneous interest rate swaps. Each swap under this program has been structured to have the same amortization and rate reset schedule as its underlying loan, which results in an effective fair value hedge. At June 30, 2005, the notional value of swaps in this program totaled $30,245 at a fair value of $(483). Changes in the market value of these swaps and the underlying loans are included in earnings. For the three months and six months ended June 30, 2005, $106 and $247, respectively, was recognized as a reduction in interest income related to these interest rate swaps compared with $106 and $205, respectively, for the same periods in 2004.

The Company also has a notional balance of $3,000 of options on the S & P 500 which offsets the equivalent risk of certificate of deposit liabilities that have a return contractually linked to the index. The options and the embedded derivative had a fair value of $136 at June 30, 2005.

Item 4:

CONTROLS AND PROCEDURES

Management is responsible for establishing and maintaining effective disclosure controls and procedures as defined under Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. As of the end of the period covered by this quarterly report, an evaluation of the effectiveness and design and operation of the Company’s disclosure controls and procedures was performed under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer. Based on this evaluation, management concluded the Company’s disclosure controls and procedures as of June 30, 2005, were effective in ensuring material information required to be disclosed in this Quarterly Report on Form 10-Q was recorded, processed, summarized, and reported on a timely basis. Additionally, there were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended June 30, 2005 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

In May 2005, a Class Action Compliant was filed against more than 50 banks and financial institutions, including Unizan Bank, National Association (“Bank”). The plaintiffs allege that they were induced to make fraudulent investments in two entities and that the checks they wrote for the investments were drawn on some of the defendant banks and financial institutions and deposited with other defendant banks and financial institutions. With respect to the Bank, plaintiffs allege that the checks deposited with the Bank were not endorsed by an authorized agent of the payee and were not deposited into accounts that were authorized by the payee. The claims against the Bank are for 1) fraud; 2) conversion; 3) negligence; 4) failure to act with ordinary care (UCC); 5) breach of duty of good faith (UCC); 6) conversion (UCC); and money had and received. Plaintiffs are seeking compensatory damages from the Bank in the amount of $4 million, plus punitive damages. This case is in the initial stages and the Company intends to vigorously defend this matter.

Item 2. Changes in Securities and Use of Proceeds

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Number of Shares that May Yet Be Purchased Under the Plan
April 1, 2005 – April 30, 2005	7	$25.15	—
May 1, 2004 – May 31, 2004	4	26.01	—
June 1, 2004 – June 30, 2004	5	26.31	—

Total	16	$25.72	—

The above shares were purchased from shareholders who participate in the Company’s Dividend Reinvestment Plan. In addition to the above share purchases, a total of 13,906 of treasury shares were issued in connection with stock option activity and 7,011 of treasury shares were issued in connection with the Company’s Dividend Reinvestment and Stock Purchase Plan during the second quarter of 2005.

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

Exhibit 31.1 — Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Roger L. Mann, President and Chief Executive Officer.

Exhibit 31.2 — Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Kim M. Taylor, Chief Financial Officer.

Exhibit 32.1 — Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Roger L. Mann, President and Chief Executive Officer.

Exhibit 32.2 — Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Kim M. Taylor, Chief Financial Officer.

(b) Reports on Form 8-K filed during the quarter ended June 30, 2005:

Report on Form 8-K dated April 26, 2005 reporting earnings for the quarter ended March 31, 2005.

Report on Form 8-K dated May 3, 2005 announcing the appointment of Kim M. Taylor as Chief Financial Officer of Unizan Financial Corp.

Report on Form 8-K dated June 8, 2005 announcing the declaration of a quarterly cash dividend of $0.135 per common share.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Unizan Financial Corp. (Registrant)

Date: August 5, 2005	/s/ ROGER L. MANN
Roger L. Mann
President and Chief Executive Officer

Date: August 5, 2005	/s/ KIM M. TAYLOR
Kim M. Taylor
Chief Financial Officer