Form 10-Q
period 2005-09-30
UNIZAN FINANCIAL CORP
filed 2005-11-08
CIK 746481

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

Class	Outstanding as of November 1, 2005
Common Stock, $1.00 Stated Value	22,172,570

INDEX

UNIZAN FINANCIAL CORP.

Unizan Financial Corp.

CONSOLIDATED BALANCE SHEETS

(Unaudited, except December 31, 2004; in thousands except share and per share data)	September 30, 2005	December 31, 2004
ASSETS
Cash and cash equivalents	$57,232	$52,057
Federal funds sold	—	—
Interest bearing deposits with banks	7,843	7,139
Securities held-to-maturity, (Fair value: $1,462 and $1,881, respectively)	1,398	1,779
Securities available-for-sale, at fair value	425,751	420,787
Federal Home Loan Bank stock, at cost	37,471	36,170
Loans originated and held for sale	2,385	1,256
Loans:
Commercial, financial and agricultural	220,980	268,339
Aircraft	76,440	106,845
Commercial real estate	593,322	607,470
Residential real estate	421,066	439,866
Consumer	435,618	450,617

Total loans	1,747,426	1,873,137
Less allowance for loan losses	(24,426)	(26,356)

Net loans	1,723,000	1,846,781
Premises and equipment, net	21,719	22,226
Goodwill	91,971	91,971
Other intangible assets	13,556	15,473
Bank owned life insurance	55,930	55,038
Accrued interest receivable and other assets	21,675	22,157

Total Assets	$2,459,931	$2,572,834

LIABILITIES
Deposits:
Non-interest bearing deposits	$219,659	$231,004
Interest-bearing deposits	1,570,671	1,609,722

Total deposits	1,790,330	1,840,726
Short-term borrowings	68,726	31,676
Other borrowings	233,948	342,078
Subordinated note	20,619	20,619
Accrued taxes, expenses and other liabilities	26,826	25,810

Total Liabilities	2,140,449	2,260,909

SHAREHOLDERS’ EQUITY
Common stock ($1.00 stated value, 100,000,000 shares authorized; issued - 22,172,479 and 22,123,069 shares, respectively)	22,173	22,123
Additional paid-in capital	221,570	220,741
Retained earnings	81,125	74,854
Stock held by deferred compensation plan, 123,732 and 128,400 shares, respectively, at cost	(2,183)	(2,279)
Treasury stock, 783 and 43,956 shares, respectively, at cost	(15)	(1,137)
Accumulated other comprehensive loss	(3,188)	(2,377)

Total Shareholders’ Equity	319,482	311,925

Total Liabilities and Shareholders’ Equity	$2,459,931	$2,572,834

See Notes to the Consolidated Financial Statements

Unizan Financial Corp.

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited; in thousands except share and per share data)	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Interest income:
Interest and fees on loans:
Taxable	$28,069	$26,658	$82,389	$81,837
Tax exempt	23	35	70	103
Interest and dividends on securities
Taxable	3,926	2,540	10,992	10,426
Tax exempt	494	500	1,498	1,480
Interest on bank deposits and federal funds sold	87	21	253	42

Total interest income	32,599	29,754	95,202	93,888

Interest expense:
Interest on deposits	11,658	9,058	32,340	27,024
Interest on subordinated note	504	505	1,514	1,514
Interest on borrowings	3,518	4,071	10,589	11,765

Total interest expense	15,680	13,634	44,443	40,303

Net interest income	16,919	16,120	50,759	53,585
Provision for loan losses	1,650	3,750	4,374	7,700

Net interest income after provision for loan losses	15,269	12,370	46,385	45,885
Other income:
Trust, financial planning, brokerage and insurance sales	1,964	1,793	6,543	5,796
Customer service fees	1,752	1,854	5,044	5,546
Gains on sale of loans	1,267	1,008	3,523	2,939
Security gains (losses), net	—	(60)	—	192
Gain on sale of merchant services agreements	800	—	800	—
Gain on sale of financial center	—	567	—	567
Merchant services income	423	501	1,226	1,381
Income on bank owned life insurance	1,410	581	2,559	1,829
Other operating income	1,050	977	3,039	3,169

Total other income	8,666	7,221	22,734	21,419

Other expenses:
Salaries, wages, pension and benefits	7,850	8,211	23,455	31,479
Occupancy expense	872	875	2,611	2,537
Furniture and equipment expense	516	521	1,505	1,627
Data processing expense	720	916	2,047	2,768
Taxes other than income taxes	659	557	2,025	1,797
Other intangible amortization expense	634	868	1,917	2,504
Other operating expense	4,898	3,735	14,279	12,919

Total other expenses	16,149	15,683	47,839	55,631

Income before income taxes	7,786	3,908	21,280	11,673
Provision for income taxes	2,091	1,029	6,049	3,251

Net income	$5,695	$2,879	$15,231	$8,422

Earnings per share:
Basic	$0.26	$0.13	$0.69	$0.39
Diluted	$0.26	$0.13	$0.69	$0.38

Dividends per share	$0.135	$0.135	$0.405	$0.405

Weighted average shares outstanding:
Basic	22,150,784	21,910,942	22,114,826	21,805,547
Diluted	22,263,301	22,052,059	22,229,672	22,005,003

See Notes to the Consolidated Financial Statements

Unizan Financial Corp.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited; in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Net Income	$5,695	$2,879	$15,231	$8,422
Unrealized holding gains (losses) on available-for-sale securities	(2,812)	4,431	(1,989)	153
Reclassification adjustment for losses (gains) on securities included in net income	—	60	—	(192)

Net	(2,812)	4,491	(1,989)	(39)

Unrealized gains/(losses) on cash flow hedges	312	(646)	258	(418)
Reclassification adjustment for losses on cash flow hedges included in net income	98	388	483	1,220

Net	410	(258)	741	802

Total	(2,402)	4,233	(1,248)	763
Tax benefit (expense)	841	(1,482)	437	(267)

Other comprehensive income (loss), net of tax	(1,561)	2,751	(811)	496

Comprehensive income	$4,134	$5,630	$14,420	$8,918

See Notes to the Consolidated Financial Statements

Unizan Financial Corp.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited; in thousands)	Nine months ended September 30,
	2005	2004
Cash flows from operating activities:
Net income	$15,231	$8,422
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	6,556	8,024
Provision for loan losses	4,374	7,700
Net securities gains	—	(192)
Gain from sale of financial center	—	(567)
Loans originated for resale	(68,481)	(60,093)
Proceeds from sale of loan originations	70,875	63,099
Gains on sale of loans	(3,523)	(2,939)
Federal Home Loan Bank stock dividend	(1,301)	(1,072)
Increase in cash surrender value of bank owned life insurance	(2,559)	(1,829)
Net change in interest receivable	512	1,191
Net change in interest payable	749	(362)
Net change in other assets and liabilities	3,046	2,768

Net cash from operating activities	25,479	24,150

Cash flows from investing activities:
Net change in interest bearing deposits with banks	(704)	(4,651)
Net change in federal funds sold	—	(1,815)
Proceeds from sales of securities available-for-sale	—	41,322
Proceeds from maturities of securities held-to-maturity	370	804
Proceeds from maturities of securities available-for-sale	76,880	76,424
Purchases of securities available-for-sale	(85,683)	(51,166)
Net decrease in loans made to customers	118,250	52,246
Proceeds from sale of residential real estate loans from portfolio	—	7,341
Purchases of premises and equipment	(1,250)	(223)

Net cash from investing activities	107,863	120,282

Cash flows from financing activities:
Net change in deposits	(50,370)	(142,647)
Proceeds from sale of financial center	—	(14,566)
Cash dividends paid	(8,960)	(8,844)
Issuance of common stock for stock options exercised	1,093	—
Treasury stock sales	1,097	18,598
Treasury stock purchases	(188)	(11,212)
Net change in stock held in deferred compensation plan	96	(97)
Net change in short-term borrowings	37,050	(5,180)
Net change in Federal Home Loan Bank overnight borrowings	(29,175)	69,535
Proceeds from other borrowings	—	124,585
Repayment of other borrowings	(78,810)	(171,253)

Net cash used by financing activities	(128,167)	(141,081)

Net change in cash and cash equivalents	5,175	3,351
Cash and cash equivalents at beginning of year	52,057	59,622

Cash and cash equivalents at end of period	$57,232	$62,973

Supplemental cash flow disclosures:
Income taxes paid	$5,630	$2,975
Interest paid	43,832	40,634
Non cash transfers – Transfer of loans to other assets owned	3,028	3,573

See the Notes to the Consolidated Financial Statements

UNIZAN FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2005 (Unaudited)

(In thousands, except share and per share data)

The consolidated financial statements for interim periods are unaudited; however, in the opinion of management of Unizan Financial Corp. (“Company”), the accompanying consolidated financial statements contain all material adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for the periods presented. The unaudited financial statements are presented in accordance with the requirements of Form 10-Q and do not include all disclosures normally required by accounting principles generally accepted in the United States of America. Reference should be made to the Company’s consolidated financial statements and notes thereto included in the Company’s annual report on Form 10-K, as amended, for the year ended December 31, 2004 for additional disclosures, including a summary of the Company’s accounting policies. The results of operations for the three and nine month periods ended September 30, 2005 are not necessarily indicative of the results to be expected for the full year.

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

Accounting Pronouncements: In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123-R”), which revises SFAS No. 123, “Accounting for Stock Based Compensation” and supersedes Accounting Principles Board Opinion No. 25 “Accounting for Stock Issued to Employees.” SFAS No. 123-R focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. This Statement requires an entity to recognize the cost of employee services received in share-based payment transactions and measure the cost on a grant-date fair value of the award. That cost will be recognized over the period during which an employee is required to provide service in exchange for the award. The effective date for the provisions of SFAS No. 123-R to be applied has been delayed and is now required for annual, rather than interim, periods that begin after June 15, 2005. The Company has not determined the methodology to be used when adopting this Statement.

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

Stock Options: Employee compensation expense for stock options is reported using the intrinsic value method. All options granted had an exercise price equal to or greater than the market price of the underlying common stock at the date of grant. Any tax benefit realized by the Company from the exercise of non-qualified stock options is added to paid-in-capital. During the nine month period ended September 30, 2004, an expense of $5,065 was recognized in connection with the settlement of certain options. No similar expense was recorded in the period ended September 30, 2005. The following table illustrates the effect on net income and earnings per share if expense was measured using the fair value method of SFAS No. 123, Accounting for Stock-Based Compensation:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Net income, as reported	$5,695	$2,879	$15,231	$8,422
Deduct: Stock based compensation expense determined under fair value based method	18	—	124	15

Pro forma net income	$5,677	$2,879	$15,107	$8,407

Earnings per share, as reported:
Basic	$0.26	$0.13	$0.69	$0.39
Diluted	$0.26	$0.13	$0.69	$0.38
Pro forma earnings per share:
Basic	$0.26	$0.13	$0.68	$0.39
Diluted	$0.25	$0.13	$0.68	$0.38

For purposes of providing the pro forma disclosures required under SFAS No. 123, the fair values of the stock options granted were estimated at the date of grant using a Black-Scholes option pricing model. The weighted average assumptions used in the option pricing model and resulting fair values at the grant dates for options granted during the nine months ended September 30, 2005 and 2004 were as follows:

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

The following summarizes the number of options outstanding at September 30, 2005 and activity during the nine months then ended for the Company’s various stock incentive plans:

	1987 Plan	1997 Plan	BFOH Plan	Total
Outstanding, December 31, 2004	7,184	342,257	238,333	587,774
Granted	—	97,800	—	97,800
Exercised	—	(17,976)	(64,882)	(82,858)
Forfeited	—	(1,417)	(904)	(2,321)

Outstanding, September 30, 2005	7,184	420,664	172,547	600,395

Average exercise price per share	$13.12	$19.08	$18.90	$18.96

Exercisable at September 30, 2005	7,184	340,864	172,547	520,595

2)	PENDING MERGER

On January 27, 2004, Huntington Bancshares Incorporated (“Huntington”), a $33 billion regional bank holding company headquartered in Columbus, Ohio, and the Company announced the signing of a definitive agreement to merge the two organizations. Under terms of the agreement, the Company’s shareholders will receive 1.1424 shares of Huntington common stock, on a tax-free basis, for each share of the Company. The merger was unanimously approved by both boards and has also been approved by the Company’s shareholders. During the first nine months of 2004, the Company recorded $2,502 of expense for merger-related professional fees and severance and benefit accruals. Minimal amounts of merger-related expense were incurred in the first nine months of 2005.

In June 2004, the Federal Reserve Board informed Huntington that it had extended its review period to coordinate further with the staff of the Securities and Exchange Commission (“SEC”) regarding the SEC’s ongoing formal investigation of Huntington and to complete its review of the Community Reinvestment Act aspects of the merger. In November 2004, Huntington announced that it expected to enter into formal supervisory agreements with its banking regulators, the Federal Reserve Board and the Office of the Comptroller of the Currency (“OCC”), providing for a comprehensive action plan designed to address its financial reporting and accounting policies, procedures and controls and its corporate governance practices and that it was withdrawing its regulatory applications for approval of the merger with the Company pending the resolution of these various matters. As a result, Huntington and the Company agreed to extend the expiration date of the definitive agreement from January 27, 2005 to January 27, 2006. On March 1, 2005, Huntington announced that it had entered into formal written agreements with its banking regulators, the Federal Reserve Bank of Cleveland (“FRB”) and the OCC, to provide for a comprehensive action plan to address the aforementioned issues.

On June 2, 2005, Huntington announced that the SEC approved the settlement of its formal investigation. On October 6, 2005, Huntington announced that the OCC lifted its formal written agreement dated February 28, 2005 with The Huntington National Bank. Although the FRB written agreements remain in effect, Huntington, after consultation with the FRB, filed the application to acquire the Company on October 24, 2005. No assurances, however, can be provided as to the ultimate timing or outcome of these matters.

3)	COMPUTATION OF EARNINGS PER SHARE

The computation of earnings per share follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Weighted average common shares outstanding – basic	22,150,784	21,910,942	22,114,826	21,805,547
Dilutive effect due to stock incentive plans	112,517	141,117	114,846	199,456

Weighted average common shares outstanding adjusted for dilutive common stock equivalents	22,263,301	22,052,059	22,229,672	22,005,003

Net income	$5,695	$2,879	$15,231	$8,422

Basic earnings per share	$0.26	$0.13	$0.69	$0.39

Diluted earnings per share	$0.26	$0.13	$0.69	$0.38

For the quarters ended September 30, 2005 and 2004, all stock options were dilutive.

4)	SECURITIES

The amortized cost and fair value of available-for-sale securities were as follows:

	September 30, 2005
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities available-for-sale:
U.S. Treasury securities	$1,004	$—	$(29)	$975
Obligations of states and political subdivisions	42,644	1,553	(100)	44,097
Mortgage-backed and related securities	372,000	428	(6,693)	365,735
Other securities	13,969	975	—	14,944

Total securities available-for-sale	$429,617	$2,956	$(6,822)	$425,751

	December 31, 2004
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities available-for-sale:
U.S. Treasury securities	$1,006	$—	$(23)	$983
Obligations of states and political subdivisions	43,265	1,240	(46)	44,459
Mortgage-backed and related securities	364,458	906	(3,954)	361,410
Other securities	13,935	—	—	13,935

Total securities available-for-sale	$422,664	$2,146	$(4,023)	$420,787

Other securities at September 30, 2005 and December 31, 2004 included adjustable rate preferred stock issued by FNMA and FHLMC with a redemption value and an original amortized cost of $10,500. At December 31, 2004, these securities had estimated fair values totaling $7,150 and the Company determined that the decline in fair values of these securities was other than temporary. As a result, an impairment charge of $3,350 was recorded and a new cost basis of $7,150 was established for these securities. At September 30, 2005, the estimated fair values of these securities totaled $8,125.

Securities with a market value of $336,232 at September 30, 2005 were pledged to secure public funds and other obligations.

Available-for-sale securities with unrealized losses at September 30, 2005 not recognized in income were as follows:

	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
US Treasury securities	$—	$—	$975	$29	$975	$29
Obligations of state and political subdivisions	8,801	67	1,181	33	9,982	100
Mortgage-backed and related securities	185,177	2,387	169,158	4,306	354,335	6,693

Total temporarily impaired securities	$193,978	$2,454	$171,314	$4,368	$365,292	$6,822

Management believes the unrealized losses on these securities are temporary in nature. Management also believes that the issuers have the ability to re-pay their obligations and the Company has both the intent and ability to hold these securities for the time necessary to recover their amortized cost. Mortgage-backed and related securities with unrealized losses not recognized in income of 12 months or longer include twenty-three GNMA, FNMA or FHLMC issued collateralized mortgage obligations and fifteen FNMA or FHLMC mortgage pass-through securities. All of these securities are currently paying principal and interest monthly and have final maturity dates ranging from June 2008 to February 2026. In total, the amount of the unrealized loss is approximately 2.5% of the carrying value and ranges from 0.3% to 4.3% on an individual security basis.

5)	LOANS

Impaired loans were as follows:

	September 30, 2005	December 31, 2004
Loans with no allowance for loan loss allocated	$6,906	$6,871
Loans with allowance for loan loss allocated	4,111	6,043
Amount of allowance allocated	1,592	2,221

At September 30, 2005 and December 31, 2004 the government guaranteed portions of government guaranteed impaired loans were $6,601 and $7,294, respectively. These amounts were not included in the impaired loan balances in the table above. All impaired loans were included in non-performing loans which were as follows:

	September 30, 2005	December 31, 2004
Loans past due over 90 days and still accruing	$6	$1,856
Nonaccrual loans	29,535	28,294

6)	ALLOWANCE FOR LOAN LOSSES

An analysis of activity in the allowance for loan losses follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Balance at beginning of period	$25,273	$24,922	$26,356	$24,611
Provision charged to expense	1,650	3,750	4,374	7,700
Loans charged off	(3,480)	(2,952)	(9,204)	(8,007)
Recoveries on loans previously charged off	983	667	2,900	2,083

Balance at end of period	$24,426	$26,387	$24,426	$26,387

7)	BORROWINGS

Information concerning short-term borrowings, which consisted of federal funds purchased and securities sold under agreements to repurchase, follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Balance at end of period	$68,726	$51,233	$68,726	$51,233
Average balance outstanding during period	68,451	53,825	60,932	56,273
Maximum amount outstanding as of any month end during period	69,382	53,003	69,382	67,487
Weighted average interest rate during period	3.40%	0.93%	2.60%	0.75%

Federal Home Loan Bank (FHLB) advances and other borrowings were as follows:

	September 30, 2005		December 31, 2004
	Amount	Average Rate	Amount	Average Rate
FHLB advances	$161,644	4.87%	$261,549	3.80%
Term repurchase agreements	45,000	5.44	45,000	5.44
Line of credit with financial institution	27,000	5.00	35,000	3.25
Capital leases	279	6.70	369	6.75
Subordinated term notes	25	3.25	160	4.71

	$233,948		$342,078

At September 30, 2005, FHLB advances outstanding consisted of the following:

Maturity	Weighted Average Interest Rate	Amount
Within 1 year	4.56%	$60,484
1 year thru 2 years	4.93	22,028
2 years thru 3 years	5.28	43,489
3 years thru 4 years	—	—
4 years thru 5 years	6.85	10,000
More than 5 years	4.10	25,643

Total	4.87%	$161,644

FHLB advances must be secured by eligible collateral as specified by the FHLB. Accordingly, the Company has a blanket pledge of its one-to-four family residential mortgage loans held in the loan portfolio as collateral for the advances outstanding at September 30, 2005 with a required minimum ratio of collateral to advances of 135%. Also, the Company has an investment in FHLB stock of $37,471 at September 30, 2005 of which approximately $8,100 is pledged as collateral for outstanding advances. FHLB advances consist of a combination of fixed and variable rate advances. Variable rate advances can be paid off, in part or in full, on any interest reset date without penalty. Fixed rate advances are generally subject to early prepayment fees approximately equal to the present value of the lost cash flow to the FHLB.

The Company has a line of credit of $40,000 from a financial institution that is used for liquidity purposes and to facilitate additional investment in subsidiaries. The line of credit is secured by common stock of Unizan Bank, National Association (the “Bank”) and matures in January 2006. The total outstanding balance at September 30, 2005 was $27,000. The interest on each draw is variable and is priced off the Federal Funds Rate plus 1.00% per annum and is paid quarterly.

At September 30, 2005, the Company had $45,000 in term repurchase agreements with Salomon Brothers, Inc. under which the Company sold mortgage-backed and related securities classified as available-for-sale with a fair value of $49,083 at September 30, 2005. The repurchase agreements mature in April 2008 ($10,000) and June 2008 ($35,000). Also, such repurchase agreements are callable at the option of the counter-party. The securities are held at Salomon Brothers, Inc. and will be returned to the Company at maturity.

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

Three months ended September 30, 2005:	Community Banking	Investment and Funds Management	Parent and Other	Total
Net interest income (expense)	$17,803	$6	$(890)	$16,919
Provision for loan losses	1,650	—	—	1,650
Non-interest income	6,686	1,964	16	8,666
Non-interest expense	14,283	1,292	574	16,149
Income tax expense (benefit)	2,365	232	(506)	2,091

Net income (loss)	$6,191	$446	$(942)	$5,695

Three months ended September 30, 2004:	Community Banking	Investment and Funds Management	Parent and Other	Total
Net interest income (expense)	$16,844	$5	$(729)	$16,120
Provision for loan losses	3,750	—	—	3,750
Non-interest income	5,493	1,795	(67)	7,221
Non-interest expense	14,191	1,086	406	15,683
Income tax expense (benefit)	1,205	245	(421)	1,029

Net income (loss)	$3,191	$469	$(781)	$2,879

Nine months ended September 30, 2005:	Community Banking	Investment and Funds Management	Parent and Other	Total
Net interest income (expense)	$53,240	$16	$(2,497)	$50,759
Provision for loan losses	4,374	—	—	4,374
Non-interest income	16,143	6,545	46	22,734
Non-interest expense	41,930	3,928	1,981	47,839
Income tax expense (benefit)	6,698	900	(1,549)	6,049

Net income (loss)	$16,381	$1,733	$(2,883)	$15,231

Nine months ended September 30, 2004:	Community Banking	Investment and Funds Management	Parent and Other	Total
Net interest income (expense)	$55,686	$15	$(2,116)	$53,585
Provision for loan losses	7,700	—	—	7,700
Non-interest income	15,685	5,801	(67)	21,419
Non-interest expense	46,440	4,365	4,826	55,631
Income tax expense (benefit)	5,409	499	(2,657)	3,251

Net income (loss)	$11,822	$952	$(4,352)	$8,422

10)	LEGAL MATTERS

In May 2005, a Class Action Complaint was filed against more than 50 banks and financial institutions, including the Bank. The plaintiffs allege that they were induced to make fraudulent investments in two entities and that the checks they wrote for the investments were drawn on some of the defendant banks and financial institutions and deposited with other defendant banks and financial institutions. With respect to the Bank, plaintiffs allege that the checks deposited with the Bank were not endorsed by an authorized agent of the payee and were not deposited into accounts that were authorized by the payee. The claims against the Bank are for 1) fraud; 2) conversion; 3) negligence; 4) failure to act with ordinary care (Uniform Commercial Code (“UCC”)); 5) breach of duty of good faith (UCC); 6) conversion (UCC); and money had and received. Plaintiffs are seeking compensatory damages from the Bank in the amount of $4 million, plus punitive damages. This case is in the initial stages, counsel has been retained and Management has instructed counsel to vigorously defend this matter. No provision for loss has been recorded for this pending matter.

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

Unizan Financial Corp.

Average Balance Sheet and Related Yields

	Three Months Ended September 30,						Nine Months Ended September 30,
	2005			2004			2005			2004
(dollars in thousands)	Average Balance	Income (1)/ Expense	Rate (2)	Average Balance	Income (1)/ Expense	Rate (2)	Average Balance	Income (1)/ Expense	Rate (2)	Average Balance	Income (1)/ Expense	Rate (2)
Interest-earning assets
Interest-bearing deposits and federal funds sold	$10,076	$87	3.43%	$9,113	$21	0.92%	$13,399	$253	2.52%	$6,535	$42	0.86%
Securities	464,571	4,686	4.00	431,971	3,309	3.05	455,582	13,297	3.90	480,472	12,703	3.53
Total loans (3)	1,765,161	28,104	6.32	1,935,094	26,704	5.49	1,797,584	82,496	6.14	1,956,844	81,978	5.60

Total interest-earning assets	2,239,808	32,877	5.82	2,376,178	30,034	5.03	2,266,565	96,046	5.67	2,443,851	94,723	5.18

Non-earning assets:
Cash and due from banks	51,435			58,010			50,347			58,164
Other non-earning assets	204,278			206,434			204,075			208,312
Allowance for loan losses	(24,836)			(24,783)			(25,503)			(24,607)

Total assets	$2,470,685			$2,615,839			$2,495,484			$2,685,720

Interest-bearing liabilities:
Demand deposits	$185,831	$377	0.80%	$231,466	$308	0.53%	$197,610	$1,069	0.72%	$245,507	$997	0.54%
Savings and money market deposits	526,153	3,468	2.61	505,279	1,561	1.23	525,217	8,904	2.27	513,807	4,058	1.05
Time deposits	884,591	7,813	3.50	886,615	7,189	3.23	879,646	22,367	3.40	920,700	21,969	3.19

Total deposits	1,596,575	11,658	2.90	1,623,360	9,058	2.21	1,602,473	32,340	2.70	1,680,014	27,024	2.15

Subordinated note	20,619	504	9.70	20,619	505	9.74	20,619	1,514	9.82	20,619	1,514	9.81
Other borrowings	294,922	3,518	4.73	418,646	4,071	3.87	316,868	10,589	4.47	436,032	11,765	3.60

Total interest-bearing liabilities	1,912,116	15,680	3.25	2,062,625	13,634	2.63	1,939,960	44,443	3.06	2,136,665	40,303	2.52

Non-interest-bearing liabilities:
Demand deposits	213,734			222,458			214,242			218,612
Other liabilities	24,705			22,138			24,099			23,554
Shareholders’ equity	320,130			308,618			317,183			306,889

Total liabilities and equity	$2,470,685			$2,615,839			$2,495,484			$2,685,720

Net interest income and interest rate spread		$17,197	2.57%		$16,400	2.40%		$51,603	2.61%		$54,420	2.66%

Net interest margin (4)			3.05%			2.75%			3.04%			2.97%

(1)	Interest income is computed on a fully tax equivalent (FTE) basis, using a tax rate of 35%.
(2)	Calculated on an annualized basis.
(3)	Loan fees are included in interest income on loans.
(4)	The net interest margin represents net interest income as a percentage of average interest-earning assets.

Comparison of Operating Results For The Three Months Ended September 30, 2005 and 2004

Net Income. Net income for the third quarter of 2005 was $5,695, or $0.26 per diluted share. This compares with net income of $2,879, or $0.13 per diluted share for the third quarter of 2004. During the third quarter of 2005, net interest income increased by 5.0%, non-interest income increased by 20.0% and the provision for loan loses decreased by 56.0% while non-interest expense increased by 3.0% as compared to the same period in 2004. The net interest margin increased to 3.05% for the third quarter of 2005, compared to 2.75% for the same period in 2004. The Company’s return on average assets and return on average equity increased to 0.91% and 7.06%, respectively, for the third quarter of 2005 compared to 0.44% and 3.71%, respectively, for the third quarter of 2004.

Interest Income. Total interest income increased 9.6% to $32,599 for the three months ended September 30, 2005, compared to $29,754 for the third quarter of 2004. This increase was attributed to a 79 basis point increase in yields on earning assets more than offsetting a $136.4 million, or 5.7%, decrease in average interest earning assets as compared to the year ago period.

The Company’s yield on average loans was 6.32% for the three months ended September 30, 2005 compared to 5.49% for the year ago period. The increase in the yield on loans was primarily due to increases in short term market rates over the past twelve months. Also, yields on the securities portfolio increased from 3.05% during the third quarter of 2004 to 4.00% during the third quarter of 2005, also benefiting from increases in market interest rates as well as lower levels of premium amortization resulting from declines in pre-payments of mortgage-backed and related securities.

Interest Expense. Total interest expense increased 15.0% to $15,680 for the three months ended September 30, 2005, compared to $13,634 for the three months ended September 30, 2004. The Company’s cost of interest-bearing liabilities increased to 3.25% for the three months ended September 30, 2005 compared to 2.63% for the same period in 2004. The increase in the cost of funds also resulted from higher short term market rates affecting the rates paid on all deposit products as well as the cost of shorter term borrowings. The average cost on interest-bearing deposits increased from 2.21% for the third quarter of 2004 to 2.90% for the third quarter of 2005 while the cost of other borrowings increased from 3.87% for the third quarter of 2004 to 4.73% for the third quarter of 2005.

Provision for Loan Losses. The provision for loan losses is the expense necessary to maintain the allowance for loan losses at an appropriate level to absorb management’s estimate of probable losses incurred in the loan portfolio. The evaluation of the allowance for loan losses takes into consideration such factors as current period net charge-offs that are charged against the allowance and a review of general economic conditions and uncertainties. The provision for loan losses was $1,650 for the three months ended September 30, 2005, compared to $3,750 for the third quarter of 2004. This decrease was primarily due to the 2004 provision being impacted by increases in non-accrual and impaired loans as well as by higher loss factors being applied to certain loan types. Net charge-offs were $2,497 in the 2005 period as compared to $2,285 in 2004. Charge-offs were made in accordance with the Company’s standard policy. The provision for loan losses was considered sufficient by management for maintaining an appropriate allowance for loan losses. Additional information regarding the allowance for loan losses and non-performing assets is included in the section captioned “Asset Quality.”

Management analyzes the appropriateness of the allowance for loan losses regularly through reviews of historical loan loss experience, the nature and volume of the portfolio, information about specific borrower situations and estimated collateral values, economic conditions, and other factors. The allowance for loan losses is an estimate that is particularly susceptible to significant changes in the near term and is established through a provision for loan losses based on management’s evaluation of the risk in the Company’s loan portfolio and the general economy. Loan losses are charged against the allowance when the uncollectibility of a loan balance is confirmed. Management believes that the allowance for loan losses was appropriate at September 30, 2005.

Non-Interest Income. Total non-interest income increased by $1,445, to $8,666 for the three months ended September 30, 2005 compared to $7,221 for the three months ended September 30, 2004.

Trust, brokerage and insurance sales income increased by $171, or 9.5%, to $1,964 in the third quarter of 2005 from $1,793 in the third quarter of 2004. Trust income increased by $132 primarily as a result pricing changes while brokerage and insurance sales revenue increased by $39 primarily due to increased sales efforts, including the hiring and licensing of additional sales professionals.

Customer service fees, representing service charges on deposits and fees for other banking services, decreased by $102, or 5.5%, to $1,752 in the third quarter of 2005 from $1,854 in the third quarter of 2004. The decrease was mainly attributed to changes in consumer behavior, particularly with respect to increased utilization of electronic and other means for payment transactions, as well as increases in earnings credits which offset business account service charges.

Gains on sales of loans totaled $1,267 for the third quarter of 2005 compared to $1,008 for the same period in 2004. During the third quarter of 2005, the Company sold $10,923 of the guaranteed portion of its Small Business Administration (“SBA”) and other government guaranteed loan originations in the secondary market compared to $9,806 during the third quarter of 2004, realizing gains of $1,045 in 2005 and $898 in 2004. Also, in the third quarter of 2005, the Company sold $18,397 of residential loans originated for sale compared to $11,698 during the same period in 2004, realizing gains of $222 in 2005 and $110 in 2004. Residential loan origination activity in the third quarter of 2005 benefited from lower market interest rates for fixed rate loans as compared to the year ago quarter.

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

No net security gains or losses were realized in the third quarter of 2005 as compared to $60 of net losses in the third quarter of 2004. The losses in the third quarter of 2004 resulted primarily from the sale of equity securities.

During the third quarter of 2005, the Company recognized a gain of $800 from the sale of its rights under merchant services agreements.

During the third quarter of 2004, the Company recognized a gain of $567 on the sale of its Wooster financial center.

Merchant service fees decreased $78 to $423 in the three months ended September 30, 2005 from $501 for the year ago quarter primarily as a result of a reduction in sales efforts due to the pending merger.

Income on bank owned life insurance (“BOLI”) increased $829 to $1,410 for the third quarter of 2005 from $581 for the same period a year ago. BOLI income for the 2005 period included $836 resulting from death benefit claims.

Other income increased by $73 to $1,050 for the third quarter of 2005 from $977 in the third quarter of 2004. This increase was primarily attributed to higher net servicing income on SBA loans and float earnings on outstanding checks. The 2004 period also included a recovery of $57 of previously recognized impairment charges on the mortgage servicing rights (“MSR”) portfolio. No similar recovery was recognized in the third quarter of 2005. The value of the MSR portfolio is analyzed quarterly by considering critical assumptions for pre-payment speeds, the targeted investor yield to a buyer of MSR’s, and float on escrows. At September 30, 2005 the recorded book value of MSR’s and aggregate estimated fair value was $1,155 and $1,638, respectively.

Non-Interest Expense. Total non-interest expense increased $466 to $16,149 in the three months ended September 30, 2005 compared to $15,683 in the three months ended September 30, 2004. Excluding $476 of expense recognized for merger-related professional fees and severance and benefits costs in the 2004 period, total non-interest expense increased $942, or 6.2%.

Salaries, wages and benefits decreased $361 to $7,850 for the three months ended September 30, 2005 compared to $8,211 for the same period in 2004 which included $357 of merger related severance and benefit expenses.

Occupancy expense decreased by $3 to $872 in the 2005 quarter from $875 in 2004.

Furniture and equipment expense decreased by $5 to $516 in the three months ended September 30, 2005 from $521 in year ago quarter.

Data processing expense decreased by $196 to $720 in the three months ended September 30, 2005 from $916 in the year ago quarter. This decrease was mainly attributed to lower depreciation and amortization expense as many new equipment and software purchases have been delayed due to the pending merger.

Taxes other than income taxes, which are primarily based on net worth levels, increased by $102 to $659 in the third quarter of 2005 from $557 in the third quarter of 2004. This increase resulted primarily from higher capital levels within the Company’s bank subsidiary.

Other intangible amortization expense decreased to $634 in the third quarter of 2005 from $868 in the same period a year ago. This decrease resulted from a decline in scheduled amortization rates.

Other non-interest expense increased $1,163, to $4,898 during the third quarter of 2005 compared to $3,735 in the third quarter of 2004. The increase was mainly due to an $865 increase in legal, accounting and other professional fees from $535 in the third quarter of 2004 to $1,400 in the third quarter of 2005. Higher expenses in the third quarter of 2005 were primarily attributed to filling staffing vacancies, outsourcing certain functions that were previously performed internally, and activities associated with reviewing, implementing and maintaining controls in accordance with provisions of Section 404 of the Sarbanes Oxley Act of 2004 (“SOX 404”). The prior year quarter included $119 of merger-related costs compared to minimal amounts in 2005. Also in the third quarter 2005, non-credit related losses totaled $230 while no similar losses were recognized in the third quarter of 2004.

Provision for Income Taxes. The Company’s provision for federal income taxes was $2,091, or 26.9% of pre-tax income, for the three months ended September 30, 2005 compared to $1,029, or 26.3% of pre-tax income, for the same period in 2004. The effective tax rate differed from the federal statutory rate principally as a result of tax-exempt income from obligations of states and political subdivisions and income from bank owned life insurance.

Comparison of Operating Results for the Nine Months Ended September 30, 2005 and 2004

Net Income. Net income for the nine months ended September 30, 2005 was $15,231, or $0.69 per diluted share. This compares with net income of $8,422, or $0.38 per diluted share, for the same period in 2004. During the first nine months of 2004, salary expense of $5,065 pre-tax, or $3,292 after-tax, was recognized in connection with the exercise of certain stock options and $2,502 pre-tax, or $1,831 after-tax, of expense was recognized for merger-related professional fees and severance and benefit accruals. The salary charge and merger-related expenses impacted net income by $0.23 per diluted share for the first nine months of 2004. During the first nine months of 2005, net interest income decreased by 5.3% while the provision for loan losses decreased 43.2%, non-interest income increased by 6.1% and non-interest expense decreased by 14.0% as compared to the same period in 2004. The net interest margin increased to 3.04% for the first nine months of 2005 compared to 2.97% for the same period in 2004. The Company’s return on average assets and return on average equity increased to 0.82% and 6.42%, respectively, for the nine months ended September 30, 2005 compared to 0.42% and 3.67%, respectively, for the same period in 2004.

Interest Income. Total interest income increased 1.4% to $95,202 for the nine months ended September 30, 2005 compared to $93,888 for the same period in 2004. This increase was primarily attributed to a 49 basis point increase in yields on interest-earning assets, offset in part by a $177.3 million, or 7.3%, decrease in average interest earning assets as compared to the year ago period.

The Company’s yield on average loans was 6.14% for the nine months ended September 30, 2005 compared to 5.60% for the year ago period. The increase in the yield on loans was primarily due to increases in short term market rates over the past twelve months. Also, yields on the securities portfolio increased from 3.53% during the first nine months of 2004 to 3.90% during the first nine months of 2005, also benefiting from increases in market interest rates.

Interest Expense. Total interest expense increased 10.3% to $44,443 for the nine months ended September 30, 2005 compared to $40,303 for the nine months ended September 30, 2004. The Company’s cost of interest-bearing liabilities increased to 3.06% for the nine months ended September 30, 2005 compared to 2.52% for the same period of 2004. The increase in the cost of funds was also a result of higher short term market rates affecting the rates paid on all deposit products as well as the cost of short term borrowings. The average cost on interest bearing deposits increased from 2.15% for the nine months ended September 30, 2004 to 2.70% for the same period in 2005 while the cost of other borrowings increased from 3.60% for the first nine months of 2004 to 4.47% for the first nine months of 2005.

Provision for Loan Losses. The provision for loan losses was $4,374 for the nine months ended September 30, 2005, compared to $7,700 for the same period of 2004. This decrease was primarily due to the 2004 provision being impacted by increases in non-accrual and impaired loans as well as by higher loss factors being applied to certain loan types. Net charge-offs for the nine months ended September 30, 2005 were $6,304 compared to $5,924 for the same period in 2004.

Non-Interest Income. Total non-interest income increased by $1,315 to $22,734 for the nine months ended September 30, 2005 compared to $21,419 for the nine months ended September 30, 2004.

Trust, brokerage and insurance sales income increased by $747, or 12.9%, to $6,543 for the nine months ended September 30, 2005 from $5,796 for the same period in 2004. Brokerage and insurance sales revenue increased by $510 primarily due to the hiring and licensing of additional sales professionals and more favorable market conditions while trust revenues increased by $237 primarily as a result of pricing changes.

Customer service fees, representing service charges on deposits and fees for other banking services, decreased by $502, or 9.1%, to $5,044 in the first nine months of 2005 from $5,546 for the same period of 2004. The decrease was mainly attributed to changes in consumer behavior as well as increases in earnings credits which offset business account service charges, previously discussed.

Gains on sales of loans totaled $3,523 for the nine months ended September 30, 2005 compared to $2,939 for the same period in 2004. During 2005, the Company sold $32,644 of the guaranteed portion of its SBA and other government guaranteed loan originations in the secondary market compared to $21,996 during the same period in 2004, realizing gains of $3,146 in 2005 and $2,175 in 2004. Also, in 2005, the Company sold $34,708 of residential loans originated for sale compared to $38,097 during the same period in 2004, realizing gains of $377 in 2005 and $505 in 2004. In addition, in 2004, the Company sold $7,082 of loans from the residential loan portfolio realizing gains of $259. No similar portfolio sales occurred in 2005.

No net security gains were realized in the nine months ended September 30, 2005 as compared to $192 of net gains in 2004. The net gains in 2004 resulted primarily for the Company’s sale of its trust preferred and equity securities portfolios.

During the nine months ended September 30, 2005, the Company recognized a gain of $800 from the sale of its rights under merchant services agreements, previously noted.

During the nine months ended September 30, 2004, the Company recognized a gain of $567 on the sale of its Wooster financial center, previously noted.

Merchant service fees decreased $155 to $1,226 for the nine months ended September 30, 2005 from $1,381 for the year ago period primarily as a result of a reduction in sales efforts due to the pending merger.

Income on BOLI increased to $2,559 for the nine months ended September 30, 2005 from $1,829 for the same period in 2004. This increased was primarily attributed to death benefit claims in 2005.

Other operating income decreased by $130, or 4.1%, to $3,039 for the nine months ended September 30, 2005 from $3,169 for the same period of 2004. Included in other operating income in the 2004 period was a $248 net recovery for previously recognized impairment charges on the MSR portfolio.

Non-Interest Expense. Total non-interest expense decreased $7,792 to $47,839 for the nine months ended September 30, 2005 compared to $55,631 for the nine months ended September 30, 2004. Excluding salary expense of $5,065 recognized in connection with the exercise of certain stock options and $2,502 of expense recognized for merger-related professional fees and severance and benefit accruals in 2004, total non-interest expense decreased $225, or 0.5%.

Excluding expenses of $5,065 related to the exercise of certain stock options and $782 for merger-related severance accruals recognized in 2004, salaries, wages and benefits decreased to $23,455 for the nine months ended September 30, 2005 from $25,632 for the same period in 2004. This decrease was mainly attributed to staffing levels which have declined from 734 full time equivalent employees at the beginning of 2004 to 610 at September 30, 2005.

Occupancy expense increased by $74 to $2,611 for the nine months ended September 30, 2005 from $2,537 for the same period in 2004. This increase was mainly attributed to higher utilities and maintenance costs.

Furniture and equipment expense decreased by $122 to $1,505 for the nine months ended September 30, 2005 from $1,627 for the year ago period. This decrease was mainly attributed to lower depreciation expense as many new equipment purchases have been delayed due to the pending merger.

Data processing expense decreased by $721 to $2,047 for the nine months ended September 30, 2005 from $2,768 for the same period a year ago. This decrease was also mainly attributed to lower depreciation and amortization expense as many new equipment and software purchases have been delayed due to the pending merger.

Taxes other than income taxes for the nine months ended September 30, 2005 were $2,025 compared with $1,797 for the same period in 2004. This increase resulted primarily from higher capital levels within the Company’s bank subsidiary.

Other intangible amortization expense decreased to $1,917 for the nine months ended September 30, 2005 from $2,504 for the same period a year ago. This decrease resulted from a decline in scheduled amortization rates.

Excluding merger-related professional fees of $1,720 in 2004, other non-interest expenses increased $3,080 to $14,279 during the first nine months of 2005 compared to $11,199 in 2004. The increase was mainly due to a $3,008 increase in legal, accounting and other professional fees from $1,331 for the first nine months of 2004 to $4,339 for the nine months ended September 30, 2005. Higher expenses in 2005 were primarily attributed to filling staffing vacancies, outsourcing certain functions that were previously performed internally, and activities associated with reviewing, implementing and maintaining controls in accordance with provisions of Section 404 of the Sarbanes Oxley Act of 2004.

Provision for Income Taxes. The Company’s provision for federal income taxes was $6,049, or 28.4% of pre-tax income, for the nine months ended September 30, 2005 compared to $3,251, or 27.9% of pre-tax income, for the same period in 2004.

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

Failure to receive principal and interest payments when due on a loan results in efforts by the Company to restore such loan to current status. Loans are classified as non-accrual when, in the opinion of management, full collection of principal and accrued interest in accordance with the contractual terms of the loan is in doubt. Continued unsuccessful collection efforts generally lead to initiation of foreclosure or other legal proceedings. Property acquired by the Company as a result of foreclosure, or by deed in lieu of foreclosure, is classified as “other assets owned” until such time as it is sold or otherwise disposed of. The Company owned $2,619 of such property at September 30, 2005 compared to $2,612 at December 31, 2004.

Non-performing loans totaled $29,541, or 1.69% of total loans, at September 30, 2005 compared to $30,150, or 1.61% of total loans, at December 31, 2004. Non-performing assets totaled $32,160, or 1.84% of loans and other assets owned at September 30, 2005 compared to $32,762, or 1.75%, at December 31, 2004. Non-performing loans consisted of $11,874 of residential mortgage and home equity loans, $2,029 of commercial loans, $4,642 of commercial real estate loans, $2,085 of aircraft loans, $8,862 of SBA and other government guaranteed loans, of which $6,601 was guaranteed by the government, and $49 of other consumer loans. Non-performing loans, excluding the portion of such loans guaranteed by the government ($6,601 at September 30, 2005 and $7,294 at December 31, 2004), totaled $22,940, or 1.31% of total loans, at September 30, 2005 compared to $22,856, or 1.22% of total loans, at December 31, 2004. Many of the SBA loans are collateralized by real estate which must be liquidated prior to receiving the guaranteed principal portion of the loan balance from the SBA. Also impacting non-performing loan levels are delinquency and bankruptcy trends in general. Residential delinquency trends are consistent with Ohio and national trends; bankruptcies have increased, and represent a significant part of non-performing loans. While these factors have caused higher relative levels of delinquencies and non-performing assets which, accordingly, are considered by Management in the evaluation of the adequacy of the allowance for loan losses, there continues to be little translation into losses. Management continues to remain cautious as the economic uncertainty extends into certain areas of the Company’s markets and high levels of bankruptcies continue. Management of the Company is not aware of any material amounts of loans outstanding, not disclosed in the tables below, for which there is significant uncertainty as to the ability of the borrower to comply with present payment terms.

The following is an analysis of the composition of non-performing assets and restructured loans:

	September 30, 2005	December 31, 2004
Non-accrual	$29,535	$28,294
Accruing loans 90 days or more past due	6	1,856

Total non-performing loans	29,541	30,150
Other assets owned and other non-performing assets	2,619	2,612

Total non-performing assets	$32,160	$32,762

Restructured loans	$5,247	$2,430

Non-performing loans to total loans	1.69%	1.61%
Non-performing assets to total assets	1.31%	1.27%
Non-performing assets to total loans plus other assets owned	1.84%	1.75%

Restructured loans at September 30, 2005 consisted of two loans. One such loan, with a balance of $2,318 at September 30, 2005, was initially restructured in May 1999. This loan performed in accordance with the restructured terms until its maturity date in May 2004 at which time the maturity date was extended to November 2005. Since that time, all required payments have been made in accordance with the extension agreement. The other restructured loan, with a balance of $2,929 at September 30, 2005, was modified in February 2005 to provide for a lower contractual interest rate and extension of the scheduled maturity date in return for the borrower / guarantors pledging additional collateral for the loan. Management does not anticipate any loss on this loan based on the value of the underlying collateral. These restructured loans were not included in non-performing assets.

As of September 30, 2005, impaired loans were $11,017 compared with $12,914 at December 31, 2004. Impaired loans exclude $6,601 and $7,294 at September 30, 2005 and December 31, 2004, respectively, which represents the government guaranteed portion of government guaranteed impaired loans. Commercial, commercial real estate and aircraft loans are classified as impaired if full collection of principal and interest in accordance with the terms of the loan documents is not probable. Impaired loans and non-performing loans have been considered in management’s analysis of the appropriateness of the allowance for loan losses.

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

The allowance for loan losses totaled $24,426, or 1.40% of total loans outstanding, at September 30, 2005 compared to $26,356, or 1.41% of total loans outstanding, at December 31, 2004. Net charge-offs for the three months and nine months ended September 30, 2005 were $2,497 and $6,304, respectively, compared to $2,285 and $5,924, respectively, for the same periods in 2004. Annualized net charge-offs as a percentage of average loans outstanding were 0.56% and 0.47%, respectively for the three month and nine month periods ended September 30, 2005 compared to 0.47% and 0.40%, respectively, for the same periods in 2004. Net charge-offs included aircraft loan net charge-offs of $628, primarily attributed to one charge-off in the amount of $590, for the three months ended September 30, 2005 compared to a net recovery of $47 in 2004 and $645 of net charge-offs for the nine months ended September 30 2005 compared to net charge-offs of $501, isolated primarily to two borrowers, for the same period in 2004. Charge-offs were made in accordance with the Company’s standard policy.

The allowance for loan losses as a percentage of non-performing loans (“coverage ratio”) was 82.7% at September 30, 2005 compared to 87.4% at December 31, 2004. Although used as a general indicator, the coverage ratio is not a primary factor in the determination of the appropriateness of the allowance by management, particularly given the extent to which the Company’s non-performing loans consist of single-family residential mortgage loans and given that $6,601 of non-performing loans at September 30, 2005 are guaranteed by the government. The allowance for loan losses as a percentage of non-performing loans, excluding the portion of such non-performing loans that are guaranteed by the government, was 106.5% at September 30, 2005 compared to 115.3% at December 31, 2004.

As of September 30, 2005, the aircraft portfolio of $76,440 represented 4.4% of the total loan portfolio compared to $106,845, or 5.7% of the total loan portfolio, at December 31, 2004. These loans are predominately to businesses that use their planes as a business tool and not actually within the aircraft industry, i.e. charters or flight schools, thus reducing the Bank’s exposure to the aircraft industry as a whole. The Company no longer originates aircraft loans and closed its aircraft lending centers during 2004.

Comparison of September 30, 2005 and December 31, 2004 Financial Condition

Total assets were $2.46 billion at September 30, 2005, a decrease of $112,903 from December 31, 2004.

Total securities increased by $5,884, or 1.3%, to $464,620 at September 30, 2005 from $458,736 at December 31, 2004. Substantially all principal payments received on the securities portfolio during the first nine months of 2005 were re-invested in mortgage-backed securities. The Company’s general investment strategy is to manage the portfolio to include rate sensitive assets, matched against interest sensitive liabilities to reduce interest rate risk. In recognition of this strategy, as well as to provide a secondary source of liquidity to accommodate loan demand and possible deposit withdrawals, the Company has chosen to classify the majority of its securities as available-for-sale. At September 30, 2005, 99.7% of the total securities portfolio, excluding FHLB stock, was classified as available-for-sale. Management periodically reviews the securities portfolio for possible impairment. Management believes that the gross unrealized losses of $6,822 at September 30, 2005 on securities available for sale are temporary in nature and due primarily to changes in interest rates and not a result of credit related issues. Management believes that the Company has the ability to hold securities with unrealized losses to maturity or until such time as the unrealized losses reverse.

Total loans, excluding loans held for sale, decreased $125,711 to $1.75 billion at September 30, 2005 from $1.87 billion at December 31, 2004. This decrease was primarily attributed to the expected repayment of a single commercial loan with an outstanding balance of $26,968, the full repayment of another single borrower relationship totaling $25,900, a $30,405 decline in aircraft loans due to the Company no longer originating this type of loan and a decrease of $14,408 in indirect consumer loans.

Total deposits decreased $50,396, or 2.7%, to $1.79 billion at September 30, 2005 from $1.84 billion at December 31, 2004. Non-interest bearing demand deposits decreased by $11,345, primarily attributed to business accounts, interest bearing demand deposits decreased by $33,584, savings deposits decreased by $13,494 and non-brokered certificates of deposit decreased by $39,043. The decline in non-brokered certificates of deposit was attributed primarily to significant maturities and resulting withdrawals during the third quarter of 2005 by holders of a particular certificate of deposit that was offered during a special promotional campaign in 2002. Many of these deposit holders represented highly rate sensitive and single relationship customers. These decreases were partially offset by a $34,853 increase in brokered deposits which totaled $72,748 at September 30, 2005 compared to $37,895 at December 31, 2005 and a $4,190 increase in money market deposits.

Short-term borrowings, which include sweep repurchase agreements and federal funds purchased, increased by $37,050 to $68,726 at September 30, 2005 compared to $31,676 at December 31, 2004. Other borrowings decreased by $108,130 to $233,948 at September 30, 2005 compared to $342,078 at December 31, 2004. The decline in other borrowings resulted primarily from a decrease in overnight borrowings of $29,175, the scheduled repayment of FHLB advances totaling $50,000 and the early repayment, without penalty, of a $25,000 variable rate FHLB advance.

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

The Company’s principal source of funds to satisfy short-term liquidity needs comes from cash, due from banks, federal funds sold and borrowing capabilities through the FHLB and other sources. Changes in the balance of cash and due from banks are due to changes in volumes of federal funds sold and the float and reserves related to deposit accounts, which may fluctuate significantly on a day-to-day basis. As of September 30, 2005, cash, due from banks, federal funds sold and interest bearing deposits with banks totaled $65,075 compared with $59,196 at December 31, 2004. The securities portfolio serves as an additional source of liquidity for the Company. Securities with a market value of $425,751 were classified as available-for-sale as of September 30, 2005, representing 99.7% of the total securities portfolio. Classification of securities as available-for-sale provides for flexibility in managing net interest margin, interest rate risk, and liquidity. Securities with a market value of $336,232 at September 30, 2005 were pledged to secure public funds and other obligations.

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

Shareholders’ equity at September 30, 2005 was $319,482, compared to $311,925 at December 31, 2004, an increase of $7,557. This increase was primarily the result of the retention of earnings after payment of dividends.

Under the risk-based capital guidelines, a minimum capital to risk-weighted assets ratio of 8.0% is required, of which, at least 4.0% must consist of Tier 1 capital (equity capital net of goodwill). Additionally, a minimum leverage ratio (Tier 1 capital to total assets) of 3.0% must be maintained. At September 30, 2005, the Company had a total risk-based capital ratio of 14.5%, of which 13.2% consisted of Tier 1 capital. The leverage ratio for the Company at September 30, 2005, was 10.0%.

Cash dividends declared and paid to shareholders of the Company totaled $8,960, or $0.405 per share, during the first nine months of 2005 compared to $8,844, or $0.405 per share, for the same period in 2004.

At September 30, 2005, the Company (parent only) had $11,470 of cash and cash equivalents. The Company’s ability to obtain additional funds for the payment of dividends and for other cash requirements is largely dependent on the amount of dividends which may be declared by the Bank and other subsidiaries. However, the Federal Reserve Board expects the Company to serve as a source of strength to its subsidiary banks, which may require the Company to retain capital for further investment in its subsidiary banks, rather than pay dividends to shareholders. Payment of dividends by the Bank may be restricted at any time at the discretion of its applicable regulatory authorities, if they deem such dividends to constitute an unsafe and/or unsound banking practice. These provisions could have the effect of limiting the Company’s ability to pay dividends on its common shares. Presently, based on an understanding between the Company and its primary regulator, any dividend payment or repurchase of common stock by the Company requires the prior approval of such primary regulator.

In addition, bank regulators limit the amount of dividends a subsidiary bank can declare in any calendar year without obtaining prior approval. Banks must have the approval of its regulatory authority if a dividend in any year would cause the total dividends for that year to exceed the sum of the Bank’s current year’s “net profits” (or net income, less dividends declared during the period based on regulatory accounting principles) and the retained net profits for the preceding two years, less required transfers to surplus. As of September 30, 2005, $12,483 was available to pay as dividends to the holding company. Dividends in excess of this amount require regulatory approval prior to being paid.

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

The model then applies a predetermined immediate parallel increase or decrease in the level of interest rates to forecast the impact on both net interest income and capital one year forward. While such a change in interest rates is not necessarily indicative of actual or expected financial performance since changes in interest rates that affect the entire yield curve equally at a single point in time are not typical, Management believes this methodology provides a comprehensive appraisal of interest rate risk by estimating the maximum potential exposure to changes in interest rates. Other significant estimates include 1) assumptions regarding the magnitude of rate changes that are applied to various deposit products; 2) pre-payment assumptions applicable to residential mortgages, which are based on industry medians which could differ from the Company’s actual results due to non-financial pre-payment incentives and other local factors; and 3) the behavior of depositors, which is based on an analysis of historical changes in balances that might not fully reflect current attitudes toward other investment alternatives. Moreover, the model does not include any interim changes in strategy the Company might implement in response to shifts in interest rates.

At September 30, 2005, assuming an immediate, parallel 100 basis point shift in market yields, the Company’s net interest income for the next twelve months was calculated to decrease by 3.16% if rates decline and to increase by 2.26% if rates increase. At December 31, 2004, assuming an immediate, parallel 100 basis point shift in market yields, the Company’s net interest income for the next twelve months was calculated to decrease by 1.78% if rates declined and to increase by 1.21% if rates increased. Since interest rates on deposit products are relatively low, the Company would not expect to realize any significant future benefit from lower rates, but could see a continuing decrease in earning asset rates. The net present value of equity is defined as the difference between the present value of the Company’s assets and liabilities. In general, the present value of fixed rate financial instruments declines as market rates increase and increases as rates fall. Using the yield scenario defined above, the net present value of equity was forecasted to decline in a rising rate environment and to rise in a falling rate scenario.

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

At September 30, 2005 the Company has an interest rate swap on which it pays a fixed rate and receives a variable rate that was executed to convert a variable rate borrowing to a fixed rate to reduce the risk of increased interest expense in a rising rate environment. Such swap, which had a total notional amount of $15,000, was recorded at its fair value of ($1,047) with changes in the fair value recognized in other comprehensive income. For the three months and nine months ended September 30, 2005, $98 and $483, respectively, was recognized in interest expense related to interest rate swaps compared with $388 and $1,220, respectively, for the same periods in 2004.

Also, the Company has a program that provides long-term fixed rate loans to commercial borrowers without the Company incurring interest rate risk by executing simultaneous interest rate swaps. Each swap under this program has been structured to have the same amortization and rate reset schedule as its underlying loan, which results in an effective fair value hedge. At September 30, 2005, the notional value of swaps in this program totaled $29,271 and had a fair value of $303. Changes in the market value of these swaps and the underlying loans are included in earnings. For the three months and nine months ended September 30, 2005, $68 and $315, respectively, was recognized as a reduction in interest income related to these interest rate swaps compared with $95 and $300, respectively, for the same periods in 2004.

The Company also has a notional balance of $3,000 of options on the S & P 500 which offsets the equivalent risk of certificate of deposit liabilities that have a return contractually linked to the index. The options and the embedded derivative had a fair value of $163 at September 30, 2005.

Item 4:

CONTROLS AND PROCEDURES

Management is responsible for establishing and maintaining effective disclosure controls and procedures as defined under Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. As of the end of the period covered by this quarterly report, an evaluation of the effectiveness and design and operation of the Company’s disclosure controls and procedures was performed under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer. Based on this evaluation, management concluded the Company’s disclosure controls and procedures as of September 30, 2005, were effective in ensuring material information required to be disclosed in this Quarterly Report on Form 10-Q was recorded, processed, summarized, and reported on a timely basis. Additionally, there were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended September 30, 2005 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

In May 2005, a Class Action Complaint was filed against more than 50 banks and financial institutions, including Unizan Bank, National Association (“Bank”). The plaintiffs allege that they were induced to make fraudulent investments in two entities and that the checks they wrote for the investments were drawn on some of the defendant banks and financial institutions and deposited with other defendant banks and financial institutions. With respect to the Bank, plaintiffs allege that the checks deposited with the Bank were not endorsed by an authorized agent of the payee and were not deposited into accounts that were authorized by the payee. The claims against the Bank are for 1) fraud; 2) conversion; 3) negligence; 4) failure to act with ordinary care (Uniform Commercial Code (“UCC”)); 5) breach of duty of good faith (UCC); 6) conversion (UCC); and money had and received. Plaintiffs are seeking compensatory damages from the Bank in the amount of $4 million, plus punitive damages. This case is in the initial stages, counsel has been retained and Management has instructed counsel to vigorously defend this matter.

Item 2. Changes in Securities and Use of Proceeds

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Number of Shares that May Yet Be Purchased Under the Plan
July 1, 2005 to July 31, 2005	10	$27.27	—
August 1, 2005 to August 31, 2005	—	—	—
September 1, 2005 to September 30, 2005	—	—	—

Total	10	$27.27	—

The above shares were purchased from shareholders who participate in the Company’s Dividend Reinvestment Plan. In addition to the above share purchases, a total of 3,484 of treasury shares were issued in connection with stock option activity and 143 of treasury shares were issued in connection with the Company’s Dividend Reinvestment and Stock Purchase Plan during the third quarter of 2005.

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

(b) Reports on Form 8-K filed during the quarter ended September 30, 2005:

Report on Form 8-K dated July 22, 2005 reporting earnings for the quarter ended June 30, 2005.

Report on Form 8-K dated September 7, 2005 announcing the declaration of a quarterly cash dividend of $0.135 per common share.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Unizan Financial Corp. (Registrant)

Date: November 7, 2005	/s/ ROGER L. MANN
Roger L. Mann
President and Chief Executive Officer

Date: November 7, 2005	/s/ KIM M. TAYLOR
Kim M. Taylor
Chief Financial Officer